Form 10-K
period 1993-12-31
POGO PRODUCING CO
filed 1994-02-28
CIK 230463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NO. 1-7792

                             POGO PRODUCING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            74-1659398
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)
5 GREENWAY PLAZA, P.O. BOX 2504
       HOUSTON, TEXAS                                          77252-2504
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code:
        (713) 297-5000

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
    Common Stock, $1 par value          New York Stock Exchange
                                        Pacific Stock Exchange
    8% Convertible Subordinated         New York Stock Exchange
    Debentures Due December 31, 2005

  Securities registered pursuant to Section 12(g) of the Act:
        None

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No. / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $561,037,000 as of February 24, 1994 (based on $19.00 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date).

    32,542,952 shares of the registrant's Common Stock were outstanding as of February 24, 1994.

                       DOCUMENT INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement respecting the annual meeting of shareholders to be held on April 26, 1994 (to be filed not later than 120 days after December 31, 1993) are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

    Pogo Producing Company (the 'Company'), incorporated in 1970, is engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico and onshore in the United States. The Company is also engaged in exploration of its license concession in the Gulf of Thailand, and is evaluating a development program in connection with its recently announced oil and gas discoveries on that concession. The Company has interests in 76 lease blocks offshore Louisiana and Texas, approximately 93,000 gross acres onshore in the United States, approximately 2,635,000 gross acres offshore in the Kingdom of Thailand, and approximately 1,965,000 gross acres in Australia.

DOMESTIC OFFSHORE OPERATIONS

    Historically, the Company's interests have been concentrated in the Gulf of Mexico, where approximately 81% of the Company's domestic proved reserves and 68% of its total proved reserves are now located. During 1993, approximately 75% of the Company's natural gas equivalent production was from its domestic offshore properties, contributing approximately 75% of consolidated oil and gas revenues. Four offshore producing areas, Eugene Island, South Marsh Island, Main Pass and East Cameron, account for approximately 52% of the Company's net proved natural gas reserves and approximately 56% of the Company's proved crude oil, condensate and natural gas liquids reserves. Eugene Island is the Company's largest producing area with 1993 average net revenue interest production (net to the Company's interest and net of royalty burdens) of 24 million cubic feet ('MMcf') per day of natural gas and 4,600 barrels ('Bbls') per day of oil, condensate and natural gas liquids. The table in Item 2 of this Annual Report on Form 10-K for the year ended December 31, 1993 (the 'Annual Report') summarizes the Company's offshore leasehold interests, drilling activity, and platforms set or announced as of December 31, 1993.

  LEASE ACQUISITIONS

    The Company has participated with other companies in bidding on and acquiring interests in federal leases offshore in the Gulf of Mexico since December 1970. As a result of such sales and subsequent activities, the Company owns interests in 70 federal leases offshore Louisiana and Texas. Federal leases generally have primary terms of five years, subject to extension by development and production operations. The Company also owns interests in six leases in state waters offshore Louisiana.

    As part of its strategy, the Company intends to continue an active lease evaluation program in the Gulf of Mexico in order to identify exploration and exploitation opportunities. The Department of the Interior has announced its intention to hold two lease sales during 1994 covering federal acreage in the Central and Western portions of the Gulf of Mexico; and it is anticipated that various states will also hold sales covering state acreage from time to time. As in the case of prior sales, the extent to which the Company participates in future bidding will depend on the availability of funds and its estimates of hydrocarbon deposits, operating expenses and future revenues which reasonably may be expected from available lease blocks. Such estimates typically take into account, among other things, estimates of future hydrocarbon prices, federal regulations, and taxation policies applicable to the petroleum industry.

    It is also the Company's objective to acquire certain producing properties where additional low-risk drilling or improved production methods by the Company can provide attractive rates of return. During 1993, the Company acquired a 50% working interest in South Pass Block 50 and acquired an additional approximately 17% working interest in Ship Shoal Block 240. In late 1993, the Company effected an exchange of working interests in certain federal offshore lease blocks with another working interest owner in such blocks. As a result of this exchange, the Company increased its working interest in the following five blocks: Eugene Island 256 (from 41.5% to 69.2%), Eugene Island 295 (from 60% to 100% on 3,125 acres above 3,000 feet, from
12% to 20% on 1,875 acres above 3,000 feet and from 12% to 20% on all of the block below 3,000 feet), Eugene Island 261 (from 43.3% to 66.6%) and West Cameron blocks 252 and 253 (from 24% to 80%). In exchange, the
Company assigned various working interests in 13 blocks to the other working interest owner. The Company effected the exchange primarily because it believes that this exchange will result in significant increased exploitation and exploration potential in the Eugene Island and West Cameron areas.
This exchange of working interests is also consistent with the Company's strategy of increasing its working interest in its core areas. In connection with this exchange, the Company became the operator for the joint venture partners on certain of these blocks.

  EXPLORATION AND DEVELOPMENT

    The scope of exploration and development programs relating to the Company's offshore interests is affected by prices for oil and gas, and by federal, state and local legislation, regulations and ordinances applicable to the petroleum industry. The Company's domestic offshore capital and exploration expenditures for 1993 were approximately $39,000,000, or 122% higher than the Company's domestic offshore capital and exploration expenditures of approximately $17,600,000 for 1992 and 23% higher than the Company's domestic offshore capital and exploration expenditures of approximately $31,700,000 for 1991. Development and production related projects represented 86% of the Company's 1993 domestic offshore capital and exploration expenditures. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

    Leases acquired by the Company and other participants in its bidding groups are customarily committed, on a block-by-block basis, to separate operating agreements under which the appointed operator supervises exploration and development operations for the account and at the expense of the group. These agreements usually contain terms and conditions which have become relatively standardized in the industry. Major decisions regarding development and operations typically require the consent of at least a majority (in working interest) of the participants. Because the Company generally has a meaningful working interest position, the Company believes it can influence decisions regarding development and operations even though it may not be the operator of a particular lease. The Company, which historically has not operated a substantial percentage of its offshore properties, has assumed the operation of certain of its properties where the Company believes that its technical expertise and ability to control overhead and operating costs will enhance its economic interest.

    Platforms are installed on a block when, in the judgment of the lease interest owners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment. Platforms are used to accommodate both development drilling and additional exploratory drilling. In recent years, the gross cost of production platforms to the joint ventures in which the Company has varying net interests has been less than $11,000,000 per platform. Platform costs vary and more expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. During 1993, the Company commenced installation of an additional platform on Eugene Island Block 295 and announced its intention to set a platform on Main Pass Block 123.
See 'Properties -- Principal Properties.'

    In 1989, the Company entered into a limited partnership agreement as general partner of Pogo Gulf Coast, Ltd., a Texas limited partnership ('Pogo Gulf Coast'), in which the Company agreed to be responsible for investing as much as $60,000,000 on behalf of Pogo Gulf Coast for acquisition and exploration in state and federal waters in the Gulf of Mexico. As of December 31, 1993, Pogo Gulf Coast had interests in 24 federal offshore leases, and had invested a total of $41,750,000 of the aforementioned $60,000,000. The Company owns 40% of any interest in properties acquired by the limited partnership. Unless otherwise noted, the statistical data reported in this Annual Report reflect only the Company's share of Pogo Gulf Coast's holdings.

DOMESTIC ONSHORE OPERATIONS

    The Company has onshore division staffs in Houston and Midland, Texas. Its onshore activities are concentrated in known oil and gas provinces, principally the Permian Basin of southeastern New Mexico and West Texas and the onshore Gulf Coast area. As of December 31, 1993, the Company and its partners had drilled and completed as productive 151 consecutive wells in Lea and Eddy Counties in southeastern New Mexico, including 58 wells in 1993 alone. The Company's primary drilling objective in southeastern New Mexico is the Brushy Canyon (Delaware) formation which produces oil at depths of 6,000 to 9,000 feet. The Company's net revenue interest portion of daily liquid hydrocarbon production in New Mexico averaged approximately 3,700 Bbls during 1993, which represented approximately 32% of the Company's total average daily production of oil, condensate and liquid plant products during 1993.

    The Company generally conducts its onshore activities through joint ventures and other interest-sharing arrangements with major and independent oil companies. The Company operates many of its onshore properties using independent contractors.

    The Company's domestic onshore capital and exploration expenditures were approximately $29,400,000 for 1993, or 44% higher than the Company's domestic onshore capital and exploration expenditures of approximately $20,400,000 for 1992 and 56% higher than the Company's domestic onshore capital and exploration expenditures of approximately $18,800,000 for 1991. Development and production related projects represented 82% of the Company's 1993 domestic onshore capital and exploration expenditures. As of December 31, 1993, the Company held leases on 56,155 net acres onshore in the United States. Onshore reserves as of December 31, 1993, accounted for approximately 19% of the Company's domestic proved reserves and approximately 16% of its total proved reserves. During 1993, approximately 25% of the Company's natural gas equivalent production was from its domestic onshore properties, contributing approximately 25% of consolidated oil and gas revenues.

INTERNATIONAL OPERATIONS

    The Company has conducted international exploration activities since the late 1970's in numerous oil and gas areas in various parts of the world. The Company pursues a strategy of evaluating potentially high return prospects in areas of the world with a stable political and financial climate such as certain European and ASEAN ('Association of Southeast Asian Nations') countries. In 1988, the Company sold its United Kingdom reserves which were located in the North Sea. Since that time, the Company has analyzed several opportunities and has obtained a concession in the Kingdom of Thailand and a concession in Australia. The Company's international capital and exploration expenditures were approximately $6,000,000 for 1993, or 131% higher than the Company's international capital and exploration expenditures of approximately $2,600,000 for 1992. Substantially all of the Company's international capital and exploration expenditures for 1993 were related to the Company's license in the Kingdom of Thailand. However, the Company continues to evaluate other international opportunities that are consistent with the Company's international exploration strategy.

    In 1990, the Company invited Rutherford/Moran Oil Company ('Rutherford/Moran'), Maersk Olie og Gas A/S ('Maersk') and Sophonpanich Co., Ltd. ('Sophonpanich') to join it in bidding for a concession license on Block B8/32, a 2.6 million acre tract in the Gulf of Thailand. In August 1991, the Company, Rutherford/Moran, Maersk and Sophonpanich were awarded a license from the Kingdom of Thailand to explore for and produce oil and gas on the tract. The Company's working interest in the concession is 31.67%. Maersk is the operator with a similar 31.67% interest.

    Exploration activities in Thailand are consistent with the Company's objectives of expanding its international operations in areas that have geological features which the Company believes may be favorable for hydrocarbon accumulation, low entry costs, an acceptable political risk profile and operational or other similarities with the Company's existing activities. Thailand is expected to be a net importer of hydrocarbons at least through the year 2000, which should provide an attractive market for hydrocarbons produced locally. The Company's acreage is located 150 miles south southeast of Bangkok in 250 feet of water and is on trend with several producing oil and gas fields including, among others, the Erawan, Surat and Satun fields. The tract is traversed by a major natural gas pipeline. The Company understands that a contract has been entered into for construction of a second, parallel pipeline owned by an entity controlled by the government of the Kingdom of Thailand, with completion scheduled for early 1996. The Company anticipates that by the time production can commence from this concession, there should be ample transportation capacity available on these pipelines.

    Following an initial evaluation of the Thailand concession area, the Company and its joint venture partners drilled five exploratory wells on three separately identified seismic structures. In October 1992, the first well drilled, the Tantawan No. 1, successfully tested a large, complexly faulted, anticlinal structure with production tests from five intervals in that well resulting in calculated cumulative flow rates of 6,260 Bbls of oil and condensate and 25,750 thousand cubic feet ('Mcf') of natural gas per day. During 1993, the Company and its joint venture partners shot, processed and evaluated approximately 9,000 kilometers of new 3-D seismic data over and around the Tantawan No. 1 well. In late 1993, the Company drilled the Tantawan No. 2 and the Tantawan No. 3 exploratory wells on the Tantawan structure. The Tantawan No. 2 well successfully delineated a previously untested fault block to the east of the Tantawan No. 1 well with production tests from six intervals resulting in calculated cumulative flow rates of 70,300 Mcf of natural gas and 1,720 Bbls of condensate per day. The Tantawan No. 3 well successfully delineated a third untested fault block on the Tantawan structure located approximately two miles north of the Tantawan No. 1 and No. 2 wells. Production tests from this third Tantawan well were reported in January 1994, with production tests from five intervals resulting in calculated cumulative flow rates of 40,660 Mcf of natural gas and 8,684 Bbls of oil and condensate per day.

    As a result of its successful exploration drilling program, the Company's Thailand concession now accounts for approximately 14% of the Company's total estimated net proved reserves of natural gas, approximately 19% of the Company's total estimated net proved reserves of oil, condensate and natural gas liquids and approximately 16% of the Company's total net proved oil and gas equivalent reserves. Additional delineation wells on the Tantawan structure are planned during 1994. Based upon the results of such drilling, the Company and its partners will agree upon the type of development plan needed to commence production in this area. In addition, in late 1993, the Company and its joint venture partners began shooting and processing additional new 3-D seismic data in a different portion of Block B8/32. Following evaluation of this seismic data, additional exploratory wells are expected to be drilled by the Company and its joint venture partners on as yet untested seismic structures identified on Block B8/32.

    Production from the concession will be subject to a royalty ranging from 5% to 15% of oil and gas sales, plus certain fixed dollar amounts payable at specified cumulative production levels. Revenue from production in Thailand will also be subject to income taxes and other governmental charges. As set forth in the August 1991 concession, the exploratory term of the concession is for a period of up to six years; provided, however, that after the expiration of four years, a portion of the acreage in Block B8/32 must be relinquished by the Company and its joint venture partners and removed from the concession license. The Company must identify and release this acreage no later than August 1, 1995. During the remainder of the concession's exploratory period, the Company and its joint venture partners have certain work commitments involving the drilling of four more exploratory wells or the expenditure of certain sums of money on exploration activities. The Company anticipates, based on the joint venture's current exploration budget and capital spending plans, that it and its joint venture partners will satisfy the remainder of the concession's work commitments by the middle of 1995. Following the commencement of production, the initial production period of the concession is 20 years, subject to extension.

    The Company also holds interests in three Authority to Prospect ('ATP') licenses in Australia. One ATP, in which the Company holds a 7.5% interest, covers 480,000 acres and expires in February 1995 unless certain expenditures are made. The Company has farmed out the other two ATP's to a third party and retained a small carried interest. None of the ATP's requires material expenditures by the Company.

MISCELLANEOUS

  OTHER ASSETS

    The Company and a subsidiary, Pogo Offshore Pipeline Co., own minority interests in three pipelines through which offshore oil production is transported ashore. In addition, the Company owns an approximately 22% interest in a cryogenic gas processing plant near Erath, Louisiana, which entitles it to process up to 159,000 Mcf of gas per day. The plant is not operating at full capacity.

  SALES

    The marketing of offshore oil and gas production is subject to the availability of pipelines and other transportation, processing and refining facilities as well as the existence of adequate markets. As a result, even if hydrocarbons are discovered in commercial quantities, a substantial period of time may elapse before commercial production commences. If pipeline facilities in an area are insufficient, the Company must await the construction or expansion of pipeline capacity before production from that area can be marketed. The marketing of onshore oil and gas production is also subject to the availability of pipelines, crude oil hauling and other transportation, processing and refining facilities as well as the existence of adequate markets. Generally, the Company's onshore domestic oil and gas production is located in areas where commercial production of economic discoveries can be rapidly effectuated.

    Most of the Company's natural gas sales are currently made in the 'spot market' for no more than one month at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is also generally sold one month at a time at the currently available prices. Other than any futures contracts referred to in ' -- Miscellaneous; Competition and Market Conditions,' the Company has no existing contracts that require the delivery of fixed quantities of oil or natural gas other than on a best efforts basis. See also 'Financial Statements and Supplementary
Data -- Note 4 to Notes to Consolidated Financial Statements and -- Unaudited Supplementary Financial Data.'

  COMPETITION AND MARKET CONDITIONS

    The Company experiences competition from other oil and gas companies in all phases of its operations, as well as competition from other energy related industries. The Company's profitability and cash flow are highly dependent upon the prices of oil and natural gas, which historically have been seasonal, cyclical and volatile. In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including various weather, economic, political and regulatory conditions. In the past, when natural gas prices in the United States were lower than they are currently, the Company at times elected to curtail certain quantities of its production capacity. Should natural gas prices fall in the future, the Company may again elect to curtail certain quantities of its natural gas production capacity. Any significant decline in oil or gas prices could have a material adverse effect on the Company's operations and financial condition and could, under certain circumstances, result in a reduction in funds available under the Company's bank credit facility. Because it is impossible to predict future oil and gas price movements with any certainty, the Company from time to time enters into contracts on a portion of its production to hedge against the volatility in oil and gas prices. Such hedging transactions, historically, have not exceeded 50% of the Company's total oil and gas production on an energy equivalent basis for any given period. While intended to limit the negative effect of price declines, such transactions could effectively limit the

Company's participation in price increases for the covered period, which increases could be significant. The Company has entered into a contract with another party for 1,000 Bbls per day of its crude oil production. The agreement expires July 31, 1994, but may be extended through January 31, 1995 at such party's option, for a contract price of $16.00 per barrel. At present, the Company has no futures contracts or forward sales of natural gas in effect. When the Company does engage in hedging activities, it may satisfy its obligations with its own production or by the purchase (or sale) of third party production. The Company may also cancel all delivery obligations by offsetting such obligations with equivalent agreements, thereby effecting a purely cash transaction.

  OPERATING AND UNINSURED RISKS

    The Company's operations are subject to risks inherent in the exploration for and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution and other environmental risks. Offshore oil and gas operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. These hazards could result in substantial losses to the Company due to injury or loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company carries insurance which it believes is in accordance with customary industry practices, but is not fully insured against all risks incident to its business.

    Drilling activities are subject to numerous risks, including the risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The availability of a ready market for the Company's natural gas production depends on a number of factors, including the demand for and supply of natural gas, the proximity of natural gas reserves to pipelines, the capacity of such pipelines and government regulations.

  RISKS OF FOREIGN OPERATIONS

    Ownership of property interests and production operations in Thailand and other areas outside the United States are subject to the various risks inherent in foreign operations. These risks include, among others, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, and renegotiation of contracts with governmental entities, as well as changes in laws and policies governing operations of foreign-based companies. The Company seeks to manage these risks by concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies. The Company believes that the Kingdom of Thailand currently presents favorable conditions in which to conduct international operations.

EXPLORATION AND PRODUCTION DATA

    In the following data 'gross' refers to the total acres or wells in which the Company has an interest and 'net' refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

  ACREAGE

    The following table shows the Company's interest in developed and undeveloped oil and gas acreage as of December 31, 1993:

                                       DEVELOPED ACREAGE (A)  UNDEVELOPED ACREAGE (B)
                                         GROSS        NET        GROSS         NET
ONSHORE
    Arkansas-------------------------      --         --               118          20
    Colorado-------------------------      --         --             7,963       7,963
    Louisiana------------------------         869        258       --           --
    New Mexico-----------------------      14,013      6,950        36,317      29,161
    Oklahoma-------------------------       3,840        374       --           --
    Texas----------------------------      11,677      4,541        17,849       6,853
    Wyoming--------------------------      --         --               120          35
        Total Onshore----------------      30,399     12,123        62,367      44,032
OFFSHORE
    Louisiana (State)----------------       7,804      2,964       --           --
    Louisiana (Federal)(c)-----------     169,193     51,734        89,989      19,765
    Texas (Federal)------------------      46,080      7,971        17,280       3,340
        Total Offshore---------------     223,077     62,669       107,269      23,105
    TOTAL DOMESTIC-------------------     253,476     74,792       169,636      67,137
INTERNATIONAL
    Thailand (Offshore)--------------      --         --         2,635,116     878,372
    Australia (Onshore)--------------      --         --         1,964,800      42,960
    TOTAL INTERNATIONAL--------------      --         --         4,599,916     921,332
TOTAL COMPANY------------------------     253,476     74,792     4,769,552     988,469

   (a) 'Developed acreage' consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil and natural gas.

  (b) Approximately 38% of the Company's total offshore net undeveloped acreage is under leases that have terms expiring in 1994, if not held by production, and another approximately 21% of offshore net undeveloped acreage will expire in 1995 if not also held by production. Approximately
      16% of onshore net undeveloped acreage is under leases that have terms expiring in 1994, if not held by production, and another approximately 39% of onshore net undeveloped acreage will expire in 1995 if not also held by production.

   (c) The Company also owns overriding royalty interests in one federal lease offshore Louisiana totaling 5,000 gross and 1,250 net acres.

                                       7

  PRODUCTIVE WELLS AND DRILLING ACTIVITY

    The following table shows the Company's interest in productive oil and natural gas wells as of December 31, 1993. Productive wells are producing wells plus wells 'capable of production' (e.g., natural gas wells waiting for pipeline connections or necessary governmental certification to commence deliveries and oil wells waiting to be connected to production facilities).

                                                              NATURAL GAS
                                         OIL WELLS(A)           WELLS(A)
                                        GROSS      NET        GROSS    NET
Offshore United States---------------    199       36.6       170     46.8
Onshore United States----------------    163       92.2        65     24.6
            Total--------------------    362      128.8       235     71.4

  (a) One or more completions in the same bore hole are counted as one well. The data in the above table includes 30 gross (5.8 net) oil wells and 16 gross (5.8 net) gas wells with multiple completions.

    The following table shows the number of successful gross and net exploratory and development wells in which the Company has participated and the number of gross and net wells abandoned as dry holes during the periods indicated. An onshore well is considered successful upon the installation of permanent equipment for the production of hydrocarbons. Successful offshore wells consist of exploratory or development wells that have been completed or are 'suspended' pending completion (which has been determined to be feasible and economic) and exploratory test wells that were not intended to be completed and that encountered commercially producible hydrocarbons. A well is considered a dry hole upon reporting of permanent abandonment to the appropriate agency.

                                              1993                 1992                  1991
                                        SUCCESSFUL    DRY    SUCCESSFUL    DRY    SUCCESSFUL    DRY
GROSS WELLS
Offshore United States
    Exploratory----------------------       5.0       1.0         --       2.0        2.0        3.0
    Development----------------------      15.0         0        5.0        --       13.0         --
Onshore United States
    Exploratory----------------------       3.0       4.0        4.0       2.0        2.0        4.0
    Development----------------------      61.0       1.0       34.0        --       32.0         --
Offshore Kingdom of Thailand
    Exploratory----------------------       2.0       2.0        1.0        --         --         --
            Total--------------------      86.0       8.0       44.0       4.0       49.0        7.0
NET WELLS
Offshore United States
    Exploratory----------------------       1.7       0.1         --       0.7        0.2        0.4
    Development----------------------       7.7        --        1.5        --        4.0         --
Onshore United States
    Exploratory----------------------       2.0       3.2        2.8       0.9        1.0        2.3
    Development----------------------      33.1       0.4       23.2        --       18.2         --
Offshore Kingdom of Thailand
    Exploratory----------------------       0.6       0.6        0.3        --         --         --
            Total--------------------      45.1       4.3       27.8       1.6       23.4        2.7

    As of December 31, 1993, the Company was participating in the drilling of 4 gross (0.9 net) offshore domestic wells and 4 gross (2.7 net) onshore wells.

                                       8

  PRODUCTION AND SALES

    The following table summarizes the Company's average daily production, net of all royalties, overriding royalties and other outstanding interests, for the periods indicated. Natural gas production refers only to marketable production of natural gas on an 'as sold' basis.

                                           1993        1992        1991
Production Sales:
    Natural Gas (Mcf per day)--------     91,700     105,200     104,200
    Crude Oil and Condensate (Bbls
      per day)-----------------------      9,851       8,699       7,108
Natural Gas Liquids (Bbls per day):
    Leasehold Ownership--------------      1,538       1,037         609
    Plant Ownership------------------        140         144          54
        Total------------------------      1,678       1,181         663

    The following table shows the average sales prices received by the Company for its production and the average production (lifting) costs per unit of production during the periods indicated. See '-- Miscellaneous; Competition and Market Conditions and Sales.'


                                                          1993    1992    1991
Sales Prices:
    Natural Gas (per Mcf)------------------------------  $ 1.98  $ 1.75  $ 1.66
    Crude Oil and Condensate (per Bbl)-----------------  $17.81  $20.17  $20.98
    Natural Gas Liquids (per Bbl)----------------------  $11.90  $13.50  $14.21
Production (Lifting) Costs(a)
    Natural Gas, Crude Oil, Condensate and Natural Gas
      Liquids (per equivalent Mcf of Natural Gas)------- $ 0.45  $ 0.43  $ 0.51

  (a) Production costs were converted to common units of measure on the basis of relative energy content. Such production costs exclude all depletion and amortization associated with property and equipment.

  RESERVES

    The following table sets forth information as to the Company's net proved and proved developed reserves as of December 31, 1993, 1992, and 1991, and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves, as estimated by Ryder Scott Company Petroleum Engineers, Houston, Texas ('Ryder Scott') in accordance with criteria prescribed by the Securities and Exchange Commission (the 'Commission'). The summary report of Ryder Scott on the reserve estimates, which includes definitions and assumptions, is set forth as an exhibit to this Annual Report and definitions, assumptions and descriptions of methodology following the tables are based upon the Ryder Scott report.

                                                                AS OF DECEMBER 31,
                                                          1993         1992         1991
Total Proved Reserves:
    Oil, condensate, and natural gas
      liquids (thousands
      of Bbls) --
        Located in the United
          States----------------------------------------  22,843       19,979       18,818
        Located in the Kingdom of
          Thailand--------------------------------------   5,425        2,577        --
        Total Company-----------------------------------  28,268       22,556       18,818

                                                        (TABLE CONTINUED ON FOLLOWING PAGE)



Natural Gas (MMcf)
    Located in the United States------------------------ 199,392       196,400      202,735
    Located in the Kingdom of Thailand--                  33,474        10,668        --
    Total Company---------------------------------------  232,866      207,068      202,735
Present value of estimated future net revenues,
  before income taxes (in thousands)
      Located in the United States---------------------- $386,674     $390,893     $349,754
      Located in the Kingdom of Thailand----------------   17,166       14,208        --
      Total Company------------------------------------- $403,840     $405,101     $349,754
Proved Developed Reserves (all located in the United
  States):
  Oil, condensate, and natural gas liquids (thousands
  of Bbls)-----------------------------------------------   20,976      18,798       17,550
  Natural Gas (MMcf)-------------------------------------  183,139     175,523      188,090
Present value of estimated future net revenues,
  before income taxes (in thousands)--------------------- $375,287    $378,300     $337,524


    Natural gas liquids comprise approximately 14% of the Company's total proved liquids reserves and approximately 18% of the Company's proved developed liquids reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon Bbls. All gas volumes and gas sales are expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located.
    Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (i) that portion delineated by drilling and defined by fluid contacts, if any, and (ii) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data becomes available. Proved natural gas reserves are comprised of nonassociated, associated and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (i) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (ii) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including, (a) pressure maintenance, (b) cycling, and (c) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, condensate, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

        (i) 'developed reserves' which are those proved reserves reasonably expected to be recovered through existing wells with existing equipment and operating methods, including (a) 'developed producing reserves' which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells, and
    (b) 'developed non-producing reserves' which are those proved developed reserves which exist behind casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of new wells; and
        (ii) 'undeveloped reserves' which are those proved reserves reasonably expected to be recovered from new wells on undrilled acreage, from existing wells where a relatively large expenditure is required and from acreage for which an application of fluid injection or other improved recovery technique is contemplated where the technique has been proved effective by actual tests in the area in the same reservoir. Reserves from undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are included only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.
    Because of the direct relationship between quantities of proved undeveloped reserves and development plans, only reserves assigned to undeveloped locations that will definitely be drilled and reserves assigned to the undeveloped portions of secondary or tertiary projects which will definitely be developed have been included in the proved undeveloped category.
    The Company has interests in certain tracts which may have substantial additional hydrocarbon quantities which cannot be classified as proved and are not included herein. The Company has active exploratory and development drilling programs which in all likelihood will result in the reclassification of significant additional quantities to the proved category.
    In computing future revenues from gas reserves attributable to the Company's interests, prices in effect at December 31, 1993 were used, including current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Commission guidelines, the future gas prices that were used make no allowances for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. In computing future revenues from liquids attributable to the Company's interest, prices in effect at December 31, 1993 were used and these prices were held constant to depletion of the properties.
    The estimates of future net revenue from the Company's domestic and Thailand properties are based on existing law where the properties are located and are calculated in accordance with Commission guidelines. Operating costs for the leases and wells include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. Development costs are based on authorization for expenditure for the proposed work or actual costs for similar projects. The current operating and development costs were held constant throughout the life of the properties. For properties located onshore, the estimates of future net revenues and the present value thereof do not consider the salvage value of the lease equipment or the abandonment cost of the lease since both are relatively insignificant and tend to offset each other. The estimated net cost of abandonment after salvage was considered for offshore properties where such costs net of salvage are significant.
    No deduction was made for indirect costs such as general and administrative and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. The accumulated gas production imbalances have been taken into account.
                                       11

    Production data used to arrive at the estimates set forth above includes estimated production for the last few months of 1993.
    The future production rates from reservoirs now on production may be more or less than estimated because of, among other reasons, mechanical breakdowns and changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in the estimates of future production rates.
    The future prices received by the Company for the sales of its production may be higher or lower than the prices used in calculating the estimates of future net revenues and the present value thereof as set forth herein, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Commission, omitted from consideration in arriving at such estimates.
    There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those of Ryder Scott, the Company's reserve engineers. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and as a general rule, reserve estimates based upon volumetric analysis are often different from the quantities of oil and gas that are ultimately recovered.
    The Company is periodically required to file estimates of its oil and gas reserve data with various governmental regulatory authorities and agencies, including the Federal Energy Regulatory Commission ('FERC') and the Federal Trade Commission. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting reserves to these agencies, in some cases, is not comparable to that furnished above because of the nature of the various reports required. The major differences include differences in the time as of which such estimates are made, differences in the definition of reserves, requirements to report in some instances on a gross, net or total operator basis and requirements to report in terms of smaller geographical units. No estimates by the Company of its total proved net oil and gas reserves, however, were filed with or included in reports to any federal authority or agency other than the Commission during 1993.

GOVERNMENT REGULATION

    The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations, and the petroleum industry has been subject to federal and state tax laws dealing specifically with it.

  FEDERAL INCOME TAX

    The Company's operations are significantly affected by certain provisions of the federal income tax laws applicable to the petroleum industry. The principal provisions affecting the Company are those that permit the Company, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, its domestic 'intangible drilling and development costs' and to claim depletion on a portion of its domestic oil and gas properties based on 15% of its oil and gas gross income from such properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas) even though the Company has little or no basis in such properties. Under certain circumstances, however, a portion of such intangible drilling and development costs and the percentage depletion allowed in excess of basis will be tax preference items that will be taken into account in computing the Company's alternative minimum tax. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

  ENVIRONMENTAL MATTERS

    Offshore oil and gas operations are subject to extensive federal and state regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations including the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA') also known as the 'Superfund Law.' Regulations of the Department of the Interior currently impose absolute liability upon the lessee under a federal lease for the costs of clean-up of pollution resulting from a lessee's operations, and such lessee may also be subject to possible legal liability for pollution damages. The Company maintains insurance against costs of clean-up operations, but is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.
    The Oil Pollution Act of 1990 (the 'OPA') and regulations thereunder impose a variety of regulations on 'responsible parties' (which include owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. In addition it imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the Mineral Management Service (the 'MMS') published an advance notice of its intention to adopt a rule under OPA that would require owners and operators of offshore oil and gas facilities to establish $150,000,000 in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similar owners or operators in the Gulf of Mexico.
    The operators of the Company's properties have numerous applications pending before the Environmental Protection Agency (the 'EPA') for National Pollution Discharge Elimination System water discharge permits with respect to offshore drilling and production operations. The issue generally involved is whether effluent discharges from each facility or installation comply with the applicable federal regulations. See 'Legal Proceedings' for a discussion of other environmental matters.
    The Company's onshore operations are subject to numerous United States federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment including CERCLA. Such regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. In addition, the recent trend toward stricter standards in environmental legislation and regulation may continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as 'hazardous wastes' which would make the reclassified exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the

Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.
    During 1993, the Company incurred capital expenditures of approximately $750,000 for environmental control facilities, including two salt water disposal facilities, one each in its Red Tank and Sand Dunes fields in New Mexico. The Company currently has budgeted $987,000 for environmental control facilities, including three salt water disposal facilities during 1994.

  OTHER LAWS AND REGULATIONS

    Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of oil and gas including maintenance of certain gas/oil ratios, rates of production, prevention, and other matters. The effect of these statutes and regulations, as well as other regulations that could be promulgated by the jurisdictions in which the Company has production, could be to limit allowable production from the Company's properties and thereby to limit its revenues.

  OTHER REGULATIONS AND LEGISLATIVE PROPOSALS

    Prior to January 1, 1993 various aspects of the Company's natural gas operations were subject to regulations by the FERC under the Natural Gas Act of 1938 (the 'NGA') and the Natural Gas Policy Act of 1978 (the 'NGPA') with respect to 'first sales' of natural gas, including price controls and certificate and abandonment authority regulations. However, as a result of the enactment of the Natural Gas Decontrol Act of 1989, the remaining 'first sales' restrictions imposed by the NGA and the NGPA terminated on January 1, 1993.
    Commencing in late 1985, the FERC has issued a series of orders that have had a major impact on natural gas pipeline operations, services and rates and thus have significantly altered the marketing and price of natural gas. Order 636, issued in April 1992, requires each pipeline company, among other things, to 'unbundle' its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies and their affiliates are not required to remain 'merchants' of gas, and some of the interstate pipelines companies have or will become 'transporters only.' In subsequent orders, the FERC largely affirmed Order 636 and denied a stay of the implementation of the new rules pending judicial review. In addition, the FERC has generally accepted rate filings implementing Order 636 on essentially every interstate pipeline as of the end of 1993. Order 636, as well as the FERC orders approving the individual pipeline rate filings implementing Order 636, are the subject of numerous appeals to the United States Courts of Appeals. The Company cannot predict whether the latest orders will be affirmed on appeal or what the effects will be on its business.

EMPLOYEES

    As of December 31, 1993, the Company had 102 employees. None of the Company's employees are presently represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

    The information appearing in Item 1 of this Annual Report is incorporated herein by reference.

PRINCIPAL PROPERTIES
    As of January 1, 1994, approximately 81% of the Company's domestic proved oil and gas equivalent reserves and approximately 68% of the Company's total proved oil and gas equivalent reserves were located on properties in the Gulf of Mexico. Five significant producing areas, of which four are located in the Gulf of Mexico and the fifth is located in New Mexico, accounted for approximately 59% of the estimated proved natural gas reserves and approximately 74% of the estimated oil, condensate and natural gas liquids reserves of the Company as of January 1, 1994. These producing areas accounted for approximately 60% of natural gas production and 90% of oil, condensate and natural gas liquids production for 1993. Reserves and production data for the five principal producing areas, as estimated by Ryder Scott, are shown in the following table. No other major producing area accounted for more than 5% of the estimated discounted future net revenues attributable to the Company's estimated proved reserves as of January 1, 1994. However, the Company's Thailand concession, which is currently not a producing property, accounts for approximately 14% of the Company's total estimated net proved reserves of natural gas, approximately 19% of the Company's total estimated net proved reserves of oil, condensate and natural gas liquids and approximately 16% of the Company's total net proved oil and gas equivalent reserves.

                          SIGNIFICANT PRODUCING AREAS
                                                  NET PROVED RESERVES                           1993 AVERAGE NET
                                                 AS OF JANUARY 1, 1994                          DAILY PRODUCTION
                                           NATURAL GAS            LIQUIDS(A)            NATURAL GAS           LIQUIDS(A)
                                       (MMCF)          %     (MBBLS)          %      (MCF)          %     (BBLS)       %
OFFSHORE
  Eugene Island----------------------  92,742         39.8%   10,448         37.0%   24,000        27.1%  4,600         39.8%
  South Marsh Island-----------------   6,811          2.9     2,579          9.1     2,101         2.4   1,378         11.9
  Main Pass--------------------------   9,186          3.9     2,722          9.6     3,721         4.2     598          5.2
  East Cameron-----------------------  12,423          5.3        75          0.3    13,852        15.6      76          0.7
ONSHORE
  New Mexico
    Lea/Eddy Counties----------------  16,219          7.0     4,994         17.7     9,660        10.9   3,714         32.1

                                       DISCOUNTED
                                         FUTURE
                                           NET
                                       REVENUES(B)
                                            %
OFFSHORE
  Eugene Island----------------------      53.3%
  South Marsh Island-----------------       5.1
  Main Pass--------------------------       4.5
  East Cameron-----------------------       4.2
ONSHORE
  New Mexico
    Lea/Eddy Counties----------------       9.9

(a) 'Liquids' includes oil, condensate and natural gas liquids.

(b) Before income taxes, discounted at 10%.


    Set forth below are descriptions of certain of the Company's significant producing areas. Contained in certain of these descriptions and elsewhere in this Annual Report are production rate test results with regard to certain wells and fields in which the Company has an interest. Such production rate tests, while accurate, are never indicative of actual sustained production rates.

  EUGENE ISLAND

    The Company's most significant reserves are in the Eugene Island area located off the Louisiana coast in the Gulf of Mexico. The Eugene Island area has been an important part of the Company's operations since the first lease in that area was purchased in 1970 and production began in 1973. The Company currently holds interests in 13 blocks in the Eugene Island area. These comprise eight fields containing 90 gross oil and gas wells producing from multiple reservoirs and horizons.

    The Eugene Island Block 330 field is the Company's most significant asset, with 28 productive Pleistocene horizons between 4,000 and 8,000 feet, containing multiple reservoirs. The field, located in 245 feet of water, contains three drilling and production platforms in which the Company holds a 35% working interest, as well as an additional platform in which the Company holds a 30% working interest. There are currently 18 wells producing primarily natural gas and 35 wells producing primarily oil on the block. In 1993, a successful five well drilling program was completed in the field which included one horizontal and four vertical wells. A multi-well program off of the field's 'D' platform commenced in early January 1994. Since initial production in 1973, the Eugene Island

Block 330 field has produced approximately 619 billion cubic feet ('Bcf') of natural gas and 122 million barrels ('MMBbls') of oil and condensate (167 Bcf and 35 MMBbls, attributable to the Company's net revenue interest). Reserves have been added to this field consistently since production commenced. These increases have been derived from new exploratory horizons, infill drilling, field expansions and higher than anticipated recovery efficiencies.

    Another significant field to the Company is Eugene Island Block 295. In production since 1973, this block has recorded gross production of over 387 Bcf of natural gas and over 2.9 MMBbls of oil and condensate during its twenty-year life. In August 1993, the Company effected an exchange of working interests in Eugene Island Block 295 with another working interest owner in such block. Pursuant to this exchange, the Company increased its working interest in Eugene Island Block 295 to 100% on 3,125 acres above 3,000 feet, to 20% on 1,875 acres above 3,000 feet and to 20% on all of the block below 3,000 feet. During the fourth quarter of 1993, the Company successfully drilled and completed five horizontal wells to exploit the natural gas potential located in certain shallow reservoirs on this block in an area where it has a 100% working interest. These five wells tested at a gross calculated cumulative daily flow rate of 100 MMcf of natural gas per day, although platform compression capacity and lease burdens dictate that ultimate net production volumes will be substantially less than this amount. The Company completed construction of a production platform over these wells and commenced initial production from the first of these wells in late February 1994.

    The Eugene Island 212 field consists of Eugene Island Blocks 211 and 212 and Ship Shoal Block 175. The field contains eight productive horizons which have four oil wells and one natural gas well producing from a platform set in 1985. The Company and its partners drilled a successful infill development well in this field during the second half of 1993.

  SOUTH MARSH ISLAND

    The Company currently owns five blocks in the South Marsh Island area, located offshore Louisiana. Three of the leases were acquired in 1974, a fourth in 1980 and the most recent in 1992. Three blocks contain a total of five drilling and production platforms. These platforms currently have 44 oil and gas wells producing from Pleistocene age sandstone reservoirs located at depths from 5,000 to 10,000 feet.

    The South Marsh Island Block 128 field, in which the Company owns a 16% working interest, comprises South Marsh Island Blocks 125, 127 and 128. This field primarily produces oil, with 36 oil wells and six natural gas wells producing from 20 separate reservoirs. The first four wells in a supplemental five well drilling program in this field were completed in 1993. The current drilling program is based on the ongoing analysis of a 3-D seismic survey in conjunction with a detailed reservoir study of the field.

    The Company also owns a 25% working interest in the South Marsh Island Block 160 field which is producing from two oil wells at a depth of approximately 9,700 feet. A single platform was set on this block in 1983. A two-well drilling program in this field is currently being considered as a result of recent analysis of a 3-D seismic survey on the block.

  MAIN PASS

    The Company's nine blocks in the Main Pass area are located near the mouth of the Mississippi River in the Gulf of Mexico and include leases purchased from 1974 to 1992. The primary drilling objectives in these fields are Pliocene and Miocene sandstone reservoirs with productive formation depths from 5,000 to 12,000 feet. The Company's interests in the Main Pass area include 57 producing oil and gas wells producing from six platforms.

    A field including Main Pass Blocks 72, 73 and 72/74 was unitized in 1982 with the Company's working interest at 14%. This field contains 33 oil wells and 11 natural gas wells operated by one of the Company's joint venture partners. The field is located in 125 feet of water with 38 mapped horizons adjacent to and surrounding a salt dome. These horizons contain over 150 separate reservoirs between 5,000 and 12,000 feet. A successful three-well workover program in this field was completed in 1992. Many of the producing reservoirs in this field have consistently outperformed their initial recovery estimates. Based on the high historical recovery efficiency, it is anticipated that some of the multiple behind pipe reservoirs remaining will also outperform their existing reserve estimates.

    Main Pass Block 123 was acquired in the federal lease sale of 1990. Pogo Gulf Coast, for which the Company is the general partner, has a 75% working interest and is the operator on the block. Along with its non-operating joint venture partner, Pogo Gulf Coast drilled two discovery wells on the block in 1993 and is currently planning additional drilling as well as the installation of a production platform in late 1994.

  EAST CAMERON

    The original lease purchased by the Company and its partners in the East Cameron area off the Texas/Louisiana border in the Gulf of Mexico commenced production in February 1973. Presently, the Company has interests in 4 offshore blocks in this area which contain three fields and 16 producing gas wells.

    During 1992, the Company and its partners conducted a 3-D seismic survey of the East Cameron Block 334/335 field area where the Company has a 42% working interest. The Company currently anticipates commencing a multi-well drilling program in this field during the first half of 1994.

  NEW MEXICO

    The Company considers southeastern New Mexico to be an area of significant growth in both production and reserves as a result of recent exploration and development activities. The Company believes that during the past four years it has been one of the most active companies drilling for oil and natural gas in the southeastern New Mexico (Lea and Eddy Counties) portion of the Permian Basin where the Company has interests in over 50,000 gross acres. The Company's primary drilling objective is the Brushy Canyon (Delaware) formation. Fields in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin are generally characterized by production from relatively shallow depths (6,000 to 9,000 feet), multiple producing zones in most wells and relatively high initial rates of production (frequently equaling the top field allowables which range from of 142 Bbls to 230 Bbls per day, depending on the depth of production from the field). The Company has achieved rapid cost recovery with respect to its New Mexico wells drilled to date because of relatively low capital costs and high initial rates of production.

    Through December 31, 1993, the Company and its partners had drilled and completed as productive 151 consecutive wells in Lea and Eddy Counties, including, among others, 52 wells in the Sand Dunes field where the Company's working interest ranges from 4% to 89%; 27 wells in the East Loving field where the Company's working interest ranges from 33% to 98%; 43 wells in the Livingston Ridge field where the Company's working interest ranges from 41% to 83%; and 8 wells in the Red Tank field where the Company's working interest ranges from 89% to 100%. The oil fields in this area are generally developed on 40 acre spacings. The Company anticipates drilling many additional locations in these and other fields in southeastern New Mexico during 1994 and in future years.

DOMESTIC OFFSHORE PROPERTIES --

    The following is a listing of Pogo's domestic offshore properties as of December 31, 1993.

                                                 POGO         EXPLORATORY                         DEVELOPMENT
                                                WORKING          WELLS          PLATFORMS            WELLS
                                                INTEREST      DRILLED OR          SET OR          DRILLED OR       DATE
                                     BLOCK         %           DRILLING         ANNOUNCED          DRILLING      ACQUIRED
OFFSHORE TEXAS -- FEDERAL
Mustang Island
                                       A-3        20.0                                                              8-89
Matagorda Island
                                       A-4        27.0              3               1                   2           8-83
                                       670        30.7              1               1                   2           8-83
Brazos
                                     A-104        10.8              1               1                               8-89
Galveston
                                       225        18.0                                                              8-89
                                       325        20.0                                                              8-91
High Island/South Addition
                                     A-515        25.0              2               1                              11-79
High Island/East Addition/South Extension
                                     A-323         1.8              4               1                  17           6-73
                                     A-325         9.9              7               2                   9           6-73
                                     A-355        13.2              1               1                   5           5-74
                                     A-356        20.0              1               1                   4           5-74
TOTAL TEXAS                                                        20               9                  39
OFFSHORE LOUISIANA -- FEDERAL
West Cameron
                                        63        20.0                                                              3-91
                                        97        20.0                                                              3-90
                                       196         (A)              3               1                   2           5-83
                                       202        39.3              3               1                   2          11-82
                                       252        80.0              1       Share 253 Platform          2          11-82
                                       253        80.0              1               1                   6           6-77
                                       310        20.0                                                              3-91
                                       352        15.0              1               1                   8          10-74
                                       385        20.0                                                              3-90
                                       532         4.0              5       Share 533 Platform          3          12-72
                                       533         4.0              2(B)            2                   7          12-72
                                       609        16.0              1               1                   7          10-74
East Cameron
                                       201        20.0              1               1                               3-90
                                       270        30.0              3               2                  30          12-70
                                       334        42.0              5(B)            1                  10          12-70
                                       335        42.0              3               2                  23           6-73
                                                                                      (TABLE CONTINUED ON FOLLOWING PAGE)

                                                      DATE OR
                                         LEASE      ANTICIPATED
                                       EFFECTIVE      DATE OF
                                         DATE       PRODUCTION
OFFSHORE TEXAS -- FEDERAL
Mustang Island
                                         11-1-89
Matagorda Island
                                         10-1-83         9-89
                                         10-1-83        10-89
Brazos
                                         10-1-89         6-90
Galveston
                                         10-1-89
                                         11-1-91
High Island/South Addition
                                          1-1-80        11-84
High Island/East Addition/South Exten
                                          8-1-73         6-78
                                          8-1-73         8-81
                                          7-1-74         8-80
                                          7-1-74         7-80
TOTAL TEXAS
OFFSHORE LOUISIANA -- FEDERAL
West Cameron
                                          5-1-91
                                          5-1-90
                                          7-1-83        12-90
                                          1-1-83         8-85
                                          1-1-83         8-84
                                          8-1-77         7-84
                                          7-1-91
                                         12-1-74         8-79
                                           6-190
                                          2-1-73         9-76
                                          2-1-73         9-76
                                         12-1-74         7-78
East Cameron
                                          5-1-90         1994
                                          1-1-71         2-73
                                          2-1-71         8-77
                                          8-1-73         9-77

  (A) Block farmed out -- Over-riding Royalty Interest only

  (B) Includes offset contribution well

                                       18

                                                  POGO         EXPLORATORY                             DEVELOPMENT
                                                 WORKING          WELLS             PLATFORMS             WELLS
                                                 INTEREST      DRILLED OR            SET OR            DRILLED OR       DATE
                                     BLOCK          %           DRILLING            ANNOUNCED           DRILLING      ACQUIRED
Vermilion
                                       175         70.0              1                  1                                5-91
                                       188         70.0                        Share 175 Platform                        5-91
                                       227         16.4              1                                                   3-89
South Marsh Island
                                       125         16.0              3                  1                     8         10-74
                                       127         16.0                        Share 128 Platform             3         10-74
                                       128         16.0              6                  3                    62          3-74
                                       160         25.0              2                  1                     4          9-80
                                       188         25.0                                                                  5-92
Eugene Island
                                       101         20.0                                                                  3-91
                                       102         20.0                                                                  3-91
                                       211         33.3                        Share 212 Platform             3          5-83
                                       212         33.3              1                  1                     3          5-83
                                       256         69.2              5                  1                     7         12-70
                                       261         66.7              2                  1                    15         10-74
                                       295*        20.0 /100.0       7(B)               2                    29         12-70
                                       312          4.0              5         Share 333 Platform             7          3-74
                                       318         20.0              1                                                   3-91
                                       330         35.0 (D)         10(B)               4                    89         12-70
                                       333          4.0              3                  2                    22         12-72
                                       337         37.5              3                  1                     8          2-76
Ship Shoal
                                       175         33.3                       Share EI 212 Platform           2          5-83
                                       240         30.0              1                  1                                3-89
                                       255         30.0                                                                  3-89
                                       256         30.0                                                                  3-90
South Timbalier
                                       109         26.7                                                                  3-89
                                       198         25.0              2                  1                     4          5-85
                                      +214         25.0 (C)          1         Share 198 Platform             1          5-85
                                       287         20.0              1                                                   3-89
West Delta
                                        59         20.0                                                                  3-90
South Pass
                                       +33          6.0 (C)                     Share 49 Platform             2         10-74
                                        49          4.8              5(B)               1                    19          9-72
                                        50         50.0              1          Share 49 Platform                        7-93
                                       +57         12.0                       Share 57/58 Platform            3         11-76
                                       +78          9.0              5                  1                    12          9-72
Mississippi Canyon
                                        63          6.0              2                  1                     5          5-75
                                                                                           (TABLE CONTINUED ON FOLLOWING PAGE)

                                                      DATE OR
                                         LEASE      ANTICIPATED
                                       EFFECTIVE      DATE OF
                                         DATE       PRODUCTION
Vermilion
                                          9-1-85        12-91
                                          6-1-89
                                          5-1-89
South Marsh Island
                                         12-1-74         7-77
                                         12-1-74         7-77
                                          5-1-74         7-77
                                         11-1-80         2-84
                                          9-1-92
Eugene Island
                                          5-1-91
                                          5-1-91
                                          7-1-83         1-87
                                          7-1-83         1-87
                                          2-1-71        10-79
                                         12-1-74        10-79
                                          2-1-71         2-73
                                          5-1-74         7-77
                                          6-1-91
                                          1-1-71         4-73
                                          2-1-73         7-77
                                          3-1-76         6-85
Ship Shoal
                                          7-1-83         7-88
                                          6-1-89         1-95
                                          7-1-89
                                          5-1-90
South Timbalier
                                          6-1-89
                                          9-1-85         8-90
                                          9-1-85         8-90
                                          5-1-89
West Delta
                                          6-1-90
South Pass
                                         12-1-74         2-83
                                         11-1-72        10-80
                                          8-1-88        12-93
                                          1-1-77         7-82
                                         10-1-72         4-81
Mississippi Canyon
                                          7-1-75         6-84

   (B) Includes offset contribution well

   (C) Block farmed in

  (D) Pogo owns 30% in a small portion of the property

    * Pogo owns 20% in rights below 3,000 feet and 100% in rights at 3,000 feet and above in certain portions of the block. See -- 'Principal Properties;
      Eugene Island'

  (+) Represents portion of block

                                       19

                                                  POGO      EXPLORATORY                             DEVELOPMENT
                                                 WORKING       WELLS             PLATFORMS             WELLS
                                                 INTEREST   DRILLED OR            SET OR            DRILLED OR       DATE
                                     BLOCK          %        DRILLING            ANNOUNCED           DRILLING      ACQUIRED
Main Pass
                                      +30          25.0 (E)        2                 1                     8(F)      10-81
                                       37          25.0            4                 1                     5          7-79
                                       61          24.0            1                                                  3-90
                                      +72          14.0            1         Share 73 Platform             2          5-75
                                      +72/74       14.0            4                 2                    43         11-76
                                       73          14.0            4                 1                    16         10-74
                                      123          30.0            2                 1                                3-90
                                      131          33.0                                                               5-92
TOTAL LOUISIANA                                                  115                42                   482
STATE LEASES
Offshore Louisiana
South Pass
                                      +57/58       12.0            3                 1                    13          5-74
Main Pass
                                       31          50.0            1                 1                     1          3-85
Breton Sound
                                        2         100.0            2(F)              1                     1          4-80
                                       23          22.5            1                 1                     1          9-78
                                       24          22.5            1                 1                     1          9-78
North Lighthouse Point
                                      S/L340       50.0            1                                       3          5-84
TOTAL STATE LEASES                                                 9                 5                    20
TOTAL DOMESTIC OFFSHORE                                          144                56                   541

                                                      DATE OR
                                         LEASE      ANTICIPATED
                                       EFFECTIVE      DATE OF
                                         DATE       PRODUCTION
Main Pass
                                         12-1-81        11-87
                                         10-1-79         7-82
                                          7-1-90
                                          7-1-75         8-79
                                          1-1-77         8-79
                                         12-1-74         8-79
                                          5-1-90         1-95
                                          9-1-92
TOTAL LOUISIANA
STATE LEASES
Offshore Louisiana
South Pass
                                         5-13-74         7-82
Main Pass
                                         3-18-85         2-90
Breton Sound
                                         9-15-80         8-87
                                         9-18-78         7-84
                                         9-18-78         7-84
North Lighthouse Point
                                          5-1-84        10-84
TOTAL STATE LEASES
TOTAL DOMESTIC OFFSHORE
  (E) Portion of block farmed out

  (F) Includes one farmout well

  (+) Represents portion of block

ITEM 3.  LEGAL PROCEEDINGS.

    In 1989, a large number of exploration and production companies, including the Company, were circularized with Special Notice Letters in accordance with CERCLA from the EPA regarding a particular waste disposal site in Louisiana known as the 'Gulf Coast Vacuum Site' utilized by a trucking company. The EPA subsequently developed a list based on its investigation showing the Company bearing an approximate 1.4% responsibility for this site based on the trucking company's shipping records. The Company utilized the trucking company to dispose of salt water produced from a well in which the Company had an interest. The Company, however, believes that none of this salt water was delivered to the Gulf Coast Vacuum Site. In any event, the Company believes that the trucking company shipped only oilfield waste for the Company which is exempt pursuant to CERCLA and, further, that such shipments, if any, were sent to a properly permitted waste disposal site. The Company has learned that the EPA has recently entered a consent decree, the details of which have not been made public, with parties that are believed to be responsible for a majority of the disposal occurring at the site.

    The Company is a party to various other legal proceedings consisting of routine litigation incidental to its businesses, but believes that any potential liabilities resulting from these proceedings are adequately covered by insurance or are otherwise immaterial at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    Not Applicable.

ITEM S-K 401(B).  EXECUTIVE OFFICERS OF REGISTRANT.

    Executive officers of the Company are appointed annually to serve for the ensuing year or until their successors have been elected or appointed. The executive officers of the Company, their age as of February 1, 1994, and the year each was elected to his present position are as follows:

                                                                                                YEAR
 EXECUTIVE OFFICER                               EXECUTIVE OFFICE                 AGE          ELECTED
Paul G. Van Wagenen----------------------- Chairman of the Board, President       48             1991
                                            and Chief Executive Officer
Kenneth R. Good--------------------------- Senior Vice President --               56             1991
                                            Land and Budgets
D. Stephen Slack-------------------------- Senior Vice President, Chief           44             1988
                                            Financial Officer and Treasurer
Stuart P. Burbach------------------------- Vice President and                     41             1991
                                            Offshore Division Manager
Jerry A. Cooper--------------------------- Vice President and                     45             1990
                                            Western Division Manager
Harvey L. Gold---------------------------- Vice President -- Engineering          58             1988
Thomas E. Hart---------------------------- Vice President and Controller          51             1988
R. Phillip Laney-------------------------- Vice President and                     53             1991
                                            International Division Manager
John O. McCoy, Jr.------------------------ Vice President and                     42             1989
                                            Chief Administrative Officer
J. D. McGregor---------------------------- Vice President -- Sales                49             1988
Sammie M. Shaw---------------------------- Vice President -- Operations           62             1992
Ronald B. Manning------------------------- Corporate Secretary and                40             1990
                                           Associate General Counsel


    Prior to assuming their present positions with the Company, the business experience of each executive officer for more than the last five years was as follows: Mr. Van Wagenen was President and

Chief Operating Officer of the Company since 1990, Senior Vice President and General Counsel of the Company since 1986, Vice President and General Counsel of the Company since 1982, and General Counsel of the Company since 1979; Mr. Good was Vice President - Land of the Company since 1988 and Chief Landman of the Company since 1977; Mr. Slack was Regional Manager of Chemical Bank of New York's Southwest Energy and Minerals Division since 1982; Mr. Burbach was Vice President of Norfolk Holding Inc. since 1986 and Exploration Manager for Tricentrol Ltd. Canada and Tricentrol U.S. since 1981; Mr. Cooper was a Division Landman for the Company since 1983 and a Landman for the Company since 1979; Mr. Gold was Manager of Reservoir Engineering for the Company since 1977; Mr. Hart was Controller for the Company since 1977; Mr. Laney was International Exploration Manager for the Company since 1983 and Exploration Coordinator for the Gulf Coast Division of the Company since 1977; Mr. McCoy was Director of Personnel and Administration for the Company since 1978; Mr. McGregor was Manager of Hydrocarbon Sales and Contracts for the Company since 1981; Mr. Shaw was Operations Manager for the Company since 1981; Mr. Manning was an Associate General Counsel for the Company since 1989 and prior thereto was an attorney with the Federal Bureau of Investigation, and Chevron U.S.A., and Assistant to the General Counsel of Primary Fuels, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

    The following table shows the range of low and high sales prices of the Company's Common Stock (the 'Common Stock') on the New York Stock Exchange composite tape where the Company's Common Stock trades under the symbol PPP. The Company's Common Stock is also listed on the Pacific Stock Exchange.

    The Board of Directors of the Company has not declared cash dividends on the Company's Common Stock since the fourth quarter of 1986, and has no current plans to pay dividends.

    Pursuant to various agreements under which the Company has borrowed funds, the Company may not, subject to certain exceptions, pay any dividends on its capital stock or make any other distributions on shares of its capital stock (other than dividends or distributions payable solely in shares of such capital stock) or acquire for value any shares of its capital stock if (after giving effect to the proposed payment, distribution, or acquisition) the aggregate amount of all such payments, distributions or acquisitions on and after a specified date would exceed an amount determined based on the consolidated income or cash flow of the Company and its consolidated subsidiaries from and after such date. As of December 31, 1993, $33,803,000 was available for dividends under the most restrictive of such limitations.

                                                       LOW       HIGH
1992
    1st Quarter-------------------------------------   5 1/8      6 1/2
    2nd Quarter-------------------------------------   5 1/8      6 3/8
    3rd Quarter-------------------------------------   5 1/2     10 3/8
    4th Quarter-------------------------------------   9 3/4     13 7/8
1993
    1st Quarter-------------------------------------    9 3/4    17 1/4
    2nd Quarter-------------------------------------   16 1/8    21
    3rd Quarter-------------------------------------   13 5/8    19 1/8
    4th Quarter-------------------------------------   14 3/8    19 3/4

    As of February 10, 1994, there were 4,216 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                          1993         1992         1991         1990          1989
FINANCIAL DATA
  (Expressed in thousands, except per
  share data)
Revenues:
    Crude oil and condensate---------  $    64,042  $    64,224  $    54,420  $    54,018  $     41,396
    Natural gas----------------------       66,173       67,366       63,225       74,111        76,287
    Natural gas liquids--------------        7,288        5,833        3,442        3,496         3,516
    Other, net-----------------------         (950)       1,705        3,338          794           (79)
    Oil and gas revenues-------------      136,553      139,128      124,425      132,419       121,120
    Interest on tax refunds----------        2,322           --           --       22,499            --
    Gains (losses) on sales----------          679        1,702           44          (98)         (173)
        Total------------------------  $   139,554  $   140,830  $   124,469  $   154,820  $    120,947
Income before extraordinary item-----  $    25,061  $    18,495  $    10,322  $    44,036  $      2,638
Extraordinary gains on purchase of
  debt-------------------------------           --           --        1,336           --            --
Net income---------------------------  $    25,061  $    18,495  $    11,658  $    44,036  $      2,638
Per share data:
    Primary and fully diluted
      earnings:
        Before extraordinary item----  $      0.76  $      0.66  $      0.37  $      1.69  $       0.11
        Extraordinary item-----------           --           --         0.05           --            --
        Net income-------------------  $      0.76  $      0.66  $      0.42  $      1.69  $       0.11
    Price range of common stock:
        High-------------------------  $     21.00  $     13.88  $      8.25  $     10.13  $      10.25
        Low--------------------------  $      9.75  $      5.13  $      4.63  $      5.75  $       4.00
Weighted average number of common and
  common equivalent shares
  outstanding------------------------       32,860       27,929       27,611       26,029        24,157
Long-term debt at year end-----------  $   134,539  $   129,260  $   184,260  $   217,000  $    264,000
Production payment obligation at year
  end--------------------------------  $        --  $    24,854  $    45,475  $    46,893  $     51,352
Shareholders' equity (deficit) at
  year end---------------------------  $    33,803  $     5,648  $   (56,636) $   (68,429) $   (132,557)
Total assets at year end-------------  $   239,774  $   206,347  $   213,772  $   244,226  $    227,508
PRODUCTION (SALES) DATA
Net daily average and weighted
  average price:
    Natural gas (Mcf per day)--------       91,700      105,200      104,200      107,300       111,300
        Price (per Mcf)--------------  $      1.98  $      1.75  $      1.66  $      1.89  $       1.88
    Crude oil-condensate (Bbl. per
      day)---------------------------        9,851        8,699        7,108        6,209         6,013
        Price (per Bbl.)-------------  $     17.81  $     20.17  $     20.98  $     23.84  $      18.86
    Natural gas liquids (Bbl. per
      day)
        Leasehold ownership----------        1,538        1,037          609          593           804
        Plant ownership--------------          140          144           54          104           144
            Price (per Bbl.)---------  $     11.90  $     13.50  $     14.21  $     13.75  $      10.16
CAPITAL EXPENDITURES(A)
  (Expressed in thousands)
Oil and gas:
  Domestic Offshore:
    Exploration----------------------  $     4,600  $     1,700  $     1,600  $     2,900  $      4,700
    Development----------------------       33,700        5,500       23,600       24,900        15,900
    Purchase of reserves-------------           --        8,900        5,100           --            --
  Domestic Onshore:
    Exploration----------------------        5,200        4,900        4,700        2,300         1,900
    Development----------------------       24,300       15,600       13,900        8,100         2,100
  International Exploration----------        4,600        1,400           --           --            --
    Total oil and gas----------------  $    72,400  $    38,000  $    48,900  $    38,200  $     24,600
Other--------------------------------          200          600        2,400           --           300
    TOTAL----------------------------  $    72,600  $    38,600  $    51,300  $    38,200  $     24,900

(a) Prior years have been restated to include interest capitalized and to reflect non oil and gas (Other) capital expenditures as a separate category.

                                       23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The Company reported net income for 1993 of $25,061,000 or $0.76 per share compared to net income for 1992 of $18,495,000 or $0.66 per share and net income for 1991 of $11,658,000 or $0.42 per share. Included in net income for 1991 are extraordinary gains of $1,336,000 or $0.05 per share in connection with purchases at less than face value of the Company's 8% Convertible Subordinated Debentures due 2005 (the 'Convertible Subordinated Debentures'). Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for 1993 of 32,860,000 compared to 27,929,000 for 1992 and 27,611,000 for 1991. The increases in the weighted average number of common and common equivalent shares outstanding for 1993 primarily related to the issuance of 4,500,000 shares of common stock in December 1992 as set forth in the Consolidated Statements of Shareholders' Equity included in 'Item 8. Financial Statements and Supplementary Data.'

    The Company's total revenues for 1993 were $139,554,000, or approximately equal to total revenues of $140,830,000 for 1992, and an increase of approximately 12% from total revenues of $124,469,000 for 1991. The Company's oil and gas revenues for 1993 were $136,553,000, a slight decrease of approximately 2% from oil and gas revenues of $139,128,000 for 1992, and an increase of approximately 10% from oil and gas revenues of $124,425,000 for 1991.

    The following table reflects an analysis of variances in the Company's oil and gas revenues between 1993 and the previous two years:

                                          1993 COMPARED TO
                                          1992        1991

                                           (IN THOUSANDS)
Increase (decrease) in oil and gas
  revenues resulting from
  variances in:
    Natural gas
        Price------------------------  $    8,738  $   11,984
        Production-------------------      (9,931)     (9,036)
                                           (1,193)      2,948
    Crude oil and condensate
        Price------------------------      (7,514)     (8,209)
        Production-------------------       7,332      17,831
                                             (182)      9,622
    Natural gas liquids
        Price------------------------        (689)       (560)
        Production-------------------       2,144       4,406
                                            1,455       3,846
    Other, net-----------------------      (2,655)     (4,288)
Increase (decrease) in oil and gas
  revenues---------------------------  $   (2,575) $   12,128

    Average natural gas prices received by the Company for the two years prior to 1991 were relatively stable. Though seasonal variations were experienced, the average annual prices received per Mcf were $1.88 for 1989 and $1.89 for 1990. The industry's perceived ability to deliver more natural gas on a daily basis than demanded by customers resulted in a decrease in the average annual price for 1991 to $1.66 per Mcf. Prices of natural gas reached a low in February 1992, when the Company's prices averaged only $1.13 per Mcf, during a time of typically high winter prices, due, in part, to decreased demand resulting from a milder than anticipated winter. The natural gas prices received by the Company then began recovering again, averaging $1.75 per Mcf for 1992 and $1.98 per Mcf for

1993. Prices recovered after February 1992 due to late winter cold snaps which drew down natural gas storage supplies and created demand in the spring and summer to replenish storage facilities. In late August 1992, production in the Gulf of Mexico was shut-in for approximately four days as a result of Hurricane Andrew. This shut-in and decreased production from hurricane damage put upward pressure on natural gas prices for the balance of the year. Natural gas prices continued to strengthen in 1993, partially as a result of severe late winter weather that drew down natural gas storage supplies which, coupled with relatively high crude oil prices that inhibited fuel switching from natural gas to residual heating oil at that time, created a substantial demand in the spring and the summer to replenish depleted storage facilities and to supply natural gas for the industrial and electric generation markets. See 'Business
 -- Miscellaneous; Competition and Market Conditions.'

    Natural gas production in 1993 averaged 91.7 MMcf per day, a decrease of approximately 13% from average production of 105.2 MMcf per day in 1992, and a decrease of approximately 12% from average production of 104.2 MMcf per day in 1991. The Company's decrease in natural gas production during 1993 compared to prior periods was primarily related to decreased natural gas deliverability from certain of the Company's Gulf of Mexico wells; production downtime due to drilling, workover and maintenance operations designed to increase the Company's deliverability; weather related problems and the exchange of properties discussed in 'Business -- Domestic Offshore Acquisitions; Lease Acquisitions' which temporarily reduced the Company's delivery capacity. The Company anticipates that, as a result of its workover and drilling program, when natural gas production commences from its new platform currently under construction on Eugene Island Block 295 (which construction is scheduled, weather permitting, to be completed during March 1994) the Company's natural gas production will increase substantially from its average 1993 production rates.

    Crude oil and condensate prices averaged $17.81 per barrel in 1993 compared to $20.17 per barrel in 1992 and $20.98 per barrel in 1991. Crude oil and condensate prices were relatively stable during 1991, 1992 and the first six months of 1993. However, commencing in July 1993, the average price per barrel that the Company received for its production began to decline until, by December 1993, the average price per barrel for crude oil and condensate that the Company received for its production averaged only $13.39 per barrel. The decrease in the average price that the Company receives for its crude oil and condensate production has resulted primarily from a worldwide excess of crude oil supplies resulting from increased production from both Organization of Petroleum Exporting Countries ('OPEC') and certain non-OPEC countries coupled with flat or only marginally increased demand from consumer countries. See 'Business
 -- Miscellaneous; Competition and Market Conditions.'

    Crude oil and condensate production for 1993 averaged 9,851 Bbls per day, an increase of approximately 13% from 8,699 Bbls per day for 1992, and an increase of approximately 39% from 7,108 Bbls per day for 1991. The increase in crude oil and condensate production was a result of ongoing development programs both offshore (primarily in the Eugene Island area) and onshore in several fields located in Lea and Eddy counties of southeastern New Mexico.

    Liquid products are often extracted from natural gas streams and sold separately as natural gas liquids ('NGL'). The Company's NGL production averaged 1,678 Bbls per day for 1993, an increase of approximately 42% from an average of 1,181 Bbls per day for 1992 and an increase of approximately 153% from an average of 663 Bbls per day for 1991. The Company's NGL production during 1993, compared to prior periods, increased primarily as a result of extracting liquids from several new high Btu content wells, increased ownership interest in plants, and capital improvements which increased plant efficiency.

    The Company's total liquids production during 1993, including crude oil, condensate and NGL, averaged 11,529 Bbls per day, an increase of approximately 17% from an average total liquids production of 9,880 Bbls per day for 1992, and an increase of approximately 48% from an average total liquids production of 7,771 Bbls per day for 1991.

    'Other, net' revenues for 1993, 1992, and 1991 included, among others, the following significant items:

                                         1993       1992       1991
                                               (IN THOUSANDS)
Offset of FERC Order 93A adjustments
  against FERC Order 94A
  obligations------------------------  $    --    $  1,642   $      --
Natural gas sales contract
  settlement-------------------------       --          --       2,750
Gains on retirement of debt----------       --          --         646
Settlement of federal and state
  royalty disputes-------------------     (803)        (65)         --
Other, net---------------------------     (147)        128         (58)
                                       $  (950)   $  1,705    $  3,338

    For 1993 and 1992, the Company made adjustments to its revenues to reflect the settlement of certain litigation with the State of Louisiana regarding past royalty disputes pertaining to the Company's offshore state leases. For 1992 additional adjustments were also made to reflect an agreement with the MMS to allow the Company to offset FERC Order 93A payments previously made by the Company on behalf of the MMS against FERC Order 94A obligations due from the Company and the resulting overaccrual of related interest expenses. For 1991, the Company recorded adjustments to reflect the settlement of a dispute regarding a natural gas sales contract and the purchase, at a discount, of certain of the Company's Convertible Subordinated Debentures on the open market.

    Lease operating expenses for 1993 were $26,633,000, an increase of approximately 3% from lease operating expenses of $25,842,000 for 1992, but a decrease of approximately 6% from lease operating expenses of $28,192,000 for 1991. The increase in lease operating expenses for 1993, compared to 1992, was primarily related to increased operating costs on existing properties, as well as increased operating costs related to additional properties brought on production in the second half of 1992. The increased operating costs were partially offset by lower maintenance costs. The decrease in lease operating expenses for 1993, compared to 1991, was primarily related to a decrease in special maintenance projects and to a decrease in lifting costs.

    General and administrative expenses for 1993 were $14,550,000, an increase of approximately 11% from general and administrative expenses of $13,129,000 for 1992, but were essentially equal to general and administrative expenses of $14,555,000 for 1991. The increase in general and administrative expenses for 1993, compared to 1992, was primarily related to increased business insurance premiums resulting from the Company's increased drilling activity and insurance premium rate increases resulting from the insurance industry's recent loss experience in general, rather than losses specifically relating to the Company's operations, as well as normal salary adjustments and a 4% increase in the Company's work force resulting from increased activity.

    Exploration expenses consist primarily of delay rentals and geological and geophysical ('G&G') costs which are expensed as incurred. Exploration expenses for 1993 were $2,455,000, a decrease of approximately 21% from exploration expenses of $3,102,000 for 1992, and a slight increase of approximately 2% from exploration expenses of $2,408,000 for 1991. The decline in exploration expenses for 1993, compared to 1992, was primarily related to the costs of conducting a G&G survey, primarily in 1992, on the Company's oil and gas concession in the Kingdom of Thailand.

    Dry hole and impairment expenses relate to costs of unsuccessful wells drilled along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for 1993 were $4,690,000, a decrease of approximately 50% from dry hole and impairment expenses of $9,314,000 for 1992, but a slight increase of approximately 3% from dry hole and impairment expenses of $4,554,000 for 1991.

    The Company accounts for its oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred.

    The provision for depreciation, depletion and amortization ('DD&A') is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for 1993 was $40,693,000, a decrease of approximately 4% from DD&A expenses of $42,302,000 for 1992, but an increase of approximately 8% from DD&A expenses of $37,521,000 for 1991. The decreases in the Company's DD&A expenses for 1993, compared to 1992, were primarily due to a decrease in natural gas production. The increases in the Company's DD&A expenses for 1993, compared to 1991, were primarily related to increased volumes produced (largely related to the increased crude oil and condensate production discussed above) and, to a lesser extent, an increase in the composite DD&A rate. See 'Financial Statements and Supplementary Data -- Note 1 of Notes to Consolidated Financial Statements.'

    Interest charges for 1993 were $10,956,000, a decrease of approximately 42% from interest charges of $19,036,000 for 1992 and a decrease of approximately 56% from interest charges of $24,946,000 for 1991. The decrease in interest expense for 1993, compared to 1992 and 1991, related primarily to the retirement or refinancing of high cost debt at more favorable interest rates and the reduction in total debt to $134,539,000 on December 31, 1993, from $158,114,000 (including the production payment obligation) on December 31, 1992, a decrease of approximately 15%. In addition, interest expense has also been reduced, to a limited extent, by decreases in applicable floating interest rates. As of December 31, 1993, the Company had entered into swap agreements on $15,000,000 of its bank debt, $5,000,000 of which terminated in January 1994 and $10,000,000 of which terminates in July 1994. The swap agreements on the bank debt effectively change the interest the Company pays on its bank debt from variable rates to fixed rates which average 5.78% on the $15,000,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Consolidated Statement of Cash Flows for the year ended December 31, 1993 reflects net cash provided by operating activities of $83,144,000, proceeds from sales of tubular stock and non-strategic properties of $2,713,000 and cash received from stock options exercised of $2,026,000. The Company invested $62,353,000 of such cash flow in capital projects during 1993. The Company continued to reduce its total debt and production payment obligation from $158,114,000 at December 31, 1992 to $134,539,000 at December 31, 1993, a
decrease of $23,575,000 or approximately 15% of the Company's combined debt and Eugene Island 330 production payment obligation since the end of 1992, and a decline of approximately 42% in its combined debt and Eugene Island 330 production payment obligation since the end of 1991. During 1993, the Company retired its Eugene Island 330 production payment obligation. The Company's cash and cash investments were $6,713,000 at December 31, 1993.

    The Company's capital and exploration budget for 1994 has been established by the Company's Board of Directors at $75,000,000, or approximately equal to the Company's capital and exploration expenditures of approximately $74,600,000 for 1993, an increase of 82% over capital and exploration expenditures of approximately $41,300,000 for 1992 and an increase of 41% over capital and exploration expenditures of approximately $53,100,000 for 1991.

    In addition to anticipated capital and exploration expenses as of December 31, 1993, other material 1994 cash requirements that the Company anticipates include an annual sinking fund requirement of $4,000,000 on the Company's 10.25% Convertible Subordinated Notes due 1999 (the 'Convertible Subordinated Notes') and ongoing operating, general and administrative, income tax, and interest expenses. Cash requirements for future payments of federal income taxes are expected to be greater than those experienced in the immediate past. The increased tax payments are anticipated from increased taxable income, increased tax rates and the utilization in 1993 and prior years of available tax credits and tax loss carryforwards. The Company currently anticipates that cash provided by operating activities and funds available under its Credit Agreement will be sufficient to fund the Company's ongoing expenses and the Company's 1994 capital and exploration budget.

    As of December 31, 1993, the Company amended its bank credit agreement (the 'Credit Agreement'). The Credit Agreement currently provides for a $100,000,000 revolving/term credit facility which will be fully revolving until June 29, 1996, after which the balance will be due in eight quarterly term loan installments, commencing July 31, 1996. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base, determined semiannually by the lenders in accordance with the Credit Agreement, based on the discounted present value of certain of the Company's oil and gas reserves. The borrowing base currently exceeds $100,000,000. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital and a specified fixed charge ratio, and limitations on debt, dividends, mergers and consolidations, and asset dispositions. See 'Market for the Registrant's Common Stock and Related Security Holder Matters.' Upon the occurrence or declaration of certain events, the banks would be entitled to a security interest in the borrowing base properties, which include substantially all of the Company's domestic properties. Borrowings under the Credit Agreement bear interest at Base (Prime) rate plus 1/4%, a certificate of deposit rate plus 1 7/8%, or LIBOR plus 1 3/4%, at the Company's option. A commitment fee of
 1/2 of 1% per annum of the unborrowed amount under the Credit Agreement is also due. As of December 31, 1993, indebtedness in the principal amount of $67,000,000 was outstanding under the Credit Agreement.

    The outstanding principal amount of the Convertible Subordinated Notes was $24,000,000 as of December 31, 1993. The Convertible Subordinated Notes are convertible into Common Stock at $23.95 per share, subject to adjustment in certain circumstances, including stock splits, and require annual sinking fund payments of $4,000,000 each April, with a final maturity of April 1, 1999. In addition, the Company is entitled to make optional sinking fund payments at par in amounts up to $4,000,000 per year, with maximum optional sinking fund payments at par of $12,000,000. The outstanding principal amount of the Convertible Subordinated Debentures was $43,539,000 as of December 31, 1993. The Convertible Subordinated Debentures are convertible into Common Stock at $39.50 per share, subject to adjustment in certain circumstances, including stock splits, and are also subject to mandatory annual sinking fund requirements of $3,000,000, due each December, with a final maturity of December 31, 2005. The Company currently has $4,460,000 face amount of Convertible Subordinated Debentures which it may tender in satisfaction of future sinking fund requirements. See 'Financial Statements and Supplementary Data -- Note 3 to Notes to Consolidated Financial Statements.'

OTHER MATTERS

    Publicly held companies are asked to comment on the effects of inflation on their business. Currently annual inflation in terms of the decrease in the general purchasing power of the dollar is running much below the general annual inflation rates of several years ago. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the dollar, such effect is not currently considered significant.

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                                 HOUSTON, TEXAS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Pogo Producing Company:

    We have audited the accompanying consolidated balance sheets of Pogo Producing Company (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of Pogo's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pogo Producing Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)-2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN & CO.

Houston, Texas
February 8, 1994

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31,
                                          1993         1992         1991

                                             (EXPRESSED IN THOUSANDS,
                                             EXCEPT PER SHARE AMOUNTS)
Revenues:
    Oil and gas----------------------  $   136,553  $   139,128  $   124,425
    Interest on tax refund-----------        2,322         --           --
    Gains on sales-------------------          679        1,702           44
        Total------------------------      139,554      140,830      124,469
Operating Costs and Expenses:
    Lease operating------------------       26,633       25,842       28,192
    General and administrative-------       14,550       13,129       14,555
    Exploration----------------------        2,455        3,102        2,408
    Dry hole and impairment----------        4,690        9,314        4,554
    Depreciation, depletion and
      amortization-------------------       40,693       42,302       37,521
        Total------------------------       89,021       93,689       87,230
Operating Income---------------------       50,533       47,141       37,239
Interest:
    Charges--------------------------      (10,956)     (19,036)     (24,946)
    Income---------------------------           14          191        1,686
    Capitalized----------------------          451          391          637
Income Before Taxes and Extraordinary
Item---------------------------------       40,042       28,687       14,616
Income Tax Expense-------------------      (14,981)     (10,192)      (4,294)
Income Before Extraordinary Item-----       25,061       18,495       10,322
Extraordinary Gains on Purchase of
  Debt, net of tax-------------------         --           --          1,336
Net Income---------------------------  $    25,061  $    18,495  $    11,658
Primary and Fully Diluted Earnings
  per Common Share:
    Before extraordinary item--------        $0.76        $0.66        $0.37
    Extraordinary item---------------      --           --              0.05
    Net income-----------------------        $0.76        $0.66        $0.42

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31,
                                         1993        1992
                                           (EXPRESSED IN
                                            THOUSANDS)

               ASSETS
Current Assets:
    Cash and cash investments--------  $   6,713   $   5,037
    Accounts receivable--------------     18,480      22,652
    Other receivables----------------     10,123       4,173
    Federal income taxes and interest
      receivable---------------------      3,320        --
    Inventories----------------------      1,105       1,383
    Other----------------------------        727         367
        Total current assets---------     40,468      33,612
Property and Equipment:
    Oil and gas, on the basis of
      successful efforts accounting
        Proved properties being
          amortized------------------    817,218     869,192
        Unproved properties and
          properties under
          development, not being
          amortized------------------      6,465       5,962
    Other, at cost-------------------      6,961       6,851
                                         830,644     882,005
    Less -- accumulated depreciation,
      depletion, and amortization,
      including $4,452 and $4,032,
      respectively, applicable to
      other property-----------------    638,658     717,428
                                         191,986     164,577
Other--------------------------------      7,320       8,158
                                       $ 239,774   $ 206,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable-----------------  $   8,307   $   9,899
    Other payables-------------------     22,955       5,541
    Current portion of long-term
      debt---------------------------      4,000       4,000
    Current portion of production
      payment------------------------       --        10,517
    Accrued interest payable---------      1,202       1,122
    Accrued payroll and related
      benefits-----------------------      1,005         942
    Other----------------------------        122         142
        Total current liabilities----     37,591      32,163
Long-Term Debt-----------------------    130,539     129,260
Production Payment-------------------     --          14,337
Deferred Federal Income Tax----------     29,724      17,435
Deferred Credits---------------------      8,117       7,504
        Total liabilities------------    205,971     200,699
Shareholders' Equity:
    Preferred stock, $1 par;
      2,000,000 shares authorized----       --          --
    Common stock, $1 par; 43,333,333
      shares authorized, 32,449,197
      and 32,103,864 shares issued,
      respectively-------------------     32,449      32,104
    Additional capital---------------    125,919     122,846
    Retained earnings (deficit)------   (124,241)   (149,302)
    Treasury stock, at cost----------       (324)       --
        Total shareholders'
          equity---------------------     33,803       5,648
                                       $ 239,774   $ 206,347

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                          1993         1992         1991
                                             (EXPRESSED IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers-------  $   141,012  $   135,877  $   125,029
  Operating, exploration, and general
   and administrative expenses
   paid------------------------------      (45,051)     (41,360)     (46,746)
  Interest paid----------------------      (10,912)     (21,262)     (26,701)
  Payment of royalties and related
   interest on FERC Order 94-A
   refunds---------------------------           --       (4,872)          --
  Federal income taxes paid----------       (2,800)      (1,500)      (2,900)
  Federal income taxes and interest
   received--------------------------           --           --       30,836
  Settlement of natural gas sales
   contract--------------------------           --           --        3,300
  Proceeds of life insurance
   policy----------------------------           --           --        2,568
  Other------------------------------          895          828        2,974
        Net cash provided by
          operating activities-------       83,144       67,711       88,360
Cash flows from investing activities:
  Capital expenditures---------------      (62,353)     (30,304)     (51,284)
  Purchase of proved reserves--------           --       (8,924)      (5,077)
  Proceeds from the sale of property
   and tubular stock-----------------        2,713        4,017        2,150
        Net cash used in investing
          activities-----------------      (59,640)     (35,211)     (54,211)
Cash flows from financing activities:
  Net borrowings (payments) under
   revolving credit agreements-------        8,000       (1,000)      17,000
  Principal payments of other
   long-term debt obligations--------       (7,000)     (54,000)     (42,000)
  Principal payments of production
   payment obligation----------------      (24,854)     (20,621)     (14,611)
  Proceeds from exercise of stock
   options---------------------------        2,026          703          123
  Proceeds from issuance of common
   stock-----------------------------           --       43,313           --
  Debt issue expenses paid-----------           --       (1,100)          --
  Increase in production payment-----           --           --       13,193
  Purchase of 8% debentures, due
   2005------------------------------           --           --       (7,621)
        Net cash used in financing
          activities-----------------      (21,828)     (32,705)     (33,916)
Net increase (decrease) in cash and
 cash investments--------------------        1,676         (205)         233
Cash and cash investments at the
 beginning of the year---------------        5,037        5,242        5,009
Cash and cash investments at the end
 of the year-------------------------  $     6,713  $     5,037  $     5,242
Reconciliation of net income to net
 cash provided by operating
 activities:
  Net income-------------------------  $    25,061  $    18,495  $    11,658
  Adjustments to reconcile net income
   to net cash provided by operating
   activities --
    Gains on purchase of 8%
     debentures, due 2005:
      Ordinary-----------------------           --           --         (646)
      Extraordinary, net of taxes----           --           --       (1,336)
    Gains on sales-------------------         (679)      (1,702)         (44)
    Depreciation, depletion and
     amortization--------------------       40,693       42,302       37,521
    Dry hole and impairment----------        4,690        9,314        4,554
    Interest capitalized-------------         (451)        (391)        (637)
    Change in assets and liabilities:
      Decrease in United Kingdom tax
       escrow deposit----------------           --           --        2,083
      (Increase) decrease in accounts
       receivable--------------------        4,172       (1,191)       4,799
      (Increase) decrease in federal
       income taxes and interest
       receivable--------------------       (3,320)          --       29,002
      Increase in other current
       assets------------------------         (360)         (27)         (32)
      (Increase) decrease in other
       assets------------------------          838       (3,515)       1,641
      Increase (decrease) in accounts
       payable-----------------------       (1,592)         733       (1,322)
      Increase (decrease) in accrued
       interest payable--------------           80       (2,480)      (1,342)
      Increase (decrease) in accrued
       payroll and related
       benefits----------------------           63         (244)         375
      Increase (decrease) in other
       current liabilities-----------          (20)          (9)          62
      Increase in deferred federal
       income taxes------------------       13,356        8,669        1,268
      Increase (decrease) in deferred
       credits-----------------------          613       (2,243)         756
Net cash provided by operating
 activities--------------------------  $    83,144  $    67,711  $    88,360

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                              SHARE-
                                                                                   RETAINED                   HOLDERS'
                                          SHARES        COMMON     ADDITIONAL      EARNINGS     TREASURY      EQUITY
                                         OUTSTANDING    STOCK       CAPITAL        (DEFICIT)    STOCK        (DEFICIT)

                                                              (DOLLARS EXPRESSED IN THOUSANDS)
Balance at December 31, 1990---------    27,428,652    $ 27,428    $   83,598    $ (179,455)    $   --     $  (68,429)
Net income---------------------------            --          --            --        11,658         --         11,658
Exercise of stock options------------        28,170          29           106            --         --            135
Balance at December 31, 1991---------    27,456,822      27,457        83,704      (167,797)        --        (56,636)
Net income---------------------------            --          --            --        18,495         --         18,495
Issuance of common stock-------------     4,500,000       4,500        38,368            --         --         42,868
Exercise of stock options------------       147,042         147           774            --         --            921
Balance at December 31, 1992---------    32,103,864      32,104       122,846      (149,302)        --          5,648
Net income---------------------------            --          --            --        25,061         --         25,061
Exercise of stock options------------       345,308         345         3,072            --         --          3,417
Acquisition of treasury stock at cost       (15,575)         --            --            --       (324)          (324)
Conversion of debenture--------------            25          --             1            --         --              1
Balance at December 31, 1993---------    32,433,622    $ 32,449    $  125,919    $ (124,241)    $ (324)    $   33,803


The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION --

    The consolidated financial statements include the accounts of Pogo Producing Company and its wholly-owned subsidiaries (the 'Company'), after elimination of all significant intercompany transactions.

  INVENTORIES --

    Inventories consist primarily of tubular goods used in the Company's operations and are stated at the lower of average cost or market value.

  INTEREST CAPITALIZED --

    Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated.

  EARNINGS PER SHARE --

    Earnings per common and common equivalent share are based on weighted average shares of Common Stock outstanding assuming exercise of dilutive stock options. The 8% convertible subordinated debentures, due 2005 are common stock equivalents and were anti-dilutive in all periods presented. The 10.25% convertible subordinated notes, due 1999 are not common stock equivalents and were anti-dilutive in all periods presented. The weighted average number of common and common stock equivalent shares outstanding for primary earnings per share was 32,860,000, 27,929,000, and 27,611,000 in 1993, 1992, and 1991,
respectively. The additional shares which would be assumed to be outstanding in the fully diluted calculation are not sufficient to change the earnings per share amounts reported in the primary calculation.

  PRODUCTION IMBALANCES --

    Owners of an oil and gas property often take more or less production from a property than entitled to based on their ownership percentages in the property. This results in a condition known in the industry as a production imbalance. The Company follows the 'take' (cash) method of accounting for production imbalances. Under this method, the Company recognizes revenues on production as it is taken and delivered to its purchasers. The Company's crude oil imbalances are not significant. At December 31, 1993, the Company had taken approximately 10,195 MMcf of natural gas less than it was entitled to based on its interest in those properties, and approximately 7,295 MMcf more than its entitlement on other properties placing the Company at year end in a net under-delivered position of approximately 2,900 MMcf of natural gas based on its working interest ownership in the properties.

  OIL AND GAS ACTIVITIES AND DEPRECIATION, DEPLETION, AND AMORTIZATION --

    The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred. The provision for depreciation, depletion and amortization is determined on a field-by-field basis using the units of production method.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Other properties are depreciated on a straight-line method in amounts which in the opinion of management are adequate to allocate the cost of the properties over their estimated useful lives.

  CONSOLIDATED STATEMENTS OF CASH FLOWS --

    For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Consolidated Statement of Cash Flows. Certain such noncash transactions are disclosed in the Consolidated Statements of Shareholders' Equity relating to the acquisition of treasury stock in exchange for stock options exercised and the conversion of a debenture into Common Stock. In addition, the Company exchanged its working interest in thirteen Gulf of Mexico oil and gas properties for an increased working interest in five other Gulf of Mexico oil and gas properties in a noncash 'like kind' exchange. The oil and gas property and accumulated depreciation, depletion and amortization accounts as reflected in the Consolidated Balance Sheets have been adjusted to reflect the appropriate amounts to record the working interests acquired and disposed of. The oil and gas reserves acquired and disposed of are reflected as purchases and sales in the roll forward 'Estimates of Proved Reserves' included in the 'Unaudited Supplementary Financial Data' included elsewhere herein.

  COMMITMENTS AND CONTINGENCIES --

    The Company's rent expense was $868,000, $808,000, and $1,069,000 in 1993,
1992, and 1991, respectively. The Company has lease commitments for office space of $809,000 per year in each year for 1994 through 1997 and $777,000 in 1998.

(2)  INCOME TAXES

    The components of federal income tax expense (benefit) for each of the three years in the period ended December 31, 1993, are as follows (expressed in thousands):

                                          1993        1992       1991
United States
    Current--------------------------    $  2,800    $  1,500    $ 2,900
    Deferred (a)---------------------      12,360       8,672      1,125
Foreign
    Current--------------------------        (179)         20        269
        Total------------------------    $ 14,981    $ 10,192    $ 4,294

(a) Excludes $688,000 of deferred taxes on a $2,024,000 extraordinary item in 1991.

    Total federal income tax expense (benefit) for each of the three years in the period ended December 31, 1993, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as follows (expressed as a percent of pretax income):

                                        1993      1992      1991
Federal statutory income tax rate---- 35.0% 34.0% 34.0% Increases (reductions) resulting from:
    Statutory depletion in excess of
      tax basis----------------------   (0.4)     (0.1)     (0.9)
    Foreign taxes--------------------    2.9       1.4       1.8
    Life insurance loan proceeds-----     --        --      (5.9)
    Other----------------------------     --       0.2       0.4
                                        37.5%     35.5%     29.4%

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The deferred federal income tax provision is the result of the difference between deferred tax liabilities determined at each balance sheet date. The deferred tax liabilities are determined by applying current tax laws to temporary differences in the recognition of revenue and expense for tax and financial purposes. Temporary differences arise primarily from the amortization of productive intangible drilling costs which are capitalized and amortized for financial statement purposes but are deducted for income tax purposes and differences in depreciation rates for tangible assets for financial and tax reporting purposes.

    As of December 31, 1993, the Company has general business credits of approximately $1,400,000, which can be used to reduce future income taxes. In addition, the Company has alternative minimum tax credits of approximately $4,235,000 which can be used to reduce future regular income taxes payable.

(3)  LONG-TERM DEBT

    Long-term debt and the amount due within one year at December 31, 1993 and 1992, consists of the following (dollars expressed in thousands):

                                             DECEMBER 31,
                                          1993         1992
Senior debt --
    Bank revolving credit agreements
      debt:
        Prime rate loans-------------    $  27,000    $   9,000
        LIBO Rate loans--------------       40,000       50,000
        Certificate of deposit rate
          loans----------------------         --           --
Total senior debt--------------------       67,000       59,000
Subordinated debt --
    10.25% Convertible subordinated
      notes, due 1999,
      $4,000 annual sinking fund
      requirement--------------------       24,000       28,000
    8% Convertible subordinated
      debentures, due 2005,
      $1,540 sinking fund requirement
      in 1995 and a
      $3,000 annual sinking fund
      requirement thereafter---------       43,539       46,260
Total subordinated debt--------------       67,539       74,260
Total debt---------------------------      134,539      133,260
Amount due within one year --
    Current portion of long-term
      debt, consisting of sinking
      fund
      requirement on 10.25% notes----       (4,000)      (4,000)
Long-term debt-----------------------    $ 130,539    $ 129,260

    The bank revolving credit agreement entered into in December 1993, extends to the Company a $100,000,000 revolving/term credit facility which will be fully revolving until June 29, 1996 and will convert to a term loan with eight quarterly installments commencing July 31, 1996. The amount that may be borrowed under the facility may not exceed a borrowing base, determined semiannually by the lenders based on the discounted present value of the Company's oil and gas reserves and the provisions of the agreement. The borrowing base currently exceeds $100,000,000. The agreement provides that total debt and total debt for borrowed money, as defined, may not exceed $230,000,000 and $200,000,000, respectively. The facility is governed by various financial covenants including the maintenance of positive working capital (excluding current maturities of debt), a fixed charge ratio, as defined, of 1.7 or greater, a $10,000,000 limit on other senior debt, and a $10,000,000 limit on prepayment (without refinancing) of subordinated debt in any one year and $20,000,000 in total through July 31, 1996. Upon the occurrence of an event of default or certain other specified events, the banks would be entitled to a security interest in the borrowing base properties, which constitute substantially all of the Company's domestic oil and gas properties. Borrowings under the facility bear

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest at Base (Prime) rate plus  1/4%, a certificate of deposit rate plus
1 7/8%, or LIBOR plus 1 3/4%, at the Company's option. A commitment fee of 1/2 of 1% per annum of the unborrowed amount under the facility is also due. The Company incurred commitment fees of $149,000 in 1993, $80,000 in 1992, and $132,000 in 1991 under this and prior revolving credit agreements.

    The 10.25% convertible notes are convertible into Common Stock at $23.95 per share subject to adjustment under certain circumstances, including stock splits. The convertible debentures are redeemable at the option of the Company at 103.7% through April 1, 1994, at 102.95% through April 1, 1995, and decreasing percentages thereafter, under certain market conditions, and are subject to mandatory annual sinking fund requirements of $4,000,000 which commenced April 1, 1990. The sinking fund requirements will be sufficient to retire 90% of the issue prior to maturity.

    The 8% convertible debentures are convertible into Common Stock at $39.50 per share subject to adjustment under certain circumstances, including stock splits. These convertible debentures are redeemable at the option of the Company at 102.8% through December 30, 1994, and decreasing percentages thereafter, and are subject to mandatory annual sinking fund requirements of $3,000,000 which commenced December 31, 1990. Such requirements will be sufficient to retire 75% of the issue prior to maturity. To date, the Company has purchased $13,740,000 principal amount of the bonds at less than face value resulting in ordinary gains of $646,000 and $902,000 in 1991 and 1990, respectively, on the bonds purchased in satisfaction of sinking fund requirements in those years, and a $1,336,000 extraordinary gain (net of taxes) in 1991 on the bonds purchased in excess of current sinking fund requirements. The Company currently has $4,460,000 face amount of the bonds purchased in excess of current sinking fund requirements which may be tendered in satisfaction of future sinking fund requirements. The Company elected to make the December 31, 1993 sinking fund payment in cash.

    Current maturities and sinking fund requirements during the next five years in connection with the above long-term debt are $4,000,000 in 1994, $5,540,000 in 1995, $27,100,000 in 1996, $40,500,000 in 1997 and $20,400,000 in 1998.
Included in the current maturities reflected above are $20,100,000 in 1996, $33,500,000 in 1997, and $13,400,000 in 1998 relative to bank debt. The Company has established a history of refinancing its bank debt before scheduled maturities and expects to do so again before the amortization of bank debt commences in 1996.

    In 1993, the Company entered into interest rate swap agreements on $15,000,000 of its bank debt, $5,000,000 of which terminated in January, 1994 and $10,000,000 of which terminates in July, 1994. The swap agreements effectively change the interest rates from variable to fixed rates which average 5.78% on the $15,000,000.

(4)  SALES TO MAJOR CUSTOMERS

    The Company is an oil and gas exploration and production company that until recently sold its production to relatively few customers. As a result of recent changes in the natural gas industry, the Company, like many other producers, now sells its natural gas to numerous customers on a month-to-month basis. The Company no longer has a significant amount of its natural gas reserves committed to long-term (multiple year) contracts at higher than prevailing market prices. Sales to the following customers exceeded 10 percent of oil and gas revenues during the years indicated (expressed in thousands):

                                          1993        1992        1991
Scurlock Oil Company-----------------    $ 38,510    $ 39,729    $ 38,554
United Gas Pipeline Company----------    $   --      $   --      $ 21,074
Enron Corp---------------------------    $ 16,437    $   --      $   --

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  EMPLOYEE BENEFITS

    A total of 2,353,069 shares of Common Stock are reserved for issuance to key employees and non-employee directors under the Company's stock option plans. The stock option plans authorize the granting of options at prices equivalent to the market value at the date of grant. Options generally become exercisable in three annual installments commencing one year after the date granted and, if not exercised, expire 10 years from the date of grant. At January 1, 1993, 1,544,484 shares were issuable under stock options outstanding. Options for 291,500 shares were granted during 1993 at prices ranging from $15.13 to $19.00 per share. During 1993, 345,308 options were exercised at prices ranging from $4.38 to $16.25 per share and no options were cancelled. At December 31, 1993, options to purchase 1,490,676 shares were outstanding (1,098,815 were exercisable) at prices ranging from $4.38 to $19.00.

    The Company has a tax-advantaged savings plan in which all salaried employees may participate. Under such plan, a participating employee may allocate up to 10% of his salary, and the Company makes matching contributions of up to 6% thereof. Funds contributed by the employee and the matching funds contributed by the Company are held in trust by a bank trustee in six separate funds. Funds contributed by the employee and earnings and accretions thereon may be used to purchase shares of Common Stock, invest in a money market fund or invest in four stock, bond, or blended stock and bond mutual funds according to instructions from the employee. Matching funds contributed to the savings plan by the Company are invested only in Common Stock. The Company contributed $125,000 to the savings plan in 1993, $288,000 in 1992, and $265,000 in 1991.

    A trusteed retirement plan has been adopted by the Company for its salaried employees. The benefits are based on years of service and the employee's average compensation for five consecutive years within the final ten years of service which produce the highest average compensation. The Company makes annual contributions to the plan in the amount of retirement plan cost accrued or the maximum amount which can be deducted for federal income tax purposes. The following table sets forth the plan's funded status (in thousands of dollars) as of December 31, 1993, 1992, and 1991.

                                          1993        1992        1991
Actuarial present value (discounted
  at 7 1/2, 8 1/4, and 8 1/2%,
  respectively) of benefit
  obligations:
    Accumulated benefit
    obligations --
        Vested-----------------------    $  4,019    $  3,120    $  2,997
        Nonvested--------------------         717         701         657
        Total accumulated benefit
        obligations------------------       4,736       3,821       3,654
    Projected salary increases
      (escalated at 6%) and other
      changes------------------------       1,500       2,653       2,441
    Projected benefit obligations for
      service rendered to date-------       6,236       6,474       6,095
Plan assets at fair value, primarily
  listed securities with an expected
  long-term rate of return of
  8 1/4%-----------------------------      13,481      13,830      13,505
Plan assets in excess of projected
  benefit obligations----------------       7,245       7,356       7,410
Unrecognized:
    Net overfunding being recognized
      over 15 years------------------        (750)       (853)       (957)
    Net gain arising from the
      difference between actual
      experience and that assumed----      (3,209)     (3,956)     (4,438)
    Prior service cost---------------        (473)        (41)        (45)
Accrued retirement plan asset--------    $  2,813    $  2,506    $  1,970

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                          1993        1992        1991
Retirement plan cost (benefit) for
  1993, 1992, and 1991 included the
  following components:
    Service cost, benefits accruing
      each year with proration for
      future salary increases--------    $    611    $    514    $    501
    Interest cost on projected
      benefit obligations------------         524         451         508
    Actual return on plan assets-----      (1,164)     (1,141)     (3,882)
    Net amortization and deferral----        (278)       (360)      2,853
    Accrued retirement plan cost
      (benefit)----------------------    $   (307)   $   (536)   $    (20)

    Effective January 1, 1992, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions.' The Company currently provides full medical benefits to its retired employees and dependents. For current employees, the Company assumes all or a portion of postretirement medical and term life insurance costs based on the employee's age and length of service with the Company. The postretirement medical plan has no assets and is currently funded by the Company on a pay-as-you-go basis.

    The following is an analysis (in thousands of dollars) of the annual expense and activity in the deferred cost and benefits obligation accounts for 1992 and 1993. The computation assumes that future increases in medical costs will trend down from 13% to 7% per year over the next 12 years for purposes of estimating future costs. The medical cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed medical cost trend rate by one percent in each year would increase the aggregate of service and interest cost components of net periodic postretirement benefits cost for 1993 by $164,000 and the accumulated postretirement benefits obligation as of December 31, 1993 by $1,171,000.

                                        ANNUAL     DEFERRED      BENEFITS
                                        EXPENSE      COSTS      OBLIGATION
Transition obligation at January 1,
  1992-------------------------------               $ 4,263      $ (4,263)
Amortization of transition cost over
  14 years representing the average
  remaining service period of
  eligible employees-----------------   $   305        (305)          305
Service cost, including interest-----       303
Interest cost on transition
  obligation-------------------------       362
1992 expense-------------------------   $   970                      (970)
Current benefits paid----------------                                 170
Balance at December 31, 1992---------                 3,958        (4,758)
Amortization of transition costs over
  14 years---------------------------   $   305        (305)          305
Service cost, including interest-----       368
Interest cost on transition
  obligation-------------------------       407
1993 expense-------------------------   $ 1,080                    (1,080)
Current benefits paid----------------                                 246
Unrecognized loss--------------------                              (1,400)
Balance at December 31, 1993---------               $ 3,653
Plan assets at fair value------------                                --
Funded status at December 31, 1993
  (discounted at 7 1/2%)----                                     $ (6,687)

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The accumulated postretirement benefit obligation (in thousands of dollars) at December 31, 1993 is attributable to the following groups:

Retirees and beneficiaries-----------------------------------  $   2,739
Dependents of retirees---------------------------------------      1,188
Fully eligible active employees------------------------------        577
Active employees, not fully eligible-------------------------      2,183
                                                               $   6,687

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  CASH AND CASH INVESTMENTS

    The carrying value approximates fair value because of the short maturity of these investments.

  DEBT

         INSTRUMENT                          BASIS OF FAIR VALUE ESTIMATE
Bank revolving credit agreement
  debt-------------------------------  Fair value is carrying value based on recent 1993 renegotiation with banks
10.25% Convertible subordinated
  notes, due 1999--------------------  Fair value is 103.7% of carrying value based on the redemption premium
                                         at December 31, 1993
8% Convertible subordinated
  debentures, due 2005---------------  Fair value is 99.5% of carrying value based on the quoted market price
                                         for this publicly traded debt at
                                         December 31, 1993

    The estimated fair value of the Company's financial instruments (in thousands of dollars) are as follows:

                                         CARRYING           FAIR
                                          VALUE            VALUE
Cash and cash investments------------    $   6,713        $   6,713
Debt---------------------------------     (134,539)        (135,209)

                     UNAUDITED SUPPLEMENTARY FINANCIAL DATA

OIL AND GAS PRODUCING ACTIVITIES

    The results of operations from oil and gas producing activities excludes non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. United States income tax expense was determined by applying the statutory rates to pretax operating results with adjustments for permanent differences. Kingdom of Thailand tax expense was determined by applying the statutory tax rate to Thailand taxable income.

                                                     UNITED        KINGDOM OF
                                         TOTAL       STATES         THAILAND
                                              (EXPRESSED IN THOUSANDS)
                                                        1993
                                       --------------------------------------
Oil and gas revenues-----------------  $  136,553  $  136,525       $      28
Lease operating expense--------------     (26,633)    (26,633)           --
Exploration expense------------------      (2,455)     (1,060)         (1,395)
Dry hole and impairment expense------      (4,690)     (2,737)         (1,953)
Depreciation, depletion and
  amortization expense---------------     (40,224)    (40,193)            (31)
Pretax operating results-------------      62,551      65,902          (3,351)
Income tax (expense) benefit---------     (22,712)    (22,891)            179
Operating results--------------------  $   39,839  $   43,011       $  (3,172)

                                                        1992
                                       --------------------------------------
Oil and gas revenues-----------------  $  139,128  $  139,128       $    --
Lease operating expense--------------     (25,842)    (25,842)           --
Exploration expense------------------      (3,102)     (1,876)         (1,226)
Dry hole and impairment expense------      (9,314)     (9,314)           --
Depreciation, depletion and
  amortization expense---------------     (41,849)    (41,834)            (15)
Pretax operating results-------------      59,021      60,262          (1,241)
Income tax expense-------------------     (20,510)    (20,490)            (20)
Operating results--------------------  $   38,511  $   39,772       $  (1,261)

                                                        1991
                                       --------------------------------------
Oil and gas revenues-----------------  $  124,425  $  124,425       $    --
Lease operating expense--------------     (28,192)    (28,192)           --
Exploration expense------------------      (2,408)     (2,261)           (147)
Dry hole and impairment expense------      (4,554)     (4,554)           --
Depreciation, depletion and
  amortization expense---------------     (36,970)    (36,965)             (5)
Pretax operating results-------------      52,301      52,453            (152)
Income tax expense-------------------     (17,725)    (17,698)            (27)
Operating results--------------------  $   34,576  $   34,755       $    (179)

    The following table sets forth Pogo's capitalized costs (expressed in thousands) incurred for oil and gas producing activities during the years indicated.

                                         1993       1992       1991
Capitalized costs incurred:
    Property acquisition (United
      States)------------------------  $   1,520  $  11,578  $   7,697
    Exploration --
        United States----------------      8,267      3,865      3,546
        Kingdom of Thailand----------      4,583      1,412       --
    Development --
        United States----------------     57,648     20,717     37,025
        Kingdom of Thailand----------       --         --         --
    Interest capitalized (United
      States)------------------------        451        391        637
                                       $  72,469  $  37,963  $  48,905
Provision for depreciation,
  depletion, and amortization:
        United States----------------  $  40,193  $  41,834  $  36,965
        Kingdom of Thailand----------         31         15          5
                                       $  40,224  $  41,849  $  36,970

    The following information regarding estimates of the Company's proved oil and gas reserves, which are located offshore in United States waters of the Gulf of Mexico, onshore in the United States and offshore in the Kingdom of Thailand is based on reports prepared by Ryder Scott Company Petroleum Engineers. Their summary report dated January 28, 1994 is set forth as an exhibit to this Annual Report and includes definitions and assumptions that served as the basis for the discussion under the caption 'Item 1, Business -- Exploration and Production Data; Reserves'. Such definitions and assumptions should be referred to in connection with the following information.

                          ESTIMATES OF PROVED RESERVES

                                             OIL,
                                        CONDENSATE AND
                                         NATURAL GAS
                                           LIQUIDS           NATURAL GAS
                                           (BBLS.)             (MMCF)
Proved reserves (located in the
  United States) as of
  December 31, 1990------------------      19,090,376           217,500
    Revisions of previous
      estimates----------------------         782,707             3,531
    Extensions, discoveries, and
      other additions----------------       1,612,983            16,157
    Purchase of properties-----------         263,495             4,913
    Sales of properties--------------              (5)               (4)
    Estimated 1991 production--------      (2,931,465)          (39,362)
Proved reserves (located in the
  United States) as of
  December 31, 1991------------------      18,818,091           202,735
    Revisions of previous
      estimates----------------------       1,721,385            20,284
    Extensions, discoveries, and
      other additions (including
      2,576,907 barrels and 10,668
      MMcf located in the Kingdom of
      Thailand)----------------------       5,486,273            19,126
    Purchase of properties-----------         335,750            10,237
    Sales of properties--------------        (194,606)           (4,733)
    Estimated 1992 production--------      (3,611,105)          (40,581)
Proved reserves (located in the
  United States except for 2,576,907
  barrels and 10,668 MMcf located in
  the Kingdom of Thailand) as of
  December 31, 1992------------------      22,555,788           207,068
    Revisions of previous
      estimates----------------------         342,022             1,148
    Extensions, discoveries, and
      other additions (including
      2,847,906 barrels and 22,806
      MMcf located in the
      Kingdom of Thailand)-----------       9,764,408            55,626
    Purchase of properties-----------         182,610            13,192
    Sales of properties--------------        (356,514)          (11,849)
    Estimated 1993 production--------      (4,219,873)          (32,319)
Proved reserves (located in the
  United States except for 5,424,813
  barrels and 33,474 MMcf located in
  the Kingdom of Thailand) as of
  December 31, 1993------------------      28,268,441           232,866
Proved developed reserves (located in
  the United States) as of:
    December 31, 1990----------------      17,841,751           202,471
    December 31, 1991----------------      17,549,830           188,090
    December 31, 1992----------------      18,798,149           175,523
    December 31, 1993----------------      20,976,194           183,139

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
             NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES

                                                          1993
                                           TOTAL         UNITED       KINGDOM OF
                                          COMPANY        STATES        THAILAND
                                                  (EXPRESSED IN THOUSANDS)
Future gross revenues----------------   $ 869,783      $ 744,201      $ 125,582
Future production costs:
    Lease operating expense----------    (186,464)      (158,934)       (27,530)
Future development and abandonment
  costs------------------------------    (133,258)       (79,735)       (53,523)
Future net cash flows before income
  taxes------------------------------     550,061        505,532         44,529
Discount at 10% per annum------------    (146,221)      (118,858)       (27,363)
Discounted future net cash flow
Before income taxes----------------       403,840        386,674         17,166
Future income taxes, net of discount
  at 10% per annum-------------------    (103,580)       (98,788)        (4,792)
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves--------   $ 300,260      $ 287,886      $  12,374

                                                          1992
Future gross revenues----------------   $ 856,238      $ 791,865      $  64,373
Future production costs:
    Lease operating expense----------    (179,721)      (173,355)        (6,366)
Future development and abandonment
  costs------------------------------    (105,843)       (80,887)       (24,956)
Future net cash flows before income
  taxes------------------------------     570,674        537,623         33,051
Discount at 10% per annum------------    (165,573)      (146,730)       (18,843)
Discounted future net cash flow
  before income taxes----------------     405,101        390,893         14,208
Future income taxes, net of discount
  at 10% per annum-------------------     (97,444)       (91,848)        (5,596)
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves--------   $ 307,657      $ 299,045      $   8,612

                                                          1991
Future gross revenues----------------   $ 725,360      $ 725,360      $    --
Future production costs:
    Lease operating expense----------    (163,262)      (163,262)          --
Future development and abandonment
  costs------------------------------     (67,671)       (67,671)          --
Future net cash flows before income
  taxes------------------------------     494,427        494,427           --
Discount at 10% per annum------------    (144,673)      (144,673)          --
Discounted future net cash flow
  before income taxes----------------     349,754        349,754           --
Future income taxes, net of discount
  at 10% per annum-------------------     (76,423)       (76,423)          --
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves--------   $ 273,331      $ 273,331      $    --

    The standardized measure of discounted future net cash flows from the production of proved reserves is developed as follows:

        1. Estimates are made of quantities of proved reserves and the future periods in which they are expected to be produced based on year end economic conditions.

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
      NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- (CONTINUED)

    2. The estimated future gross revenues from proved reserves are priced on the basis of year end prices, except in those instances where fixed and determinable natural gas price escalations are covered by contracts.

    3. The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs based on year end cost estimates, and the estimated effect of future income taxes.

    The standardized measure of discounted future net cash flows does not purport to present the fair market value of Pogo's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

    The following are the principal sources of change in the standardized measure of discounted future net cash flows. All amounts are related to changes in reserves located in the United States unless otherwise noted.

                                               YEAR ENDED DECEMBER 31, 1993
                                           TOTAL          UNITED      KINGDOM OF
                                          COMPANY         STATES       THAILAND
                                                 (EXPRESSED IN THOUSANDS)
Beginning balance--------------------    $ 307,657     $ 299,045      $  8,612
Revisions to prior years' proved
  reserves:
    Net changes in prices and
      production costs---------------      (41,775)      (34,842)       (6,933)
    Net changes due to revisions in
      quantity estimates-------------        4,066         4,066           --
    Net changes in estimates of
      future development costs-------          662          (871)        1,533
    Accretion of discount------------       40,510        39,089         1,421
    Changes in production rate-------        5,134         6,728        (1,594)
    Other----------------------------        2,278         3,935        (1,657)
        Total revisions--------------       10,875        18,105        (7,230)
New field discoveries and extensions,
  net of future production and
  development costs:-----------------       39,247        29,059        10,188
Purchases of properties--------------       22,516        22,516          --
Sales of properties------------------      (19,633)      (19,633)         --
Sales of oil and gas produced, net of
  production costs-------------------     (110,870)     (110,870)         --
Previously estimated development
  costs incurred---------------------       56,604        56,604          --
Net change in income taxes-----------       (6,136)       (6,940)          804
            Net change in
              standardized measure of
              discounted future net
              cash flows-------------       (7,397)      (11,159)        3,762
Ending balance-----------------------    $ 300,260     $ 287,886      $ 12,374

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
      NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- (CONTINUED)

                                               YEAR ENDED DECEMBER 31,
                                            1992                     1991
                                               (EXPRESSED IN THOUSANDS)
Beginning balance--------------------    $  273,331               $  400,937
Revisions to prior years' proved
  reserves:
    Net changes in prices and
      production costs---------------        38,348                 (174,464)
    Net changes due to revisions in
      quantity estimates-------------        42,829                    9,940
    Net changes in estimates of
      future development costs-------       (21,015)                 (28,740)
    Accretion of discount------------        34,975                   52,517
    Changes in production rate-------        (5,733)                  (6,518)
    Other----------------------------         6,607                   (7,404)
        Total revisions--------------        96,011                 (154,669)
New field discoveries and extensions,
  net of future production and
  development costs:
        United States----------------        29,552                   28,286
        Kingdom of Thailand----------        14,208                       --
Purchases of properties--------------        13,870                    6,827
Sales of properties------------------        (7,430)                      (7)
Sales of oil and gas produced, net of
  production costs-------------------      (111,581)                 (92,895)
Previously estimated development
  costs incurred---------------------        20,717                   37,039
Net change in income taxes:
        United States----------------       (15,425)                  47,813
        Kingdom of Thailand----------        (5,596)                      --
            Net change in
              standardized measure of
              discounted future net
              cash flows-------------        34,326                 (127,606)
Ending balance-----------------------    $  307,657               $  273,331

QUARTERLY RESULTS

    Summaries of Pogo's results of operations by quarter for the years 1993 and 1992 are as follows:

                                                     QUARTER ENDED
                                        MAR. 31    JUNE 30  SEPT. 30  DEC. 31
                                            (EXPRESSED IN THOUSANDS,
                                            EXCEPT PER SHARE AMOUNTS)
1993
Revenues-----------------------------   $34,681   $ 34,533  $ 37,210  $ 33,130
Gross profit(a)----------------------   $17,331   $ 15,391  $ 17,903  $ 14,458
Net income---------------------------   $ 7,160   $  5,596  $  7,161  $  5,144
Earnings per share
  (primary and fully diluted)--------   $  0.22   $   0.17  $   0.22  $   0.16
1992
Revenues-----------------------------   $28,347   $ 34,072  $ 34,907  $ 43,504
Gross profit(a)----------------------   $ 7,147   $ 12,646  $ 16,165  $ 24,312
Net income (loss)--------------------   $(1,216)  $  3,276  $  5,535  $ 10,900
Earnings (loss) per share
  (primary and fully diluted)--------   $ (0.04)  $   0.12  $   0.20  $   0.38

(a) Represents revenues less lease operating, exploration, dry hole and impairment, and depreciation, depletion and amortization expenses.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information regarding nominees and continuing directors in the Company's definitive Proxy Statement for its annual meeting to be held on April 26, 1994, to be filed within 120 days of December 31, 1993 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Company's '1994 Proxy Statement'), is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information regarding executive compensation in the Company's 1994 Proxy Statement, other than the information regarding the Compensation Committee Report on Executive Compensation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information regarding ownership of the Company securities by management and certain other beneficial owners in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information regarding certain relationships and related transactions with management in the Company's 1994 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
                                                                           PAGE
        1.  Financial Statements and Supplementary Data:
              Report of Independent Public Accountants-----------------     30
              Consolidated statements of income------------------------     31
              Consolidated balance sheets------------------------------     32
              Consolidated statements of cash flows--------------------     33
              Consolidated statements of shareholders' equity----------     34
              Notes to consolidated financial statements---------------     35
        2.  Financial Statement Schedules:
              V --Property and Equipment for the Years Ended
                    December 31, 1993, 1992 and 1991-------------------     S-1
              VI --Reserves for Depreciation, Depletion and
                    Amortization of Property and Equipment For the
                    Years Ended December 31, 1993, 1992 and 1991-------     S-1
              X  --Supplementary Income Statement Information For
                    the Years Ended December 31, 1993, 1992 and 1991---     S-2
                   Schedules other than those listed above are omitted
                    because they are not required, are not applicable or the information required has been included elsewhere herein.

        3.  Exhibits:

       *3(a )     --                 Restated Certificate of Incorporation
                                     of Pogo Producing Company. (Exhibit
                                     3(a), Annual Report on Form 10-K for
                                     the year ended December 31, 1987,
                                     File No. 0-5468).

       *3(a)(1)   --                 Certificate of Designation,
                                     Preferences and Rights of Preferred
                                     Stock of Pogo Producing Company,
                                     dated March 25, 1987. (Exhibit
                                     3(a)(1), Annual Report on Form 10-K
                                     for the year ended December 31, 1987,
                                     File No. 0-5468).

       *3(b)      --                 Bylaws of Pogo Producing Company, as
                                     amended and restated through July 24,
                                     1990. (Exhibit 3(a), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1990, File No. 0-5468).

       *4(a)(i)   --                 Credit Agreement dated as of
                                     September 23, 1992, among Pogo
                                     Producing Company, the lenders party
                                     thereto, Bank of Montreal as Agent,
                                     and Banque Paribas as Co-Agent.
                                     (Exhibit 10(a), Quarterly Report on
                                     Form 10-Q for the quarter ended
                                     September 30, 1992, File No. 1-7792).

        4(a)(ii)  --                 First Amendment dated as of September
                                     30, 1992 to Credit Agreement dated as
                                     of September 23, 1992, among Pogo
                                     Producing Company, the lenders party
                                     thereto, Bank of Montreal as Agent,
                                     and Banque Paribas as Co-Agent.

        4(a)(iii)  --                Second Amendment dated as of December
                                     31, 1993 to Credit Agreement dated as
                                     of September 23, 1992, among Pogo
                                     Producing Company, the lenders party
                                     thereto, Bank of Montreal as Agent,
                                     and Banque Paribas as Co-Agent.

      *4(b)      --                  Indenture dated as of October 15,
                                     1980 to Chemical Bank, as Trustee.
                                     (Exhibit 4, File No. 2-69428).
                                     The Company agrees to furnish to the
                                     Commission upon request a copy of any
                                     agreement defining the rights of
                                     holders of long-term debt of the
                                     Company and all its subsidiaries for
                                     which consolidated or unconsolidated
                                     financial statements are required to
                                     be filed under which the total amount
                                     of securities authorized does not
                                     exceed 10% of the total assets of the
                                     Company and its subsidiaries on a
                                     consolidated basis.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
  (comprising Exhibits 10(a) through 10(f)(14)(ii), inclusive)

     *10(a)      --                  1977 Stock Option Plan of Pogo
                                     Producing Company, as amended as of
                                     September 28, 1981 and July 24, 1984.
                                     (Exhibit 10(a), Annual Report on Form
                                     10-K for the year ended December 31,
                                     1984, File No. 0-5468).

     *10(a)(1)   --                  Form of Amended Nonqualified Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (with stock appreciation
                                     rights and without employment
                                     restrictions). (Exhibit 10(a)(1),
                                     Annual Report on Form 10-K for the
                                     year ended December 31, 1981, File
                                     No. 0-5468).

     *10(a)(2)   --                  Form of Amended Incentive Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (with stock option
                                     appreciation rights and without
                                     employment restrictions). (Exhibit
                                     10(a)(2), Annual Report on Form 10-K
                                     for the year ended December 31, 1981,
                                     File No. 0-5468).

     *10(a)(3)   --                  Form of Amended Nonqualified Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (without stock
                                     appreciation rights and with
                                     employment restrictions). (Exhibit
                                     10(a)(3), Annual Report on Form 10-K
                                     for the year ended December 31, 1981,
                                     File No. 0-5468).

     *10(a)(4)   --                  Form of Amended Incentive Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (without stock option
                                     appreciation rights and with
                                     employment restrictions). (Exhibit
                                     10(a)(4), Annual Report on Form 10-K
                                     for the year ended December 31, 1981,
                                     File No. 0-5468).

     *10(a)(5)   --                  Form of Amended Nonqualified Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (with stock appreciation
                                     rights and with employment
                                     restrictions). (Exhibit 10(a)(5),
                                     Annual Report on Form 10-K for the
                                     year ended December 31, 1981, File
                                     No. 0-5468).

     *10(a)(6)   --                  Form of Amended Incentive Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (with stock option
                                     appreciation rights and with
                                     employment restrictions). (Exhibit
                                     10(a)(6), Annual Report on Form 10-K
                                     for the year ended December 31, 1981,
                                     File No. 0-5468).

     *10(a)(7)   --                  Form of Amended Nonqualified Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (without stock
                                     appreciation rights and without
                                     employment restrictions). (Exhibit
                                     10(a)(7), Annual Report on Form 10-K
                                     for the year ended December 31, 1981,
                                     File No. 0-5468).

     *10(a)(8)   --                  Form of Amended Incentive Stock
                                     Option Agreement under 1977 Stock
                                     Option Plan (without stock option
                                     appreciation rights and without
                                     employment restrictions). (Exhibit
                                     10(a)(8), Annual Report on Form 10-K
                                     for the year ended December 31, 1981,
                                     File No. 0-5468).

     *10(b)      --                  1981 Stock Option Plan of Pogo
                                     Producing Company, as amended as of
                                     July 24, 1984. (Exhibit 10(b), Annual
                                     Report on Form 10-K for the year
                                     ended December 31, 1984, File No.
                                     0-5468).

     *10(b)(1)   --                  Form of Stock Option Agreement under
                                     1981 Nonqualified Stock Option Plan
                                     (with stock appreciation rights).
                                     (Exhibit 10(b)(1), Annual Report on
                                     Form 10-K for the year ended December
                                     31, 1981, File No. 0-5468).

     *10(b)(2)   --                  Form of Stock Option Agreement under
                                     1981 Nonqualified Stock Option Plan
                                     (without stock appreciation rights).
                                     (Exhibit 10(b)(2), Annual Report on
                                     Form 10-K for the year ended December
                                     31, 1981, File No. 0-5468).

     *10(c)      --                  1981 Incentive and Nonqualified Stock
                                     Option Plan of Pogo Producing Com-
                                     pany, as amended as of July 24, 1984.
                                     (Exhibit 10(c), Annual Report on Form
                                     10-K for the year ended December 31,
                                     1984, File No. 0-5468).

     *10(c)(1)   --                  Form of Stock Option Agreement under
                                     1981 Incentive Stock Option Plan.
                                     (Exhibit 10(c)(1), Annual Report of
                                     Form 10-K for the year ended December
                                     31, 1981, File No. 0-5468).

     *10(d)      --                  1989 Incentive and Nonqualified Stock
                                     Option Plan of Pogo Producing Com-
                                     pany, as amended and restated
                                     effective January 22, 1991. (Exhibit
                                     10(d), Annual Report on Form 10-K for
                                     the year ended December 31, 1991,
                                     file No. 0-5468).

     *10(d)(1)   --                  Form of Stock Option Agreement under
                                     1989 Incentive and Nonqualified Stock
                                     Option Plan, as amended and restated
                                     effective January 22, 1991. (Exhibit
                                     10(d)(1), Annual Report on Form 10-K
                                     for the year ended December 31, 1991,
                                     File No. 0-5468).

     *10(d)(2)   --                  Form of Director Stock Option
                                     Agreement under 1989 Incentive and
                                     Nonqualified Stock Option Plan, as
                                     amended and restated effective
                                     January 22, 1991. (Exhibit 10(d)(2),
                                     Annual Report on Form 10-K for the
                                     year ended December 31, 1991, File
                                     No. 0-5468).

     *10(e)      --                  Form of Letter Agreement respecting
                                     treatment of options upon change in
                                     control. (Exhibit 19(f), Quarterly
                                     Report on Form 10-Q for the quarter
                                     ended June 30, 1982. File No.
                                     0-5468).

     *10(f)(1)    --                 Employment Agreement by and between
                                     Pogo Producing Company and Stuart P.
                                     Burbach, dated February 1, 1992.
                                     (Exhibit 19(a)(1), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(2)(i)  --                Extension Agreement to Continue
                                     Employment Agreement between Stuart
                                     P. Burbach and Pogo Producing
                                     Company, dated as of February 1,
                                     1993. (Exhibit 10(f)(2), Annual
                                     report on Form 10-K for the year
                                     ended December 31, 1992, File No.
                                     1-7792).

      10(f)(2)(ii) --                Extension Agreement to Continue
                                     Employment Agreement between Stuart
                                     P. Burbach and Pogo Producing
                                     Company, dated as of February 1,
                                     1994.

     *10(f)(3)    --                 Employment Agreement by and between
                                     Pogo Producing Company and Jerry A.
                                     Cooper, dated February 1, 1992.
                                     (Exhibit 19(a)(2), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(4)(i)  --                Extension Agreement to Continue
                                     Employment Agreement between Jerry A.
                                     Cooper and Pogo Producing Company,
                                     dated as of February 1, 1993.
                                     (Exhibit 10(f)(4), Annual report on
                                     Form 10-K for the year ended December
                                     31, 1992, File No. 1-7792).

      10(f)(4)(ii) --                Extension Agreement to Continue
                                     Employment Agreement between Jerry A.
                                     Cooper and Pogo Producing Company,
                                     dated as of February 1, 1994.

     *10(f)(5)    --                 Employment Agreement by and between
                                     Pogo Producing Company and Kenneth R.
                                     Good, dated February 1, 1992.
                                     (Exhibit 19(a)(3), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(6)(i)  --                Extension Agreement to Continue
                                     Employment Agreement between Kenneth
                                     R. Good and Pogo Producing Company,
                                     dated as of February 1, 1993.
                                     (Exhibit 10(f)(6), Annual report on
                                     Form 10-K for the year ended December
                                     31, 1992, File No. 1-7792).

      10(f)(6)(ii) --                Extension Agreement to Continue
                                     Employment Agreement between Kenneth
                                     R. Good and Pogo Producing Company,
                                     dated as of February 1, 1994.

     *10(f)(7)    --                 Employment Agreement by and between
                                     Pogo Producing Company and R. Phillip
                                     Laney, dated February 1, 1992.
                                     (Exhibit 19(a)(4), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(8)(i)  --                Extension Agreement to Continue
                                     Employment Agreement between R.
                                     Phillip Laney and Pogo Producing
                                     Company, dated as of February 1,
                                     1993. (Exhibit 10(f)(8), Annual
                                     report on Form 10-K for the year
                                     ended December 31, 1992, File No.
                                     1-7792).

      10(f)(8)(ii) --                Extension Agreement to Continue
                                     Employment Agreement between R.
                                     Phillip Laney and Pogo Producing
                                     Company, dated as of February 1,
                                     1994.

     *10(f)(9)    --                 Employment Agreement by and between
                                     Pogo Producing Company and John O.
                                     McCoy, Jr., dated February 1, 1992.
                                     (Exhibit 19(a)(5), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(10)(i) --                Extension Agreement to Continue
                                     Employment Agreement between John O.
                                     McCoy, Jr. and Pogo Producing
                                     Company, dated as of February 1,
                                     1993. (Exhibit 10(f)(10), Annual
                                     report on Form 10-K for the year
                                     ended December 31, 1992, File No.
                                     1-7792).

      10(f)(10)(ii) --               Extension Agreement to Continue
                                     Employment Agreement between John O.
                                     McCoy, Jr. and Pogo Producing
                                     Company, dated as of February 1,
                                     1994.

     *10(f)(11)   --                 Employment Agreement by and between
                                     Pogo Producing Company and D. Stephen
                                     Slack, dated February 1, 1992.
                                     (Exhibit 19(a)(6), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(12)(i) --                Extension Agreement to Continue
                                     Employment Agreement between D.
                                     Stephen Slack and Pogo Producing
                                     Company, dated as of February 1,
                                     1993. (Exhibit 10(f)(12), Annual
                                     report on Form 10-K for the year
                                     ended December 31, 1992, File No.
                                     1-7792).

      10(f)(12)(ii) --               Extension Agreement to Continue
                                     Employment Agreement between D.
                                     Stephen Slack and Pogo Producing
                                     Company, dated as of February 1,
                                     1994.

     *10(f)(13)   --                 Employment Agreement by and between
                                     Pogo Producing Company and Paul G.
                                     Van Wagenen, dated February 1, 1992.
                                     (Exhibit 19(a)(7), Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     June 30, 1992, File No. 1-7792).

     *10(f)(14)(i) --                Extension Agreement to Continue
                                     Employment Agreement between Paul G.
                                     Van Wagenen and Pogo Producing
                                     Company, dated as of February 1,
                                     1993. (Exhibit 10(f)(14), Annual
                                     report on Form 10-K for the year
                                     ended December 31, 1992, File No.
                                     1-7792).

      10(f)(14)(ii) --               Extension Agreement to Continue
                                     Employment Agreement between Paul G.
                                     Van Wagenen and Pogo Producing
                                     Company, dated as of February 1,
                                     1994.

     *10(g)      --                  Undertaking by Pogo Producing Company
                                     dated as of August 8, 1977. (Exhibit
                                     10(e), Annual Report on Form 10-K for
                                     the year ended December 31, 1980,
                                     File No. 0-5468).

     *10(h)      --                  Limited partnership agreement of Pogo
                                     Gulf Coast, Ltd. (Exhibit 19,
                                     Quarterly Report on Form 10-Q for the
                                     quarter ended June 30, 1989, File No.
                                     0-5468).

      21        --                   List of Subsidiaries of Pogo
                                     Producing Company.

      23(a)      --                  Consent of Independent Public
                                     Accountants.

      23(b)      --                  Consent of Independent Petroleum
                                     Engineers.

      24        --                   Powers of Attorney from each Director
                                     of Pogo Producing Company whose
                                     signature is affixed to this Form
                                     10-K for the year ended December 31,
                                     1993.

      28        --                   Summary of Reserve Report of Ryder
                                     Scott Company Petroleum Engineers
                                     dated January 28, 1994 relating to
                                     oil and gas reserves of Pogo
                                     Producing Company.

* Asterisk indicates exhibits incorporated by reference as shown.

(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 POGO PRODUCING COMPANY
                                                     (REGISTRANT)

                                          By:  /s/  PAUL G. VAN WAGENEN
                                                    PAUL G. VAN WAGENEN

                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

Date: February 28, 1994

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 28, 1994.

                      SIGNATURES                                   TITLE

            /s/  PAUL G. VAN WAGENEN                        Principal Executive
                 PAUL G. VAN WAGENEN                       Officer and Director
           CHAIRMAN OF THE BOARD, PRESIDENT
             AND CHIEF EXECUTIVE OFFICER

              /s/  D. STEPHEN SLACK                         Principal Financial
                   D. STEPHEN SLACK                        Officer and Director
             SENIOR VICE PRESIDENT, CHIEF
           FINANCIAL OFFICER AND TREASURER

               /s/  THOMAS E. HART                          Principal Accounting
                    THOMAS E. HART                                Officer
            VICE PRESIDENT AND CONTROLLER

                   TOBIN ARMSTRONG*                              Director
                   TOBIN ARMSTRONG

                   JACK S. BLANTON*                              Director
                   JACK S. BLANTON

                 W. M. BRUMLEY, JR.*                             Director
                  W. M. BRUMLEY, JR.

                 JOHN B. CARTER, JR.*                            Director
                 JOHN B. CARTER, JR.

                  WILLIAM L. FISHER*                             Director
                  WILLIAM L. FISHER

                  WILLIAM E. GIPSON*                             Director
                  WILLIAM E. GIPSON

                   GERRITT W. GONG*                              Director
                   GERRITT W. GONG

                    J. STUART HUNT*                              Director
                    J. STUART HUNT

              FREDERICK A. KLINGENSTEIN*                         Director
              FREDERICK A. KLINGENSTEIN

                  NICHOLAS R. PETRY*                             Director
                  NICHOLAS R. PETRY

                   JACK A. VICKERS*                              Director
                   JACK A. VICKERS

          *By: /s/  THOMAS E. HART
                    THOMAS E. HART
                   ATTORNEY-IN-FACT

                                                                 SCHEDULE V & VI

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                      SCHEDULE V -- PROPERTY AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                            (EXPRESSED IN THOUSANDS)
                                         BALANCE                                              BALANCE
                                        BEGINNING     ADDITIONS    RETIREMENT     OTHER       END OF
             DESCRIPTION                OF PERIOD      AT COST      OR SALES     CHANGES      PERIOD
1993:
    Oil and gas----------------------   $  875,154    $  72,469    $ (120,893)   $ (3,047)   $ 823,683
    Other----------------------------        6,851          163           (48)         (5)       6,961
    Total----------------------------   $  882,005    $  72,632    $ (120,941)   $ (3,052)   $ 830,644
1992:
    Oil and gas----------------------   $  907,336    $  37,963    $  (61,182)   $ (8,963)   $ 875,154
    Other----------------------------        6,680          589        --            (418)       6,851
    Total----------------------------   $  914,016    $  38,552    $  (61,182)   $ (9,381)   $ 882,005
1991:
    Oil and gas----------------------   $  867,183    $  48,905    $   (4,264)   $ (4,488)   $ 907,336
    Other----------------------------        9,270        2,416        (5,017)         11        6,680
    Total----------------------------   $  876,453    $  51,321    $   (9,281)   $ (4,477)   $ 914,016

             SCHEDULE VI -- RESERVES FOR DEPRECIATION, DEPLETION,
                   AND AMORTIZATION OF PROPERTY AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                            (EXPRESSED IN THOUSANDS)
                                                      CHARGED TO      RETIREMENT
                                         BALANCE      PROFIT AND       RENEWALS                    BALANCE
                                        BEGINNING       LOSS OR           AND          OTHER       END OF
             DESCRIPTION                OF PERIOD       INCOME       REPLACEMENTS     CHANGES      PERIOD
1993:
    Oil and gas----------------------   $  713,396     $  40,224      $  (120,160)    $   746     $ 634,206
    Other----------------------------        4,032           469              (49)                    4,452
    Total----------------------------   $  717,428     $  40,693      $  (120,209)    $   746     $ 638,658
1992:
    Oil and gas----------------------   $  730,835     $  41,849      $   (60,887)    $ 1,599     $ 713,396
    Other----------------------------        3,578           453          --                1         4,032
    Total----------------------------   $  734,413     $  42,302      $   (60,887)    $ 1,600     $ 717,428
1991:
    Oil and gas----------------------   $  696,459     $  36,970      $    (2,622)    $    28     $ 730,835
    Other----------------------------        7,148           551           (4,089)        (32 )       3,578
    Total----------------------------   $  703,607     $  37,521      $    (6,711)    $    (4 )   $ 734,413

                                      S-1

                                                                      SCHEDULE X

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                            (EXPRESSED IN THOUSANDS)

                                         1993       1992       1991
Maintenance and repairs--------------  $   3,658  $   4,435  $   6,498
Taxes, other than payroll and income
  taxes:
    Severance, ad valorem, franchise
    and other------------------------  $   3,133  $   2,423  $   2,222