Form 10-Q
period 1994-03-31
POGO PRODUCING CO
filed 1994-05-02
CIK 230463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1994 OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERION FROM ______ TO _____

Commission file number 1-7792


                            Pogo Producing Company
            (Exact name of registrant as specified in its charter)



          Delaware                                       74-1659398
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


      5 Greenway Plaza, Suite 2700
             Houston, Texas                              77046-0504
(Address of principal executive offices)                 (Zip Code)

                               (713) 297-5000
              (Registrant's telephone number, including area code)


                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days:   Yes    X      No



Registrant's number of common shares outstanding as of March 31, 1994:
                             32,543,952

                         Part I.  Financial Information

Item 1.  Financial Statements


                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                     Three Months Ended
                                                          March 31,
                                                  ---------------------------------
                                                       1994              1993
                                                  --------------    ---------------
                                          (Expressed in thousands, except per share amounts)

Revenues:                                         $      37,892     $        34,681
                                                  -------------     ---------------

Operating Costs and Expenses:
     Lease operating                                      6,656               6,373
     General and administrative                           3,819               3,492
     Exploration                                            733                 225
     Dry hole and impairment                              1,390                 615
     Depreciation, depletion and amortization            11,758              10,137
                                                  -------------     ---------------
          Total                                          24,356              20,842
                                                  -------------     ---------------

Operating Income                                         13,536              13,839

Interest:
     Charges                                             (2,517)             (3,041)
     Income                                                  15                   4
     Capitalized                                            147                  95
                                                  -------------     ---------------

Income Before Income Taxes                               11,181              10,897

Income Tax Expense                                       (3,903)             (3,737)
                                                  -------------     ---------------

Net Income                                        $       7,278     $         7,160
                                                  =============     ===============

Primary and Fully Diluted
     Earnings Per Common Share                    $        0.22     $          0.22
                                                  =============     ===============

Weighted Average Number of
     Common Stock and Common
      Stock Equivalent Shares Outstanding                33,253              32,818
                                                  =============     ===============


          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                   March 31,          December 31,
                                                                      1994                1993
                                                                 -------------         -------------
                                                                  (Unaudited)
                                                            (Expressed in thousands, except share amounts)
                  Assets
Current Assets:
   Cash and cash investments                                     $      20,453         $       6,713
   Accounts receivable                                                  26,794                18,480
   Other receivables                                                     5,580                10,123
   Federal income taxes and interest receivable                          3,320                 3,320
   Inventories                                                           1,927                 1,105
   Other                                                                   249                   727
                                                                 -------------         -------------
      Total current assets                                              58,323                40,468
                                                                 -------------         _____________
Property and Equipment:

   Oil and gas, on the basis of successful efforts accounting
      Proved properties being amortized                                826,545               817,218
      Unproved properties and properties
         under development, not being amortized                          5,987                 6,465
      Other, at cost                                                     6,980                 6,961
                                                                --------------         -------------
                                                                       839,512               830,644
   Less--accumulated depreciation, depletion and
      amortization, including $4,576 and $4,452,
      respectively, applicable to other property                       648,340               638,658
                                                                --------------         -------------
                                                                       191,172               191,986
                                                                --------------         -------------
Other                                                                   10,977                 7,320
                                                                --------------         -------------

                                                                $      260,472         $     239,774
                                                                ==============         =============

                 Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                             $        8,886         $       8,307
   Other payables                                                        8,736                22,955
   Current portion of long-term debt                                    24,000                 4,000
   Federal income taxes payable                                            500                  -
   Accrued interest payable                                              2,413                 1,202
   Accrued payroll and related benefits                                    872                 1,005
   Other                                                                    94                   122
                                                                --------------         -------------
      Total current liabilities                                         45,501                37,591
Long-Term Debt                                                         129,789               130,539
Deferred Federal Income Tax                                             32,886                29,724
Deferred Credits                                                         9,687                 8,117
                                                                --------------         -------------
   Total liabilities                                                   217,863               205,971
                                                                --------------         -------------

Shareholders' Equity:
   Preferred stock, $1 par; 2,000,000 shares authorized                   -                     -
   Common stock, $1 par; 43,333,333 shares authorized,
      32,559,527 and 32,449,197 shares issued, respectively             32,560                32,449
   Additional capital                                                  127,336               125,919
   Retained earnings (deficit)                                        (116,963)             (124,241)
   Treasury stock, at cost                                                (324)                 (324)
                                                                --------------         -------------
      Total shareholders' equity                                        42,609                33,803
                                                                --------------         -------------

                                                                $      260,472         $     239,774
                                                                ==============         =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                    ------------------------------------
                                                                        1994                    1993
                                                                    -------------         --------------
                                                                          (Expressed in thousands)
Cash flows from operating activities:
   Cash received from customers                                     $      31,717         $       38,896
   Operating, exploration, and general
      and administrative expenses paid                                    (10,565)               (11,883)
   Interest paid                                                           (1,267)                (1,246)
   Settlement of natural gas transportation and exchange imbalance         (2,168)                  -
   Other                                                                      340                    322
                                                                    -------------         --------------
      Net cash provided by operating activities                            18,057                 26,089
                                                                    -------------         --------------

Cash flows from investing activities:
   Capital expenditures                                                   (22,685)                (8,705)
   Proceeds from the sales of properties                                       52                  1,556
                                                                    -------------         --------------
      Net cash used in investing activities                               (22,633)                (7,149)
                                                                    -------------         --------------

Cash flows from financing activities:
   Proceeds from issuance of new debt                                      86,250                   -
   Net payments under revolving credit agreement                          (67,000)                (4,000)
   Principal payments of production payment obligation                       -                    (8,696)
   Payment of debt issue expenses                                          (2,156)                  -
   Proceeds from exercise of stock options                                  1,222                    212
                                                                    -------------         --------------
      Net cash provided by (used in) financing activities                  18,316               (12,484)
                                                                    -------------         --------------

Net increase in cash and cash investments                                  13,740                  6,456
Cash and cash investments at the beginning of the year                      6,713                  5,037
                                                                    -------------         --------------
Cash and cash investments at the end of the period                  $      20,453         $       11,493
                                                                    =============         ==============

Reconciliation of net income to net
   cash provided by operating activities:
   Net income                                                       $       7,278         $        7,160
      Adjustments to reconcile net income to
         net cash provided by operating activities -
         Gains from the sales of properties                                   (52)                  (626)
         Depreciation, depletion and amortization                          11,758                 10,137
         Dry hole and impairment                                            1,390                    615
         Interest capitalized                                                (147)                   (95)
         Change in operating assets and liabilities                        (2,170)                 8,898
                                                                    -------------         --------------
Net cash provided by operating activities                           $      18,057                 26,089
                                                                    =============         ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Three Months Ended March 31,
                                                       --------------------------------------------------------------
                                                                 1994                              1993
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                                      (Dollars expressed in thousands)
Common Stock:
     $1.00 par - Authorized 43,333,333 shares
     Balance at beginning of year                      32,449,197    $     32,449       32,103,864      $      32,104
     Stock options exercised                              110,330             111           39,567                 40
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           32,559,527          32,560       32,143,431             32,144
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         125,919                             122,846
     Stock options exercised                                                1,417                                 289
                                                                     ------------                       -------------
     Balance at end of period                                             127,336                             123,135
                                                                     ------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                        (124,241)                           (149,302)
     Net income                                                             7,278                               7,160
                                                                     ------------                       -------------
     Balance at end of period                                            (116,963)                           (142,142)
                                                                     ------------                       -------------

Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)            -                  -
     Activity during period                                  -               -                -                  -
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)            -                  -
                                                       ----------    ------------       ----------      -------------

Common stock outstanding,
     at the end of the period                          32,543,952                       32,143,431
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     42,609                       $      13,137
                                                                     ============                       =============





          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(1)  General Information -

          The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report.


(2)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% convertible subordinated debentures, due 2005 are common stock equivalents and were anti-dilutive in both periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% convertible subordinated notes, due 1999 (and retired on April 18, 1994) which were anti-dilutive in both periods and the 5 1/2% convertible subordinated notes, due 2004 (issued on March 16, 1994) which were dilutive for the 16 days in the 1994 period they were outstanding but such dilution was not sufficient to change primary earnings per share.

                    Pogo Producing Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1993.



Results of Operations -

          The Company reported net income for the first quarter of 1994 of $7,278,000 or $0.22 per share compared to net income for the first quarter of 1993 of $7,160,000 or $0.22 per share. Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for the quarter ended March 31, 1994 of 33,253,000 compared to 32,818,000 for the quarter ended March 31, 1993. The increase in the weighted average number of common and common equivalent shares outstanding for the 1994 period primarily relates to common stock issued in connection with the exercise of stock options pursuant to the Company's stock option plans.

          The Company's total revenues for the first quarter of 1994 were $37,892,000, an increase of approximately 9% from total revenues of $34,681,000 for the first quarter of 1993. The increase in the Company's total revenues for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to increases of approximately 16% in its natural gas production volumes and 14% in its crude oil and condensate production volumes. The first quarter of 1994 also saw an increase of approximately 22% in the average price that the Company received for its natural gas production volumes compared to the first quarter of 1993 which was more than offset by a decline of approximately 28% in the average price that the Company received for its crude oil and condensate production in the comparable periods.

          The following table reflects an analysis of differences in the Company's total revenues (expressed in thousands of dollars) between the first quarter of 1994 and the first quarter of 1993.

                                                               1st Qtr '94
                                                               Compared to
                                                               1st Qtr '93
                                                               -----------

Increase (decrease) in revenues
   resulting from differences in :
      Natural gas -
         Price  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $     3,451
         Production.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       3,048
                                                                ----------
                                                                     6,499
                                                                ----------
      Crude oil and condensate -
         Price  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      (4,534)
         Production.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       1,699
                                                                ----------
                                                                    (2,835)
                                                                ----------

      Natural gas liquids ("NGL") and other, net   .  .  .  .         (453)
                                                                ----------
     Increase in total revenues  .  .  .  .  .  .  .  .  .  .   $    3,211
                                                                ==========

          Prices received by the Company for its natural gas production during the first quarter of 1994 averaged $2.20 per thousand cubic feet ("Mcf"), an increase of approximately 22% from the average price of $1.81 per Mcf that the Company received during the first quarter of 1993. The Company believes that the increased prices which it received for its natural gas production were primarily related to the increased severity of the winter weather in the northeast and central portions of the United States during the first quarter of 1994 compared to the first quarter of 1993, together with increased demand resulting from generally improving economic conditions in the United States as a whole. The Company's natural gas production for the first quarter of 1994 averaged 113.7 million cubic feet per day, an increase of approximately 16% from
98.3 million cubic feet per day that the Company produced during the first quarter of 1993. The increase in the Company's natural gas production during the first quarter of 1994, compared to the first quarter of 1993, was primarily related to natural gas production from the Company's Eugene Island 295 "B" platform from which production commenced in late February 1994, and the continued success of the Company's offshore drilling and workover program which has been partially offset by a natural decline in deliverability from certain of the Company's more mature properties.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 ( Continued )

          As of March 31, 1994, the Company had contracted to sell 30 million cubic feet per day of its natural gas production during the months of May 1994 through September 1994 at an average price of approximately $2.13 per Mcf.
The 30 million cubic feet per day represented approximately 20% of the Company's average daily production of natural gas during the month of March 1994. The average price of $2.13 per Mcf is approximately 3% higher than the average price (before transportation expenses) the Company received for its natural gas production during the period of May 1993 through September 1993.

          Prices received by the Company for its crude oil and condensate production averaged $13.90 per barrel during the first quarter of 1994, a decrease of approximately 28% from the average price of $19.20 per barrel
that the Company received during the first quarter of 1993.   The Company's
crude oil and condensate production during the first quarter of 1994 averaged 10,860 barrels per day, an increase of approximately 14% from an average of 9,501 barrels per day during the first quarter of 1993. The Company's increased crude oil and condensate production during the first quarter of 1994, compared to the first quarter of 1993, was primarily related to the successful results of several ongoing development programs, primarily in the offshore Gulf of Mexico Eugene Island area and several fields located in Lea and Eddy Counties of southeastern New Mexico.

          As of March 31, 1994, the Company had entered into crude oil swap agreements with other parties in which it swapped the floating market price it receives from purchasers of its crude oil for a fixed price of $16.00 per barrel on 1,000 barrels per day of the Company's production for the period of April through July 1994 and a fixed price of $17.08 per barrel on 1,000 barrels per day of the Company's production for the period of May through October 1994. The agreements expire on July 31 and October 31, 1994, respectively, but may be extended through January 31, and April 30, 1995, respectively, at the other parties' option.

          NGL and other, net revenues for the first quarter of 1994 decreased $453,000 from the first quarter of 1993. The decrease in NGL and other, net revenues for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to a decrease in the average price received by the Company for its NGL production which was related to the decrease in crude oil and condensate prices previously mentioned. NGL are liquid products which are extracted from natural gas streams and sold separately.

          Lease operating expenses for the first quarter of 1994 were $6,656,000, an increase of approximately 4% from lease operating expenses of $6,373,000 for the first quarter of 1993. The increases in lease operating expenses for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to the Company's increased operating activities, including increased operating costs related to additional properties brought on production after the first quarter of 1993. The increased operating costs were partially offset by lower maintenance costs.

          General and administrative expenses for the first quarter of 1994 were $3,819,000, an increase of approximately 9% from general and administrative expenses of $3,492,000 for the first quarter of 1993. The increase in general and administrative expenses for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to increased business insurance premiums resulting from the Company's increased drilling activity and insurance premium rate increases resulting from the insurance industry's recent loss experience in general, rather than losses specifically related to the Company's operations, as well as normal salary adjustments.

          Exploration expenses consist primarily of delay rentals and geological and geophysical ("G&G") costs which are expensed as incurred. Exploration expenses for the first quarter of 1994 were $733,000, an increase of approximately 226% from exploration expenses of $225,000 for the first quarter of 1993. The increase in exploration expenses for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to the cost of conducting and processing a 3-D seismic survey on the Company's oil and gas concession in the Gulf of Thailand which occurred primarily in the second half of 1993 and the first quarter of 1994 and the cost of purchasing significant additional seismic data in the Gulf of Mexico during the first quarter of 1994 as a result of the Company's increased activity in that area.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 ( Continued )

          Dry hole and impairment expenses relate to costs of unsuccessful wells drilled along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for the first quarter of 1994 were $1,390,000, an increase of approximately 126% from dry hole and impairment expenses of $615,000 for the first quarter of 1993.

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

          The provision for depreciation, depletion and amortization ("DD&A") is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for the first quarter of 1994 was $11,758,000, an increase of approximately 16% from DD&A expense of $10,137,000 for the first quarter of 1993. The increase for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to increased volumes produced (largely related to the increased natural gas, crude oil and condensate production discussed earlier) and, to a lesser extent, an increase in the composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for the first quarter of 1994 was $0.68 per equivalent Mcf ($4.11 per equivalent barrel), compared to a composite DD&A rate of $0.67 per equivalent Mcf ($4.04 per equivalent barrel) for the first quarter of 1993. The Company produced 16,986,000 equivalent Mcf (2,831,000 equivalent barrels) during the first quarter of 1994, an increase of approximately 14% from the 14,876,000 equivalent Mcf (2,479,000 equivalent barrels) produced by the Company during the first quarter of 1993.

          Interest charges for the first quarter of 1994 were $2,517,000, a decrease of approximately 17% from interest charges of $3,041,000 for the first quarter of 1993. The decrease in interest charges for the first quarter of 1994, compared to the first quarter of 1993, was primarily related to lower levels of debt outstanding during the first quarter of 1994, compared to the first quarter of 1993.

          As of March 31, 1994, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on July 31, 1994, effectively changes the interest paid by the Company on $10,000,000 of debt from a market based variable rate to a fixed rate of 5.91%.


Liquidity and Capital Resources -

          The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1994 reflects net cash provided by operating activities of $18,057,000. In addition to the net cash provided by operating activities, minor property sales, and the proceeds from the exercise of stock options, the Company sold $86,250,000 of 5 1/2% Convertible Subordinated Notes due 2004 in March 1994. Proceeds from the sale ($84,094,000 net of debt issue expenses) were primarily used to reduce the amount outstanding under the Company's revolving credit facility and, in April 1994, to prepay the remaining outstanding principal and interest on the Company's 10.25% Convertible Subordinated Notes due 1999 (the 10.25% Notes). The Company investd $22,685,000 in capital projects during the first quarter of 1994. Of the $22,685,000, $20,645,000 was applicable to 1993 capital projects and $2,040,000 was applicable to 1994 capital projects. The Company's cash and cash investments were $20,453,000 as of March 31, 1994. At March 31, 1994, pending prepayment of the 10.25% Notes discussed above, the Company had no outstanding indebtedness under its revolving credit facility. The Company's long-term debt (excluding the $24,000,000 current portion of the 10.25% Notes) stood at $129,789,000 as of March 31, 1994.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 ( Continued )


          The Company's capital and exploration budget for 1994, as previously announced, has been established by the Company's Board of Directors at $75,000,000, of which $2,040,000 has been paid and is included in the $22,685,000 mentioned in the preceding paragraph. In addition to anticipated capital and exploration expenses and the prepayment of the 10.25% Notes in April 1994 discussed in the preceding paragraph, other material 1994 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, interest and income tax expenses. Cash requirements for future payments of federal income taxes are expected to be greater than those experienced in the immediate past. The increased tax payments result from expected increases in taxable income, increased tax rates and the prior utilization of available tax credits and net operating tax loss carry-forwards. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility will be sufficient to fund the Company's ongoing expenses and to fund its 1994 capital and exploration budget.

                    Pogo Producing Company and Subsidiaries

                         Part II. Other Information



Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 None

           (B)   Reports on Form 8-K

                 A report on Form 8-K was filed on February 14, 1994 setting forth under Item 5 thereof, certain information regarding the time and location of the registrant's annual meeting of stockholders.

                    Pogo Producing Company and Subsidiaries



                                  Signatures



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Pogo Producing Company
                                                   (Registrant)

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller





                                              /s/ D. STEPHEN SLACK
                                                  D. Stephen Slack
                                            Senior Vice President, Chief
                                           Financial Officer and Treasurer








Date:  May 2, 1994