Form 10-Q
period 1994-06-30
POGO PRODUCING CO
filed 1994-08-05
CIK 230463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED     June 30, 1994

                                      OR

(   )  Transition report pursuant to section 13 or 15[d] of the Securities
       Exchange Act of 1934
               For the transition period from        to

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



           Registrant's number of common shares outstanding as of June 30, 1994: 32,718,393

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                  ---------------------------------       -------------------------------
                                                       1994              1993                 1994              1993
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues                                          $      49,734     $        34,533       $    87,626      $       69,214
                                                  -------------     ---------------       -----------      --------------
Operating Costs and Expenses:
     Lease operating                                      7,708               6,478            14,364              12,851
     General and administrative                           3,985               3,684             7,804               7,176
     Exploration                                            573                 605             1,306                 830
     Dry hole and impairment                              2,826               2,203             4,216               2,818
     Depreciation, depletion and amortization            16,845               9,856            28,603              19,993
                                                  -------------     ---------------       -----------      --------------
          Total                                          31,937              22,826            56,293              43,668
                                                  -------------     ---------------       -----------      --------------

Operating Income                                         17,797              11,707            31,333              25,546

Interest:
     Charges                                             (2,747)             (2,806)           (5,264)             (5,847)
     Income                                                  18                   3                33                   7
     Capitalized                                            184                 115               331                 210
                                                  -------------     ---------------       -----------      --------------
Income Before Income Taxes
     and Extraordinary Loss                              15,252               9,019            26,433              19,916

Income Tax Expense                                       (5,349)             (3,423)           (9,252)             (7,160)
                                                  -------------     ---------------       -----------      --------------
Income Before Extraordinary Loss                          9,903               5,596            17,181              12,756

Extraordinary Loss on
     Early Extinguishment of Debt                          (307)               --                (307)               --
                                                  -------------     ---------------       -----------      --------------
Net Income                                        $       9,596     $         5,596       $    16,874      $       12,756
                                                  =============     ===============       ===========      ==============

Primary Earnings Per Share:
     Income before extraordinary loss             $        0.30     $          0.17       $      0.52      $         0.39
     Extraordinary loss                                   (0.01)               --               (0.01)               --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.29     $          0.17       $      0.51      $         0.39
                                                  =============     ===============       ===========      ==============
 Fully Diluted Earnings Per Share:
     Income before extraordinary loss             $        0.29     $          0.17       $      0.51      $         0.39
     Extraordinary loss                                   (0.01)               --               (0.01)               --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.28     $          0.17       $      0.50      $         0.39
                                                  =============     ===============       ===========      ==============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                            June 30,           December 31,
                                                                                              1994                  1993
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $        4,256       $       6,713
                     Accounts receivable                                                         28,626              18,480
                     Other receivables                                                           10,691              10,123
                     Federal income taxes and interest receivable                                  --                 3,320
                     Inventories                                                                  1,867               1,105
                     Other                                                                        1,309                 727
                                                                                          -------------       -------------
                          Total current assets                                                   46,749              40,468
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                     860,148             817,218
                          Unproved properties and properties
                               under development, not being amortized                             6,160               6,465
                          Other, at cost                                                          7,507               6,961
                                                                                         --------------       -------------
                                                                                                873,815             830,644
                     Less--accumulated depreciation, depletion and
                          amortization, including $4,751 and $4,452,
                          respectively, applicable to other property                            666,244             638,658
                                                                                         --------------       -------------
                                                                                                207,571             191,986
                                                                                         --------------       -------------
                Other                                                                            11,372               7,320
                                                                                         --------------       -------------
                                                                                         $      265,692       $     239,774
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable                                                    $        9,793       $       8,307
                     Other payables                                                               9,531              22,955
                     Current portion of long-term debt                                             --                 4,000
                     Accrued interest payable                                                     1,519               1,202
                     Accrued payroll and related benefits                                           999               1,005
                     Other                                                                          155                 122
                                                                                         --------------       -------------
                          Total current liabilities                                              21,997              37,591
                Long-Term Debt                                                                  145,743             130,539
                Deferred Federal Income Tax                                                      33,472              29,724
                Deferred Credits                                                                  9,841               8,117
                                                                                         --------------       -------------
                          Total liabilities                                                     211,053             205,971
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 43,333,333 shares authorized,
                          32,733,968 and 32,449,197 shares issued, respectively                  32,734              32,449
                     Additional capital                                                         129,596             125,919
                     Retained earnings (deficit)                                               (107,367)           (124,241)
                     Treasury stock, at cost                                                       (324)               (324)
                                                                                         --------------       -------------
                          Total shareholders' equity                                             54,639              33,803
                                                                                         --------------       -------------
                                                                                         $      265,692       $     239,774
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                         -----------------------------------
                                                                                              1994                 1993
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash flows from operating activities:
                     Cash received from customers                                        $       79,707       $       71,827
                     Operating, exploration, and general
                          and administrative expenses paid                                      (21,823)             (21,804)
                     Interest paid                                                               (4,925)              (6,103)
                     Federal income taxes paid                                                   (4,500)              (2,800)
                     Federal income taxes and interest received                                   3,364                 --
                     Settlement of natural gas transportation and exchange imbalance             (2,168)                --
                     Other                                                                         (581)                 (53)
                                                                                         --------------       --------------
                          Net cash provided by operating activities                              49,074               41,067
                                                                                         --------------       --------------

                Cash flows from investing activities:
                     Capital expenditures                                                       (45,508)             (20,612)
                     Purchase of proved reserves                                                (17,319)                --
                     Proceeds from the sales of properties                                           52                  953
                                                                                         --------------       --------------
                          Net cash used in investing activities                                 (62,775)             (19,659)
                                                                                         --------------       --------------

                Cash flows from financing activities:
                     Proceeds from issuance of new debt                                          86,250                 --
                     Net borrowings under uncommitted money market line of credit                 5,000                 --
                     Net payments under revolving credit agreement                              (56,000)              (4,000)
                     Other payments of long-term debt                                           (24,472)              (4,000)
                     Principal payments of production payment obligation                           --                (15,591)
                     Payment of debt issue expenses                                              (2,446)                --
                     Purchase of 8% debentures due 2005                                             (46)                --
                     Proceeds from exercise of stock options                                      2,958                2,236
                                                                                         --------------       --------------
                          Net cash provide by (used in) financing activities                     11,244              (21,355)
                                                                                         --------------       --------------

                Net increase (decrease) in cash and cash investments                             (2,457)                  53
                Cash and cash investments at the beginning of the year                            6,713                5,037
                                                                                         --------------       --------------
                Cash and cash investments at the end of the period                       $        4,256       $        5,090
                                                                                         ==============       ==============

                Reconciliation of net income to net
                     cash provided by operating activities:
                     Net income                                                          $       16,874       $       12,756
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Extraordinary loss on early extinguishment of debt                   307                 --
                               Gains from the sales of properties                                   (52)                (353)
                               Depreciation, depletion and amortization                          28,603               19,993
                               Dry hole and impairment                                            4,216                2,818
                               Interest capitalized                                                (331)                (210)
                               Change in operating assets and liabilities                          (543)               6,063
                                                                                         --------------       --------------
                Net cash provided by operating activities                                $       49,074       $       41,067
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Six Months Ended June 30,
                                                       --------------------------------------------------------------
                                                                 1994                              1993
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Preferred Stock:
     $1.00 par - 2,000,000 shares authorized,
          none issued or outstanding

Common Stock:
     $1.00 par - 43,333,333 shares authorized
     Balance at beginning of year                      32,449,197    $     32,449       32,103,864      $      32,104
     Stock options exercised                              284,771             285          330,110                330
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           32,733,968          32,734       32,433,974             32,434
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         125,919                             122,846
     Stock options exercised                                                3,677                               2,935
                                                                   --------------                       -------------
     Balance at end of period                                             129,596                             125,781
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                        (124,241)                           (149,302)
     Net income                                                            16,874                              12,756
                                                                     ------------                       -------------
     Balance at end of period                                            (107,367)                           (136,546)
                                                                     ------------                       -------------
Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)            --                 --
     Activity during period                                  --              --               --                 --
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)            --                 --
                                                       ----------    ------------       ----------      -------------

Common stock outstanding,
     at the end of the period                          32,718,393                       32,433,974
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     54,639                       $      21,669
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


(2)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% convertible subordinated debentures due 2005 are common stock equivalents and were ant-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% convertible subordinated notes due 1999 (and retired on April 18, 1994) which were anti-dilutive in all periods in which they were outstanding and the 5 1/2% convertible subordinated notes due 2004 (issued on March 16, 1994) which were dilutive in the 1994 periods they were outstanding. Earnings per share are based on the following:

                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                  ---------------------------------       -------------------------------
                                                       1994              1993                 1994              1993
                                                  -------------     ---------------       -----------      --------------
                                                                         (Expressed in thousands)
Earnings applicable to common stock:
  Primary --
    Income before extraordinary loss              $       9,903     $         5,596       $    17,181      $       12,756
    Extraordinary loss                                     (307)               --                (307)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       9,596      $        5,596       $    16,874      $       12,756
                                                  =============     ===============       ===========      ==============
  Fully diluted --
    Income before extraordinary loss              $      10,672     $         5,596       $    18,085      $       12,756
    Extraordinary loss                                     (307)               --                (307)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $      10,365     $         5,596       $    17,778      $       12,756
                                                  =============     ===============       ===========      ==============
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                              33,343              33,076            33,290              32,938
    Fully diluted                                        37,295              33,078            35,588              33,008


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



Results of Operations -

          The Company reported net income for the
second quarter of 1994 of $9,596,000 or $0.29 per share
($0.28 on a fully diluted basis) compared to net income for the second quarter of 1993 of $5,596,000 or $0.17 per share (primary and fully diluted). For the first six months of 1994, the Company reported net income of $16,874,000 or $0.51 per share ($0.50 on a fully diluted basis) compared to net income for the first six months of 1993 of $12,756,000 or $0.39 per share (on both a primary and fully diluted basis). The Company has recorded an extraordinary loss during the second quarter of 1994 of $307,000 related to early retirement of the Company's 10.25% Convertible
Subordinated Notes due 1999 (the "10.25% Notes") with the proceeds from the Company's issuance on March 16, 1994, of its 5 1/2%
Convertible Subordinated Notes due 2004 (the "5 1/2%
Notes"). Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for the second quarter and first six months of 1994 of 33,343,000 and 33,290,000, respectively, compared to 33,076,000 and 32,938,000, respectively, for the second quarter and first six months of 1993. The increases in the weighted average number of common and common equivalent shares outstanding for the 1994 periods primarily relate to common stock issued in connection with the exercise of stock options pursuant to the Company's stock option plans. Earnings per common share computations on a fully diluted basis reflect additional common shares issuable upon the assumed conversion of the Company's 5 1/2% Notes (the only convertible securities of the Company that were dilutive during the applicable periods) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the second quarter and first six months of 1994 were 37,295,000 and 35,588,000, respectively, compared to 33,078,000 and 33,008,000, respectively, for the second quarter and first six months of 1993. Earnings applicable to common stock, assuming full dilution, for the second quarter and first six months of 1994 increased to $10,365,000 and $17,778,000, respectively, compared to $5,596,000 and $12, 756,000, respectively, for the second quarter and first six months of 1993.

          The Company's total revenues for the second quarter of 1994 were $49,734,000, an increase of approximately 44% compared to total revenues of $34,533,000 for the second quarter of 1993. The increase in the Company's total revenues for the second quarter of 1994, compared to the second quarter of 1993, was primarily related to increases of approximately 75% in the Company's natural gas production volumes and 31% in its crude oil and condensate production volumes, which was partially offset by declines in the prices received by the Company for such production volumes.
The Company's total revenues for the first six months of 1994 were $87,626,000, an increase of approximately 27% compared to total revenues of $69,214,000 for the first six months of 1993. The increase in the Company's total revenues for the first six months of 1994, compared to the first six months of 1993, was primarily related to increased natural gas, crude oil and condensate production volumes, together with a slightly higher average price for the Company's natural gas production. Partially offsetting volume increases and natural gas price increases were substantial decreases in the prices that the Company received for its crude oil and condensate volumes.

          The following table reflects an analysis of differences in the Company's total revenues (expressed in thousands of dollars) between the second quarter and first six months of 1994 and the same periods in the preceding year.

                                             2nd Qtr '94    6 mos. '94
                                             Compared to    Compared to
                                             2nd Qtr '93    6 mos. '93
                                             -----------    ----------
Increase (decrease) in total revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $    (560)    $   2,516
       Production . . . . . . . . . . . . . .    12,837        16,260
                                              ---------     ---------
                                                 12,277        18,776
                                              ---------     ---------
(Table continued on following page)



          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

(Table continued from preceding page)

     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .    (2,316)       (6,704)
       Production . . . . . . . . . . . . . .     4,151         5,704
                                              ---------     ---------
                                                  1,835        (1,000)
                                              ---------     ---------
     Natural gas liquids ("NGL") and
       other, net . . . . . . . . . . . . . .     1,089           636

     Increase in total revenues . . . . . . . $  15,201     $  18,412
                                              =========     =========


          Prices received by the Company for its
natural gas production during the second quarter of 1994 averaged $1.99 per thousand cubic feet ("Mcf"), a decrease of approximately 3% from the average price of $2.06 per Mcf that the Company received during the second quarter of 1993. The Company believes that the decrease in the average price that it received for its natural gas production during the second quarter of 1994, compared to the second quarter of 1993, was primarily related to increased availability of supplies of natural gas in the United States coupled with the resumption of power generation by certain nuclear plants that were not operating in the second quarter of 1993. Prices received by the Company for its natural gas production during the first six months of 1994 averaged $2.08 per Mcf, an increase of approximately 8% from the average price of $1.93 per Mcf that the Company received during the first six months of 1993. The Company believes that the increase in the average price that it received for its natural gas production during the first six months of 1994, compared to the first six months of 1993, was primarily related to the increased severity of the winter weather in the northeast and central portions of the United States during the first quarter of 1994 compared to the first quarter of 1993, that was partially offset by weakening prices in the second quarter of 1994 resulting from the reasons discussed above. The Company's natural gas production during the second quarter of 1994 averaged 165.5 million cubic feet per day, an increase of approximately 75% from an average of 94.8 million cubic feet per day that the Company produced during the second quarter of 1993. The Company's natural gas production during the first six months of 1994 averaged 139.8 million cubic feet per day, an increase of approximately 45% from an average of 96.5 million cubic feet per day that the Company produced during the first six months of 1993.
The increase in the Company's natural gas production during the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, was primarily related to natural gas production from the Company's Eugene Island 295 "B" platform from which production commenced in late February 1994, and the continued success of the Company's offshore drilling and workover program which has been partially offset by a natural decline in deliverability from certain of the Company's more mature properties.

      As of June 30, 1994, the Company has contracted to sell 25 million cubic feet per day of its natural gas production during the months of July 1994 through September 1994 at an average price of approximately $2.11 per Mcf. The 25 million cubic feet per day represents approximately 15% of the Company's average daily production of natural gas during the second quarter of 1994. The contract price of $2.11 per Mcf is approximately 5% higher than the average daily price (before transportation expenses) that the Company received for its natural gas production during the third quarter of 1993.

      Prices received by the Company for its crude oil and condensate production averaged $16.43 per barrel during the second quarter of 1994, a decrease of approximately 15% from the average price of $19.31 per barrel that the Company received during the second quarter of 1993. Prices received by the Company for its crude oil and condensate production averaged $15.22 during the first six months of 1994, a decrease of approximately 21% from the average price of $19.25 per barrel that the Company received during the first six months of 1993. The Company's crude oil

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

and condensate production during the second quarter of 1994 averaged 11,618 barrels per day, an increase of approximately 31% from an average of 8,843 barrels per day during the second quarter of 1993. The Company's crude oil and condensate production during the first six months of 1994 averaged 11,241 barrels per day, an increase of approximately 23% from an average of 9,170 barrels per day during the first six months of 1993.
The increase in the Company's crude oil and condensate production during the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, was primarily related to the results of ongoing development drilling programs in the offshore Gulf of Mexico Eugene Island area and several fields located in Lea and Eddy Counties of southeastern New Mexico, together with the acquisition of an increased interest in certain producing offshore Gulf of Mexico Main Pass area blocks during the first quarter of 1994.

      As of June 30, 1994, the Company had entered into crude oil swap agreements with other parties in which it swapped the floating market price it receives from purchasers of its crude oil for a fixed price of $16.00 per barrel on 1,000 barrels per day of the Company's production for a period ending January 31, 1995 and a fixed price of $17.08 per barrel on another 1,000 barrels per day of the Company's production for a period ending October 31, 1994, which agreement may be extended at the other party's option through April 30, 1995.

      The Company's NGL and other, net revenues for the second quarter and first six months of 1994 increased $1,089,000 and $636,000, from the second quarter and first six months of 1993, respectively.
The increase in the Company's NGL and other, net revenues for the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, was primarily related to an increase in NGL production from the Company's New Mexico properties which was partially offset by a decrease in the average price that the Company received for its NGL production. NGL are liquid products which are extracted from natural gas streams and sold separately.

          The Company's total liquids production, including crude oil, condensate and NGL, during the second quarter of 1994 averaged 13,944 barrels per day, an increase of approximately 39% from an average total liquids production of 10,056 barrels per day during the second quarter of 1993. The Company's total liquids production during the first six months of 1994 averaged 13,227 barrels per day, an increase of approximately 25% from an average total liquids production of 10,605 barrels per day during the first six months of 1993.

         Lease operating expenses for the second quarter of 1994 were $7,708,000, an increase of approximately 19% from lease operating expenses of $6,478,000 for the second quarter of 1993. Lease operating expenses for the first six months of 1994 were $14,364,000, an increase of approximately 12% from lease operating expenses of $12,851,000 for the first six months of 1993.
The increases in lease operating expenses for the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, were primarily related to the Company's increased operating activities, including increased operating costs related to additional properties brought on production after the second quarter of 1993. The increase in operating costs for the first six months of 1994, compared to the first six months of 1993, was partially offset by lower maintenance costs.

          General and administrative expenses for the second quarter of 1994 were $3,985,000, an increase of approximately 8% from general and administrative expenses of $3,684,000 for the second quarter of 1993. General and administrative expenses for the first six months of 1994 were $7,804,000, an increase of approximately 9% from general and administrative expenses of $7,176,000 for the first six months of 1993. The increase in general and administrative expenses for the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, was related to, among other things, an increase of approximately
6% in the Company's work force resulting from increased activity, as well as normal salary and concomitant benefit expense adjustments.

          Exploration expenses consist primarily of delay rentals and geological and geophysical ("G&G") costs which are expensed as incurred. Exploration expenses for the second quarter of 1994 were $573,000, a decrease of approximately 5% from exploration expenses of $605,000 for the second quarter of 1993. The decline in exploration expenses for the second quarter of 1994, compared to the second quarter of 1993, was primarily related to the cost of conducting and processing a 3-D seismic survey on the Company's oil and gas concession in the Kingdom of Thailand during the second quarter of 1993, which was partially offset by the acquisition cost of significant quantities of 3-D and 2-D

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

seismic data covering portions of the Gulf of Mexico during the second quarter of 1994. Exploration expenses for the first six months of 1994 were $1,306,000, an increase of approximately 57% from exploration expenses of $830,000 for the first six months of 1993. The increase in exploration expenses for the first six months of 1994, compared to the first six months of 1993, was primarily related to the acquisition cost of significant quantities of 3-D and 2-D seismic data covering portions of the Gulf of Mexico.

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for the second quarter of 1994 were $2,826,000, an increase of approximately 28% from dry hole and impairment expenses of $2,203,000 for the second quarter of 1993. The Company's dry hole and impairment expenses for the first six months of 1994 were $4,216,000, an increase of approximately 50% from dry hole and impairment expenses of $2,818,000 for the first six months of 1993.

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

        The provision for depreciation, depletion and amortization ("DD&A") is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for the second quarter of 1994 was $16,845,000, an increase of approximately 71% from DD&A expense of $9,856,000 for the second quarter of 1993. The Company's
DD&A expense for the first six months of 1994 was $28,603,000, an increase of approximately 43% from DD&A expense of $19,993,000 for the first six months of 1993. The increases in DD&A expense for the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, were primarily related to increased volumes produced by the Company (largely related to increased natural gas, crude oil and condensate production discussed earlier) and, to a lesser extent, an increase in the Company's composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for the second quarter of 1994 was $0.74 per equivalent Mcf ($4.42 per equivalent barrel), an increase of approximately 7% from a composite DD&A rate of $0.69 per equivalent
Mcf ($4.14 per equivalent barrel) for the second quarter of 1993.
The Company produced 22,676,000 equivalent Mcf (3,779,000 equivalent barrels) during the second quarter of 1994, an increase of approximately 61% from the 14,113,000 equivalent Mcf (2,352,000 equivalent barrels) produced by the Company during the second quarter of 1993. The composite DD&A rate for all of the Company's producing fields for the first six months of 1994 was $0.71 per equivalent Mcf ($4.29 per equivalent barrel), an increase of approximately 4% from a composite DD&A rate of $0.68 per equivalent Mcf ($4.09 per equivalent barrel) for the first six months of 1993. The Company produced 39,663,000 equivalent Mcf (6,610,000 equivalent barrels) during the first six months of 1994, an increase of approximately 37% from the 28,989,000 equivalent Mcf (4,832,000 equivalent barrels) produced by the Company during the first six months of 1993.

          Interest charges for the second quarter of 1994 were $2,747,000, a decrease of approximately 2% from interest charges of $2,806,000 for the second quarter of 1993. Interest charges for the first six months of 1994 were $5,264,000, a decrease of approximately
10% from interest charges of $5,847,000 for the first six months of 1993. The decrease in interest charges for the second quarter and first six months of 1994, compared to the second quarter and first six months of 1993, was related to lower interest rate levels on the debt outstanding which was partially offset by the increased amount of debt outstanding and increased commitment fees resulting from increased availability under the Company's bank revolving credit facility. In addition, the Company expensed the amortization of certain debt issuance costs in the second quarter and first six months of 1993, and the Company wrote off certain costs in connection with the retirement of the Company's 10.25% Notes during the first quarter of 1994. Neither of these charges were recurring in the comparable periods.

          As of June 30, 1994, the Company was a party to an interest rate swap agreement. The swap agreement, which terminated on July 31, 1994, effectively changed the interest rate paid by the Company on $10,000,000 of its debt from a market based variable rate to a fixed rate of 4.16%.
As of August 1, 1994, the Company was not a party to an interest rate swap agreement.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1994 reflects net cash provided by operating activities of $49,074,000. In addition to net cash provided by operating activities, the Company received $2,958,000 from the exercise of stock options and $52,000 from the sale of certain non-strategic properties.
The Company also sold $86,250,000 of 5 1/2% Notes in March 1994 and borrowed $5,000,000 under a money market credit line. During the first six months of 1994, the Company invested $45,508,000 of such cash flow in capital projects, purchased certain proved reserves for $17,319,000, prepaid the remaining outstanding principal and prepayment fee on its 10.25% Notes ($24,472,000) and made net payments of $56,000,000 on the Company's revolving credit facility.
Of the $45,508,000 invested in capital projects, $22,821,000 was applicable to 1993 capital projects and $22,687,000 was applicable to 1994 capital projects. As of June 30, 1994, the Company's cash and cash investments were $4,256,000 and its long-term debt stood at $145,743,000.

          The Company's capital and exploration budget for 1994, originally announced to be $75,000,000, has been increased by the Company's Board of Directors to $90,000,000. The capital and exploration budget has been revised primarily to increase expenditures for exploitation of the Company's producing oil and gas properties in the Gulf of Mexico, expansion of its development drilling program in southeastern New Mexico and to accelerate development drilling in the Gulf of Thailand. In addition to anticipated capital and exploration expenses, other material 1994 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, and interest expenses and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on August 31, 1994 to stockholders of record as of August 8, 1994. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility and money market credit line will be sufficient to fund the Company's ongoing expenses, to fund its 1994 capital and exploration budget and anticipated future dividend payments. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend in the third quarter of 1994. However, the declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 2.    Change in Securities

           The registrant's report on Form 8-K, together with the exhibits thereto, including the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, filed on April 26, 1994 setting forth under Item 5 thereof, certain information regarding the registrant's declaration of a dividend of one right to purchase preferred stock for each outstanding share of registrant's common stock to shareholders of record at the close of business on May 20, 1994, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security-Holders

           The registrant held it annual meeting of stockholders in Houston, Texas on April 26, 1994. The following sets forth the items that were put to a vote of the stockholders and the results thereof, concerning:

           (A) the election of four directors, each for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees as listed in the proxy statement and all such nominees were elected;

           (B) an amendment to the registrant's 1989 Incentive and Nonqualified Stock Option Plan (the "Stock Option Plan") principally to increase the number of shares on the registrant's common stock that may be offered pursuant to the Stock Option Plan from 1,500,000 to 2,500,000 shares and to limit the number of shares upon which options may be granted in any one year to any one key employee under the Stock Option Plan to no more than 150,000 shares, with 28,195,263 votes cast for the amendment, 731,952 votes cast against the amendment, and 140,421 abstentions and broker non-votes; and

           (C) the appointment of Arthur Andersen & Co., independent public accountants, to audit the financial statements of the registrant for the year 1994, with 28,744,059 votes cast for the appointment, 271,011 votes cast against the appointment, and 52,566 abstentions and broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 None

           (B)   Reports on Form 8-K

                 A report on Form 8-K was filed on April 26, 1994 setting forth under Item 5 thereof, certain information regarding the registrant's declaration of a dividend of one right to purchase preferred stock ("Right") for each outstanding share of registrant's common stock to stockholders of record at the close of business on May 20, 1994.
                 Each Right entitles the registered holder to purchase from the registrant a unit consisting of one one-hundredth of a share ("Unit") of the registrant's Series A Junior Participating
                 Preferred Stock, par value $1.00 per share, at a purchase price of $80 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 26, 1994 (and attached as an exhibit to the Form 8-K), between the registrant and Harris Trust Company of New York, as Rights Agent.

                   Pogo Producing Company and Subsidiaries



                                  Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Pogo Producing Company
                                                   Registrant

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








Date:  August 5, 1994