Form 10-Q
period 1994-09-30
POGO PRODUCING CO
filed 1994-11-08
CIK 230463

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



   ( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended     September 30, 1994      or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days:   Yes    X      No



           Registrant's number of common shares outstanding as of September 30, 1994: 32,443,622

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                  ---------------------------------       -------------------------------
                                                       1994              1993                 1994              1993
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                  $      46,452     $        34,789       $   134,026      $      103,650
     Interest on tax refund                                --                 2,322              --                 2,322
     Gains on sales                                        --                    99                52                 452
                                                  -------------     ---------------       -----------      --------------
          Total                                          46,452              37,210           134,078             106,424
                                                  -------------     ---------------       -----------      --------------

Operating Costs and Expenses:
     Lease operating                                      8,098               7,197            22,462              20,048
     General and administrative                           3,876               3,655            11,680              10,831
     Exploration                                            902                 386             2,208               1,216
     Dry hole and impairment                              2,049               1,047             6,265               3,865
     Depreciation, depletion and amortization            17,641              10,677            46,244              30,670
                                                  -------------     ---------------       -----------      --------------
          Total                                          32,566              22,962            88,859              66,630
                                                  -------------     ---------------       -----------      --------------

Operating Income                                         13,886              14,248            45,219              39,794

Interest:
     Charges                                             (2,450)             (2,670)           (7,714)             (8,517)
     Income                                                  10                   6                43                  13
     Capitalized                                            199                 122               530                 332
                                                  -------------     ---------------       -----------      --------------
Income Before Income Taxes
     and Extraordinary Loss                              11,645              11,706            38,078              31,622

Income Tax Expense                                       (4,212)             (4,545)          (13,464)            (11,705)
                                                  -------------     ---------------       -----------      --------------
Income Before Extraordinary Loss                          7,433               7,161            24,614              19,917

Extraordinary Loss on
     Early Extinguishment of Debt                          --                  --                (307)               --
                                                  -------------     ---------------       -----------      --------------
Net Income                                        $       7,433     $         7,161       $    24,307      $       19,917
                                                  =============     ===============       ===========      ==============

Primary Earnings Per Share:
     Income before extraordinary loss             $        0.22     $          0.22       $      0.74      $         0.61
     Extraordinary loss                                    --                  --               (0.01)               --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.22     $          0.22       $      0.73      $         0.61
                                                  =============     ===============       ===========      ==============
 Fully Diluted Earnings Per Share:
     Income before extraordinary loss             $        0.22     $          0.22       $      0.73      $         0.61
     Extraordinary loss                                    --                  --               (0.01)               --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.22     $          0.22       $      0.72      $         0.61
                                                  =============     ===============       ===========      ==============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                          September 30,         December 31,
                                                                                              1994                  1993
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $        4,695       $       6,713
                     Accounts receivable                                                         25,776              18,480
                     Other receivables                                                           10,589              10,123
                     Federal income taxes and interest receivable                                  --                 3,320
                     Inventories                                                                  2,755               1,105
                     Other                                                                        1,182                 727
                                                                                          -------------       -------------
                          Total current assets                                                   44,997              40,468
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                     873,591             817,218
                          Unproved properties and properties
                               under development, not being amortized                             6,390               6,465
                          Other, at cost                                                          7,873               6,961
                                                                                         --------------       -------------
                                                                                                887,854             830,644
                     Less--accumulated depreciation, depletion and
                          amortization, including $4,874 and $4,452,
                          respectively, applicable to other property                            683,598             638,658
                                                                                         --------------       -------------
                                                                                                204,256             191,986
                                                                                         --------------       -------------
                Other                                                                            11,478               7,320
                                                                                         --------------       -------------
                                                                                         $      260,731       $     239,774
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable                                                    $        8,879       $       8,307
                     Other payables                                                               7,481              22,955
                     Current portion of long-term debt                                             --                 4,000
                     Accrued interest payable                                                     1,225               1,202
                     Accrued payroll and related benefits                                           950               1,005
                     Other                                                                           43                 122
                                                                                         --------------       -------------
                          Total current liabilities                                              18,578              37,591
                Long-Term Debt                                                                  135,698             130,539
                Deferred Federal Income Tax                                                      34,481              29,724
                Deferred Credits                                                                 10,125               8,117
                                                                                         --------------       -------------
                          Total liabilities                                                     198,882             205,971
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 43,333,333 shares authorized,
                          32,793,794 and 32,449,197 shares issued, respectively                  32,794              32,449
                     Additional capital                                                         130,295             125,919
                     Retained earnings (deficit)                                               (100,916)           (124,241)
                     Treasury stock, at cost                                                       (324)               (324)
                                                                                         --------------       -------------
                          Total shareholders' equity                                             61,849              33,803
                                                                                         --------------       -------------
                                                                                         $      260,731       $     239,774
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         -----------------------------------
                                                                                              1994                 1993
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash Flows from Operating Activities:
                     Cash received from customers                                        $      129,044       $      107,996
                     Operating, exploration, and general
                          and administrative expenses paid                                      (35,537)             (33,736)
                     Interest paid                                                               (7,588)              (7,089)
                     Federal income taxes paid                                                   (7,500)              (2,800)
                     Federal income taxes and interest received                                   3,364                 --
                     Settlement of natural gas transportation and exchange imbalance             (2,168)                --
                     Other                                                                         (542)                  57
                                                                                         --------------       --------------
                          Net cash provided by operating activities                              79,073               64,428
                                                                                         --------------       --------------

                Cash Flows from Investing Activities:
                     Capital expenditures                                                       (64,520)             (34,218)
                     Purchase of proved reserves                                                (17,319)                --
                     Proceeds from the sales of properties                                           52                1,096
                                                                                         --------------       --------------
                          Net cash used in investing activities                                 (81,787)             (33,122)
                                                                                         --------------       --------------

                Cash Flows from Financing Activities:
                     Proceeds from issuance of new debt                                          86,250                 --
                     Net borrowings under uncommitted money market line of credit                 5,000                 --
                     Net payments under revolving credit agreement                              (66,000)              (3,000)
                     Other payments of long-term debt                                           (24,472)              (4,000)
                     Principal payments of production payment obligation                           --                (23,864)
                     Payment of debt issue expenses                                              (2,446)                --
                     Payment of cash dividend on common stock                                      (982)                --
                     Purchase of 8% debentures due 2005                                             (91)                --
                     Proceeds from exercise of stock options                                      3,437                2,285
                                                                                         --------------       --------------
                          Net cash provided by (used in) financing activities                        696              (28,579)
                                                                                         --------------       --------------

                Net Increase (Decrease) in Cash and Cash Investments                             (2,018)               2,727
                Cash and Cash Investments at the Beginning of the Year                            6,713                5,037
                                                                                         --------------       --------------
                Cash and Cash Investments at the End of the Period                       $        4,695       $        7,764
                                                                                         ==============       ==============

                Reconciliation of Net Income to Net
                     Cash Provided by Operating Activities:
                     Net income                                                          $       24,307       $       19,917
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Extraordinary loss on early extinguishment of debt                   307                 --
                               Gains from the sales of properties                                   (52)                (452)
                               Depreciation, depletion and amortization                          46,244               30,670
                               Dry hole and impairment                                            6,265                3,865
                               Interest capitalized                                                (530)                (332)
                               Deferred federal income taxes                                      6,206               10,011
                               Change in operating assets and liabilities                        (3,674)                 749
                                                                                         --------------       --------------
                Net Cash Provided by Operating Activities                                $       79,073       $       64,428
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Nine Months Ended September 30,
                                                       --------------------------------------------------------------
                                                                 1994                              1993
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 43,333,333 shares authorized
     Balance at beginning of year                      32,449,197    $     32,449       32,103,864      $      32,104
     Stock options exercised                              344,597             345          337,942                338
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           32,793,794          32,794       32,441,806             32,442
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         125,919                             122,846
     Stock options exercised                                                4,376                               3,006
                                                                   --------------                       -------------
     Balance at end of period                                             130,295                             125,852
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                        (124,241)                           (149,302)
     Net income                                                            24,307                              19,917
     Dividends ($0.03 per common share)                                      (982)                               --
                                                                     ------------                       -------------
     Balance at end of period                                            (100,916)                           (129,385)
                                                                     ------------                       -------------
Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)            --                 --
     Activity during period                                  --              --               --                 --
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)            --                 --
                                                       ----------    ------------       ----------      -------------

Common Stock Outstanding,
     at the End of the Period                          32,778,219                       32,441,806
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     61,849                       $      28,909
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

(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at September 30, 1994 and December 31, 1993, consists of the following:

                                                                                          September 30,         December 31,
                                                                                              1994                  1993
                                                                                         --------------       -------------
                                                                                                (Expressed in thousands)
Senior debt --
      $10,000,000 uncommitted money market credit line,
         at an average interest rate of 6.27%                                            $        6,000       $        --
      Bank revolving credit agreement                                                              --                67,000
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004                                             86,250                --
      8% Convertible subordinated debentures due 2005                                            43,448              43,539
      10.25% Convertible subordinated notes due 1999                                               --                24,000
                                                                                         --------------       -------------
Total debt                                                                               $      135,698       $     134,539
Amount due within one year consisting of sinking fund requirement on 10.25% Notes                  --                (4,000)
                                                                                         --------------       -------------
Long-term debt                                                                           $      135,698       $     130,539
                                                                                         ==============       =============

          On March 16, 1994, the Company issued $86,250,000 of 5 1/2% Convertible Subordinated Notes due 2004 (the "5 1/2% Notes"). The 5 1/2% Notes are convertible into common stock of the Company at a price of $22.188 per share. The proceeds from the issuance of the 5 1/2% Notes were used to retire the remaining balance of the Company's 10.25% Convertible Subordinated Notes due 1999 (the "10.25% Notes") and to reduce the amount outstanding under the Company's bank revolving credit agreement. Refer to Note 3 of the Notes to Consolidated Financial Statements included in the Company's latest annual report for a further discussion of the bank revolving credit agreement and the 8% convertible subordinated debentures due 2005 (the "8% Debentures").

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% Debentures are common stock equivalents and were ant-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% Notes (retired on April 18, 1994) which were anti-dilutive in all periods in which they were outstanding and the 5 1/2% Notes (issued on March 16, 1994) which were dilutive in the 1994 periods they were outstanding. Earnings per share are based on the following:

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                  ---------------------------------       -------------------------------
                                                       1994              1993                 1994              1993
                                                  -------------     ---------------       -----------      --------------
                                                                         (Expressed in thousands)
Earnings applicable to common stock:
  Primary --
    Income before extraordinary loss              $       7,433     $         7,161       $    24,614      $       19,917
    Extraordinary loss                                     --                  --                (307)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       7,433      $        7,161       $    24,307      $       19,917
                                                  =============     ===============       ===========      ==============
  Fully diluted --
    Income before extraordinary loss              $       8,204     $         7,161       $    26,224      $       19,917
    Extraordinary loss                                     --                  --                (307)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       8,204     $         7,161       $    25,917      $       19,917
                                                  =============     ===============       ===========      ==============
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                              33,422              33,100            33,335              32,845
    Fully diluted                                        37,309              33,196            36,168              32,903


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



Results of Operations -

          The Company reported net income for the
third quarter of 1994 of $7,433,000 or $0.22 per share
(on both a primary and fully diluted basis) compared to net income for the third quarter of 1993 of $7,161,000 or $0.22 per share (primary and fully diluted). For the first nine months of 1994, the Company reported net income of $24,307,000 or $0.73 per share ($0.72 on a fully diluted basis) compared to net income for the first nine months of 1993 of $19,917,000 or $0.61 per share (on both a primary and fully diluted basis). Earnings per common share are based on the weighted average number of shares of common and common equivalent shares outstanding for the third quarter and first nine months of 1994 of 33,422,000 and 33,335,000, respectively, compared to 33,100,000 and 32,845,000, respectively, for the third quarter and first nine months of 1993. The increase in the weighted average number of common and common equivalent shares outstanding for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was related to common stock issued in connection with the exercise of stock options pursuant to the Company's stock option plans. Earnings per common share computations on a fully diluted basis reflect additional common shares issuable upon the assumed conversion of the Company's 5 1/2% Notes (the only convertible securities of the Company that were dilutive during the applicable periods) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the third quarter and first nine months of 1994 were 37,309,000 and 36,168,000, respectively, compared to 33,196,000 and 32,903,000, respectively, for the third quarter and first nine months of 1993. Earnings applicable to common stock, assuming full dilution, for the third quarter and first nine months of 1994 increased to $8,204,000 and $25,917,000, respectively, compared to $7,161,000 and $19,917,000, respectively, for the third quarter and first nine months of 1993.

          The Company's total revenues for the third quarter of 1994 were $46,452,000, an increase of approximately 25% compared to total revenues of $37,210,000 for the third quarter of 1993. The increase in the Company's total revenues for the third quarter of 1994, compared to the third quarter of 1993, was primarily related to increases of approximately 77% in the Company's natural gas production volumes and 11% in its total liquid hydrocarbon (including crude oil, condensate and plant product) production volumes, which was partially offset by declines in the prices received by the Company for such production volumes.
The Company's total revenues for the first nine months of 1994 were $134,078,000, an increase of approximately 26% compared to total revenues of $106,424,000 for the first nine months of 1993. The increase in the Company's total revenues for the first nine months of 1994, compared to the first nine months of 1993, was primarily related to increased natural gas, crude oil and condensate production volumes, together with a slightly higher average price for the Company's natural gas production.
Partially offsetting volume increases and natural gas price increases during the first nine months of 1994, compared to the first nine months of 1993, were substantial decreases in the prices that the Company received for its crude oil and condensate volumes. In addition, the Company's total revenues for the third quarter and first nine months of 1993 were positively affected by revenues from settlement of a dispute with the Internal Revenue Service in the third quarter of 1993 and, to a lesser extent, gains related to the sale of non-strategic properties during the third quarter and first nine months of 1993 that were substantially completed during that year.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the third quarter and first nine months of 1994 and the same periods in the preceding year.

                                             3rd Qtr '94    9 mos. '94
                                             Compared to    Compared to
                                             3rd Qtr '93    9 mos. '93
                                             -----------    ----------
Increase (decrease) in oil and gas revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $  (1,063)    $   1,131
       Production . . . . . . . . . . . . . .    11,323        27,905
                                              ---------     ---------
                                                 10,260        29,036
                                              ---------     ---------
     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .      (157)       (7,058)
       Production . . . . . . . . . . . . . .     1,042         6,943
                                              ---------     ---------
                                                    885          (115)
                                              ---------     ---------
     Natural gas liquids ("NGL") and
       other, net . . . . . . . . . . . . . .       518         1,455

     Increase in oil and gas revenues . . . . $  11,663     $  30,376
                                              =========     =========

          Prices received by the Company for its
natural gas production during the third quarter of 1994 averaged $1.79 per thousand cubic feet ("Mcf"), a decrease of approximately 7% from the average price of $1.92 per Mcf that the Company received during the third quarter of 1993. The Company believes that the decrease in the average price that it received for its natural gas production during the third quarter of 1994, compared to the third quarter of 1993, was primarily related to increased availability of supplies of natural gas in the United States, milder weather and the resumption of power generation by certain nuclear plants that were not operating in the third quarter of 1993. Prices received by the Company for its natural gas production during the first nine months of 1994 averaged $1.97 per Mcf, an increase of approximately 2% from the average price of $1.93 per Mcf that the Company received during the first nine months of 1993. The Company believes that the increase in the average price that it received for its natural gas production during the first nine months of 1994, compared to the first nine months of 1993, was primarily related to the increased severity of the winter weather in the northeast and central portions of the United States during the first quarter of 1994 compared to the first quarter of 1993, that was partially offset by weakening prices in the second and third quarters of 1994 resulting from the reasons discussed above. The Company's natural gas production during the third quarter of 1994 averaged 158.2 million cubic feet per day, an increase of approximately 77% from an average of 89.5 million cubic feet per day that the Company produced during the third quarter of 1993. The Company's natural gas production during the first nine months of 1994 averaged 146 million cubic feet per day, an increase of approximately 55% from an average of 94.2 million cubic feet per day that the Company produced during the first nine months of 1993.
The increase in the Company's natural gas production during the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was primarily related to natural gas production from the Company's Eugene Island
295 "B" platform from which production commenced in late February
1994, and the continued success of the Company's offshore drilling and workover program which has been partially offset by a natural decline in deliverability from certain of the Company's more mature properties.

      Prices received by the Company for its crude oil and condensate production averaged $17.37 per barrel during the third quarter of 1994, a decrease of approximately 1% from the average price of $17.53 per barrel that the Company received during the third quarter of 1993. Prices received by the Company for its crude oil and condensate production averaged $15.93 during the first nine months of 1994, a decrease of approximately 14% from the average price of $18.63 per barrel that the Company received during the first nine months of 1993. The Company's crude oil and condensate production during the third quarter of 1994 averaged 10,983 barrels per day, an increase of approximately 6% from an average of 10,332 barrels per day during the third quarter of 1993. The Company's crude oil and

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

condensate production during the first nine months of 1994 averaged 11,154 barrels per day, an increase of approximately 17% from an average of 9,562 barrels per day during the first nine months of 1993.
The increase in the Company's crude oil and condensate production during the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was primarily related to an increased interest in, and development drilling on, certain offshore Gulf of Mexico Main Pass area blocks.

      As of September 30, 1994, the Company had entered into crude oil swap agreements with other parties in which it swapped the floating market price it receives from purchasers of its crude oil for a fixed price of $16.00 per barrel on 1,000 barrels per day of the Company's production for a period ending January 31, 1995 and a fixed price of $17.08 per barrel on another 1,000 barrels per day of the Company's production for a period ending October 31, 1994, which has been extended at the other party's option through April 30, 1995.

      The Company's NGL and other, net revenues for the third quarter and first nine months of 1994 increased $518,000 and $1,455,000, from the third quarter and first nine months of 1993, respectively.
The increase in the Company's NGL and other, net revenues for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was primarily related to an increase in NGL production from the Company's New Mexico properties and, with respect to the nine month periods, was also partially offset by a decrease in the average price that the Company received for its NGL production. NGL are liquid products which are extracted from natural gas streams and sold separately.

          The Company's total liquids production, including crude oil and condensate, and NGL, during the third quarter of 1994 averaged 13,722 barrels per day, an increase of approximately 11% from an average total liquids production of 12,353 barrels per day during the third quarter of 1993.
The Company's total liquids production during the first nine months of 1994 averaged 13,394 barrels per day, an increase of approximately 20% from an average total liquids production of 11,194 barrels per day during the first nine months of 1993.

         Lease operating expenses for the third quarter of 1994 were $8,098,000, an increase of approximately 13% from lease operating expenses of $7,197,000 for the third quarter of 1993. Lease operating expenses for the first nine months of 1994 were $22,462,000, an increase of approximately 12% from lease operating expenses of $20,048,000 for the first nine months of 1993.
The increases in lease operating expenses for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, were primarily related to the Company's increased operating activities, including increased operating costs related to additional properties brought on production after the third quarter of 1993. The increase in operating costs for the first nine months of 1994, compared to the first nine months of 1993, were partially offset by lower maintenance costs. However, largely due to increased production of natural gas, crude oil and condensate, and NGL discussed earlier, lease operating costs per unit of production, in fact, declined.

          General and administrative expenses for the third quarter of 1994 were $3,876,000, an increase of approximately 6% from general and administrative expenses of $3,655,000 for the third quarter of 1993. General and administrative expenses for the first nine months of 1994 were $11,680,000, an increase of approximately 8% from general and administrative expenses of $10,831,000 for the first nine months of 1993. The increase in general and administrative expenses for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was related to, among other things, an increase in the Company's work force resulting from increased activity, and to normal salary and concomitant benefit expense adjustments.

          Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the third quarter of 1994 were $902,000, an increase of approximately 134% from exploration expenses of $386,000 for the third quarter of 1993. Exploration expenses for the first nine months of 1994 were $2,208,000, an increase of approximately 82% from exploration expenses of $1,216,000 for the first nine months of 1993. The increase in exploration expenses for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was related primarily to the cost of conducting 3-D seismic surveys on certain of the Company's onshore properties in South and West Texas that

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

commenced during the third quarter of 1994 and, with respect to the first nine months of 1994, the cost of acquiring significant quantities of 3-D and 2-D seismic data covering protions of the Gulf of Mexico, which was partially offset by a decrease in exploration expenses attributable to the Company's oil and gas concession in the Kingdom of Thailand.

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for the third quarter of 1994 were $2,049,000, an increase of approximately 96% from dry hole and impairment expenses of $1,047,000 for the third quarter of 1993. The Company's dry hole and impairment expenses for the first nine months of 1994 were $6,265,000, an increase of approximately 62% from dry hole and impairment expenses of $3,865,000 for the first nine months of 1993.

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

        The provision for depreciation, depletion and amortization
("DD&A") is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for the third quarter of 1994 was $17,641,000, an increase of approximately 65% from DD&A expense of $10,677,000 for the third quarter of 1993. The Company's
DD&A expense for the first nine months of 1994 was $46,244,000, an increase of approximately 51% from DD&A expense of $30,670,000 for the first nine months of 1993. The increases in DD&A expense for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, were primarily related to increased volumes produced by the Company (largely related to increased natural gas, crude oil and condensate production discussed earlier) and, to a lesser extent, an increase in the Company's composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for the third quarter of 1994 was $0.79 per equivalent Mcf ($4.74 per equivalent barrel), an increase of approximately 13% from a composite DD&A rate of $0.70 per equivalent
Mcf ($4.20 per equivalent barrel) for the third quarter of 1993.
The Company produced 22,132,000 equivalent Mcf (3,689,000 equivalent barrels) during the third quarter of 1994, an increase of approximately
47% from the 15,056,000 equivalent Mcf (2,509,000 equivalent barrels) produced by the Company during the third quarter of 1993. The composite DD&A rate for all of the Company's producing fields for the first nine months of 1994 was $0.74 per equivalent Mcf ($4.45 per equivalent barrel), an increase of approximately 7% from a composite DD&A rate of $0.69 per equivalent Mcf ($4.13 per equivalent barrel) for the first nine months of 1993. The Company produced 61,795,000 equivalent Mcf (10,299,000 equivalent barrels) during the first nine months of 1994, an increase of approximately 40% from the 44,040,000 equivalent Mcf (7,340,000 equivalent barrels) produced by the Company during the first nine months of 1993.

          Interest charges for the third quarter of 1994 were $2,450,000, a decrease of approximately 8% from interest charges of $2,670,000 for the third quarter of 1993. Interest charges for the first nine months of 1994 were $7,714,000, a decrease of approximately 9% from interest charges of $8,517,000 for the first nine months of 1993. The decrease in interest charges for the third quarter and first nine months of 1994, compared to the third quarter and first nine months of 1993, was related to lower interest rate levels on the debt outstanding and decreased debt issue amortization expenses which were partially offset by the increased amount of debt outstanding and increased commitment fees resulting from increased availability under the Company's bank revolving credit facility. In addition, the Company incurred certain costs in connection with the retirement of the Company's 10.25% Notes during the first quarter of 1994 for which there were no comparable offsets in the first nine months of 1993.

          As of November 1, 1994, the Company was not a party to an interest rate swap agreement.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1994 reflects net cash provided by operating activities of $79,073,000. In addition to net cash provided by operating activities, the Company received $3,437,000 from the exercise of stock options and $52,000 from the sale of certain non-strategic properties. The Company also issued and sold $86,250,000 of 5 1/2% Notes in March 1994 and had net borrowings of $5,000,000 under a money market credit line. During the first nine months of 1994, the Company invested $64,520,000 of such cash flow in capital projects, purchased certain proved reserves for $17,319,000, prepaid the remaining outstanding principal and prepayment fee on its 10.25% Notes ($24,472,000), made net payments of $66,000,000 on the Company's revolving credit facility and paid a $0.03 per share dividend to holders of the Company's common stock.
Of the $64,520,000 invested in capital projects, $22,821,000 was applicable to 1993 capital projects and $41,699,000 was applicable to 1994 capital projects. As of September 30, 1994, the Company's cash and cash investments were $4,695,000 and its long-term debt stood at $135,698,000.

          The Company's capital and exploration budget for 1994, previously announced to be $90,000,000, has been increased by the Company's Board of Directors to $100,000,000. The capital and exploration budget has been revised primarily to increase expenditures for exploitation of the Company's producing oil and gas properties in the Gulf of Mexico. In addition to anticipated capital and exploration expenses, other material 1994 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, and interest expenses and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on November 30, 1994 to stockholders of record as of November 8, 1994. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility and money market credit line will be sufficient to fund the Company's ongoing expenses, to fund its 1994 capital and exploration budget and anticipated future dividend payments. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend in the third quarter of 1994. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 None

           (B)   Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1994.

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








Date:  November 8, 1994