Form 10-Q/A
period 1994-09-30
POGO PRODUCING CO
filed 1994-11-14
CIK 230463

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A



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



           Registrant's number of common shares outstanding as of September 30, 1994: 32,778,219

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








Date:  November 14, 1994