Form 10-K
period 1994-12-31
POGO PRODUCING CO
filed 1995-03-07
CIK 230463

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                             COMMISSION FILE NO. 1-7792

                             POGO PRODUCING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     74-1659398
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       5 GREENWAY PLAZA, P.O. BOX 2504
                HOUSTON, TEXAS                                  77252-2504
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS:                     ON WHICH REGISTERED:
- ----------------------------------            ------------------------
Common Stock, $1 par value                    New York Stock Exchange

                                              Pacific Stock Exchange

8% Convertible Subordinated                   New York Stock Exchange
  Debentures due December 31, 2005

5 1/2% Convertible Subordinated               New York Stock Exchange
  Notes due March 15, 2004


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $635,718,000 as of March 3, 1995 (based on $19.375 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date).

     32,811,261 shares of the registrant's Common Stock were outstanding as of March 3, 1995.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement respecting the annual meeting of shareholders to be held on April 25, 1995 (to be filed not later than 120 days after December 31, 1994) are incorporated by reference in Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Pogo Producing Company (the "Company"), incorporated in 1970, is engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico and onshore in the United States. The Company is also engaged in exploration of its license concession in the Gulf of Thailand, and has proposed to its joint venture partners a development program in connection with its oil and gas discoveries on that concession. The Company has interests in 73 lease blocks offshore Louisiana and Texas, approximately 125,000 gross acres onshore in the United States and approximately 2,635,000 gross acres offshore in the Kingdom of Thailand.

DOMESTIC OFFSHORE OPERATIONS

     Historically, the Company's interests have been concentrated in the Gulf of Mexico, where approximately 81% of the Company's domestic proved reserves and 63% of its total proved reserves are now located. During 1994, approximately 82% of the Company's natural gas equivalent production was from its domestic offshore properties, contributing approximately 82% of consolidated oil and gas revenues. Five offshore producing areas, Eugene Island, Main Pass, South Marsh Island, South Pass and East Cameron, account for approximately 50% of the Company's net proved natural gas reserves and approximately 56% of the Company's proved crude oil, condensate and natural gas liquids reserves. Eugene Island is the Company's largest producing area with 1994 average net revenue production (net to the Company's interest and net of royalty burdens) of approximately 81 million cubic feet ("MMcf") per day of natural gas and 5,300 barrels ("Bbls") per day of oil, condensate and natural gas liquids. The table in Item 2 of this Annual Report on Form 10-K for the year ended December 31, 1994 (this "Annual Report") summarizes the Company's offshore leasehold interests, drilling activity, and platforms set or announced as of December 31, 1994.

  Lease Acquisitions

     The Company has participated with other companies in bidding on and acquiring interests in federal leases offshore in the Gulf of Mexico since December 1970. As a result of such sales and subsequent activities, the Company owns interests in 67 federal leases offshore Louisiana and Texas. Federal leases generally have primary terms of five years, subject to extension by development and production operations. The Company also owns interests in six leases in state waters offshore Louisiana.

     As part of its strategy, the Company intends to continue an active lease evaluation program in the Gulf of Mexico in order to identify exploration and exploitation opportunities. During 1994, the Company was successful in acquiring interests in three lease blocks, Vermilion 335, High Island A-451 and Galveston Block A-215, through federal Outer Continental Shelf oil and gas lease sales. The Department of the Interior has announced its intention to hold two lease sales during 1995 covering federal acreage in the Central and Western portions of the Gulf of Mexico; and it is anticipated that various states will also hold sales covering offshore state acreage from time to time. As in the case of prior sales, the extent to which the Company participates in future bidding will depend on the availability of funds and its estimates of hydrocarbon deposits, operating expenses and future revenues which reasonably may be expected from available lease blocks. Such estimates typically take into account, among other things, estimates of future hydrocarbon prices, federal regulations, and taxation policies applicable to the petroleum industry.

     It is also the Company's objective to acquire certain producing properties where additional low-risk drilling or improved production methods by the Company can provide attractive rates of return. During 1994, the Company purchased additional working interests in portions of eight federal lease blocks in the South Pass, Mississippi Canyon, Main Pass and High Island areas of the Gulf of Mexico. In addition, the Company participated in the drilling of two wells in the South Marsh Island area which earned the Company working interests in two lease blocks, South Marsh Island Blocks 141 and 161.

  Exploration and Development

     The scope of exploration and development programs relating to the Company's offshore interests is affected by prices for oil and gas, and by federal, state and local legislation, regulations and ordinances applicable to the petroleum industry. The Company's domestic offshore capital and exploration expenditures for 1994 were approximately $48,700,000 (excluding approximately $32,600,000 of net property acquisitions), or 20% higher than the Company's domestic offshore capital and exploration expenditures of approximately $40,600,000 for 1993 and 453% higher than the Company's domestic offshore capital and exploration expenditures of approximately $8,800,000 (excluding approximately $7,950,000 of net property acquisitions) for 1992. Development and production related projects represented 93% of the Company's 1994 domestic offshore capital and exploration expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Leases acquired by the Company and other participants in its bidding groups are customarily committed, on a block-by-block basis, to separate operating agreements under which the appointed operator supervises exploration and development operations for the account and at the expense of the group. These agreements usually contain terms and conditions which have become relatively standardized in the industry. Major decisions regarding development and operations typically require the consent of at least a majority (in working interest) of the participants. Because the Company generally has a meaningful working interest position, the Company believes it can influence decisions regarding development and operations on most of the leases in which it has a working interest even though it may not be the operator of a particular lease. The Company is currently the operator on all or a portion of 21 of the 73 offshore leases in which it has an interest.

     Platforms are installed on an offshore lease block when, in the judgment of the lease interest owners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment. Platforms are used to accommodate both development drilling and additional exploratory drilling. In recent years, the gross cost of production platforms to the joint ventures in which the Company has varying net interests has typically averaged approximately $9,100,000 per platform. Platform costs vary and more expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. During 1994, the Company completed the installation of an additional platform on Eugene Island Block 295, installed three platforms in a new field on Ship Shoal Blocks 240/256, and installed a platform on Main Pass Block 123. See "Properties -- Principal Properties."

     In 1989, the Company entered into a limited partnership agreement as general partner of Pogo Gulf Coast, Ltd., a Texas limited partnership ("Pogo Gulf Coast"), in which the Company agreed to be responsible for investing as much as $60,000,000 on behalf of Pogo Gulf Coast for acquisition and exploration in state and federal waters in the Gulf of Mexico. As of December 31, 1994, Pogo Gulf Coast had interests in 16 federal offshore leases, and had invested a total of approximately $55,500,000 for exploration and development of the properties owned since the partnership began. The Company owns 40% of any interest in properties acquired by the limited partnership. Unless otherwise noted, the statistical data reported in this Annual Report reflect only the Company's share of Pogo Gulf Coast's holdings.

DOMESTIC ONSHORE OPERATIONS

     The Company has onshore division staffs in Houston and Midland, Texas. Its onshore activities are concentrated in known oil and gas provinces, principally the Permian Basin of southeastern New Mexico and West Texas and the onshore Gulf Coast area. The Company's primary drilling objective in southeastern New Mexico is the Brushy Canyon (Delaware) formation which produces oil from depths of 6,000 to 9,000 feet. Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in the drilling of 209 wells through December 31, 1994, including 58 wells in 1994. During the fourth quarter of 1994, the Company's net revenue interest portion of daily liquid hydrocarbon production in New Mexico averaged approximately 3,950 Bbls which represented approximately 30% of the Company's total average daily production of oil, condensate and liquid plant products during the fourth quarter of 1994.

     The Company generally conducts its onshore activities through joint ventures and other interest-sharing arrangements with major and independent oil companies. The Company operates many of its own onshore properties using independent contractors.

     The Company's domestic onshore capital and exploration expenditures were approximately $32,000,000 for 1994, or 7% higher than the Company's domestic onshore capital and exploration expenditures of approximately $29,800,000 for 1993 and 81% higher than the Company's domestic onshore capital and exploration expenditures of approximately $17,650,000 (excluding approximately $950,000 of net property acquisitions) for 1992. Development and production related projects represented 74% of the Company's 1994 domestic onshore capital and exploration expenditures. As of December 31, 1994, the Company held leases on 79,768 net acres onshore in the United States. Onshore reserves as of December 31, 1994, accounted for approximately 19% of the Company's domestic proved reserves and approximately 14% of its total proved reserves. During 1994, approximately 18% of the Company's natural gas equivalent production was from its domestic onshore properties, contributing approximately 18% of consolidated oil and gas revenues.

INTERNATIONAL OPERATIONS

     The Company has conducted international exploration activities since the late 1970's in numerous oil and gas areas throughout the world. The Company pursues a strategy of evaluating potentially high return prospects in areas of the world with a stable political and financial climate such as certain European and ASEAN ("Association of Southeast Asian Nations") countries. The Company's international capital and exploration expenditures were approximately $6,350,000 for 1994, or 6% higher than the Company's international capital and exploration expenditures of approximately $6,000,000 for 1993 and 144% higher than the Company's international capital and exploration expenditures of approximately $2,600,000 for 1992. Substantially all of the Company's international capital and exploration expenditures for 1994 were related to the Company's license in the Kingdom of Thailand. However, the Company continues to evaluate other international opportunities that are consistent with the Company's international exploration strategy.

     In August 1991, the Company, through its wholly owned subsidiary Thaipo Limited, together with its joint venture partners, was awarded a license from the Kingdom of Thailand to explore for and produce oil and gas on Block B8/32, a
2.6 million acre tract in the Gulf of Thailand. Following an initial evaluation of the Thailand concession area, the Company and its joint venture partners have drilled eight wells on a seismic structure on a portion of the concession named Tantawan. In October 1992, the Tantawan No. 1 well was drilled. During 1993, the Company and its joint venture partners shot, processed and evaluated approximately 9,000 square kilometers of new 3-D seismic data over and around the Tantawan No. 1 well. In late 1993, the Company drilled the Tantawan No. 2 and the Tantawan No. 3 wells on the Tantawan structure. In early 1994, an additional two wells, the Tantawan No. 4 and the Tantawan No. 5 delineation wells, were successfully drilled on the Tantawan area seismic structure. This success was repeated in late 1994 with the drilling of three more delineation wells on the Tantawan area seismic structure.

     In March 1995, the Company reached an agreement with its partners in the concession under which the Company currently anticipates that its working interest in the Tantawan portion of the concession will increase from approximately 31.7% to approximately 46.3%, upon approval of appropriate governmental authorities in Thailand. The Company will also assume the duties of operator on the Tantawan portion of the concession, which covers approximately 76,000 acres of the Block B8/32 license concession. Development activities on the Tantawan portion of the concession are currently expected to commence in the first half of 1995. Contingent upon availability of transportation and other factors, the development program could lead to commencement of initial production from reservoirs located on the Tantawan structure within 18 to 24 months. See "-- Miscellaneous; Sales;" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     At December 31, 1994, the Company's Thailand concession accounted for approximately 23% of the Company's total estimated net proved reserves of natural gas and approximately 23% of its total estimated net proved reserves of oil, condensate and natural gas liquids. If the anticipated increase in the Company's working interest in the Tantawan portion of the concession had been effective at that date, those percentages would have been approximately 30%. All such proved reserves in Thailand are located on the Tantawan portion of the concession and are currently classified as proved undeveloped.

     In addition to its continuing efforts on the Tantawan structure, the Company and its joint venture partners have shot, processed and are currently evaluating 10,500 square kilometers of new 3-D seismic data on a different portion of Block B8/32. The Company and its partners currently plan to drill at least four more wells on the non-Tantawan portion of the Thailand concession during 1995. The Company's working interest in the non-Tantawan portion of the concession, which is operated by one of its partners, remains at approximately 31.7%.

     Any production resulting from the concession will be subject to a royalty ranging from 5% to 15% of oil and gas sales, plus certain fixed dollar amounts payable at specified cumulative production levels. Revenue from production in Thailand will also be subject to income taxes and other governmental charges. As set forth in the August 1991 concession, the exploratory term of the concession is for a period of up to six years; provided, however, that after the expiration of four years, a portion of the acreage in Block B8/32 must be relinquished by the Company and its joint venture partners and removed from the concession license. The Company must identify and release this acreage no later than August 1, 1995. During the concession's exploratory period, the Company and its joint venture partners have certain work commitments involving the drilling of exploratory wells or the expenditure of certain sums of money on exploration activities. The Company and its joint venture partners have satisfied all of these obligations. Following the commencement of production, the initial production period of the concession is 20 years, subject to extension. See also "-- Miscellaneous; Sales."

MISCELLANEOUS

  Other Assets

     The Company and a subsidiary, Pogo Offshore Pipeline Co., own minority interests in three pipelines through which offshore oil production is transported ashore. In addition, the Company owns an approximately 21% interest in a cryogenic gas processing plant near Erath, Louisiana, which entitles it to process up to 189 MMcf of gas per day. Currently, the plant is not operating at full capacity.

  Sales

     The marketing of offshore oil and gas production is subject to the availability of pipelines and other transportation, processing and refining facilities as well as the existence of adequate markets. As a result, even if hydrocarbons are discovered in commercial quantities, a substantial period of time may elapse before commercial production commences. If pipeline facilities in an area are insufficient, the Company may have to await the construction or expansion of pipeline capacity before production from that area can be marketed. The Company's domestic offshore properties are generally located in areas where a pipeline infrastructure is well developed and there is adequate availability in such pipelines to handle the Company's current and projected future production. The Company's concession in Thailand is traversed by a major natural gas pipeline that comes within approximately 25 miles of the Tantawan structure. This pipeline is currently running at or near capacity. However, construction of a second, parallel natural gas pipeline owned by an entity controlled by the government of the Kingdom of Thailand has recently commenced, with completion expected to occur during 1996. The Company is currently negotiating transportation and sale arrangements with the Petroleum Authority of Thailand for oil and gas expected to be produced from the Tantawan structure.

     The marketing of onshore oil and gas production is also subject to the availability of pipelines, crude oil hauling and other transportation, processing and refining facilities as well as the existence of adequate markets. Generally, the Company's onshore domestic oil and gas production is located in areas where commercial production of economic discoveries can be rapidly effectuated.

     Most of the Company's natural gas sales are currently made in the "spot market" for no more than one month at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is also generally sold one month at a time at the currently available prices. Other than any futures contracts referred to in "-- Miscellaneous; Competition and Market Conditions," the Company has no existing contracts that require the delivery of fixed quantities of oil or natural gas other than on a best efforts basis. See also "Financial Statements and Supplementary
Data -- Note 4 to Notes to Consolidated Financial Statements and -- Unaudited Supplementary Financial Data."

  Competition and Market Conditions

     The Company experiences competition from other oil and gas companies in all phases of its operations, as well as competition from other energy related industries. The Company's profitability and cash flow are highly dependent upon the prices of oil and natural gas, which historically have been seasonal, cyclical and volatile. In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including various weather, economic, political and regulatory conditions. In the past, when natural gas prices in the United States were lower than they are currently, the Company at times elected to curtail certain quantities of its production. For example, in the fourth quarter of 1994, the Company curtailed a small portion of its daily natural gas production. As of February 1, 1995, the Company was not curtailing any of its natural gas production as a result of low natural gas prices. Should natural gas prices fall in the future, the Company may again elect to curtail certain quantities of its natural gas production. Any significant decline in oil or gas prices could have a material adverse effect on the Company's operations and financial condition and could, under certain circumstances, result in a reduction in funds available under the Company's bank credit facility. Because it is impossible to predict future oil and gas price movements with any certainty, the Company from time to time enters into contracts on a portion of its production to hedge against the volatility in oil and gas prices. Such hedging transactions, historically, have not exceeded 50% of the Company's total oil and gas production on an energy equivalent basis for any given period. While intended to limit the negative effect of price declines, such transactions could effectively limit the Company's participation in price increases for the covered period, which increases could be significant. The Company has entered into a crude oil swap agreement with another party in which it had swapped the floating market price it receives from purchasers of its crude oil for a fixed price of $17.08 per barrel on 1,000 Bbls per day of the Company's production for a period ending April 30, 1995. In addition, as of January 1, 1995, the Company had entered into futures contracts with various parties on a portion of its daily natural gas production through September 30, 1995 (commencing with contracts totaling approximately 37 MMcf per day in January and decreasing on a quarterly basis to approximately 15 MMcf per day) at varying prices ranging from approximately $1.92 to $1.83 per thousand cubic feet ("Mcf"). When the Company does engage in such hedging activities, it may satisfy its obligations with its own production or by the purchase (or sale) of third party production. The Company may also cancel all delivery obligations by offsetting such obligations with equivalent agreements, thereby effecting a purely cash transaction.

  Operating and Uninsured Risks

     The Company's operations are subject to risks inherent in the exploration for and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution and other environmental risks. Offshore oil and gas operations are subject to the additional hazards of marine and helicopter operations, such as capsizing, collision and adverse weather and sea conditions. These hazards could result in substantial losses to the Company due to injury or loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company carries insurance which it believes is in accordance with customary industry practices, but is not fully insured against all risks incident to its business.

     Drilling activities are subject to numerous risks, including the risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The availability of a ready market for the Company's natural gas production depends on a number of factors, including the demand for and supply of natural gas, the proximity of natural gas reserves to pipelines, the capacity of such pipelines and government regulations.

  Risks of Foreign Operations

     Ownership of property interests and production operations in Thailand and other areas outside the United States are subject to the various risks inherent in foreign operations. These risks include, among others, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, as well as changes in laws and policies governing operations of foreign-based companies. The Company seeks to manage these risks by concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies. The Company believes that the Kingdom of Thailand currently presents favorable conditions in which to conduct international operations.

EXPLORATION AND PRODUCTION DATA

     In the following data "gross" refers to the total acres or wells in which the Company has an interest and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

  Acreage

     The following table shows the Company's interest in developed and undeveloped oil and gas acreage as of December 31, 1994:

                                                      DEVELOPED
                                                     ACREAGE(A)         UNDEVELOPED ACREAGE(B)
                                                 -------------------    ----------------------
                                                  GROSS        NET        GROSS         NET
                                                 -------     -------    ----------    --------
    ONSHORE
      Arkansas.................................       --          --           118          20
      Colorado.................................       80          32         7,883       7,883
      Louisiana................................      869         209           537         537
      New Mexico...............................   16,898       7,835        53,832      37,205
      Oklahoma.................................    3,200         333            --          --
      Texas....................................   11,197       4,459        30,783      21,220
      Wyoming..................................       --          --           120          35
                                                 -------     -------    ----------    --------
              Total Onshore....................   32,244      12,868        93,273      66,900
                                                 =======      ======      ========     =======
    OFFSHORE
      Louisiana (State)........................    7,804       2,964            --          --
      Louisiana (Federal)(c)...................  176,067      58,670        59,989      13,989
      Texas (Federal)..........................   46,080      10,860        17,280       6,912
                                                 -------     -------    ----------    --------
              Total Offshore...................  229,951      72,494        77,269      20,901
                                                 -------     -------    ----------    --------
    TOTAL DOMESTIC.............................  262,195      85,362       170,542      87,801
                                                 -------     -------    ----------    --------
    INTERNATIONAL
      Thailand (Offshore)......................       --          --     2,635,116     834,541
                                                 -------     -------    ----------    --------
    TOTAL COMPANY..............................  262,195      85,362     2,805,658     922,342
                                                 =======      ======      ========     =======

- ---------------

(a) "Developed acreage" consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil and natural gas.

(b) Approximately 16% of the Company's total offshore net undeveloped acreage is under leases that have terms expiring in 1995, if not held by production, and another approximately 29% of offshore net undeveloped acreage will expire in 1996 if not also held by production. Approximately 19% of onshore net undeveloped acreage is under leases that have terms expiring in 1995, if not held by production, and another approximately 15% of onshore net undeveloped acreage will expire in 1996 if not also held by production.

(c) The Company also owns overriding royalty interests in one federal lease offshore Louisiana totaling 5,000 gross and 1,250 net acres.

  Productive Wells and Drilling Activity

     The following table shows the Company's interest in productive oil and natural gas wells as of December 31, 1994. Productive wells are producing wells plus wells "capable of production" (e.g., natural gas wells waiting for pipeline connections or necessary governmental certification to commence deliveries and oil wells waiting to be connected to production facilities).

                                                                                 NATURAL GAS
                                                             OIL WELLS(A)          WELLS(A)
                                                            ---------------     --------------
                                                            GROSS      NET      GROSS     NET
                                                            -----     -----     -----     ----
    Offshore United States................................   185       45.6      166      51.7
    Onshore United States.................................   210      120.0       67      25.7
                                                            -----     -----     -----     ----
              Total.......................................   395      165.6      233      77.4
                                                            ====      =====     ====      ====

- ---------------
(a) One or more completions in the same bore hole are counted as one well. The data in the above table includes 30 gross (7.4 net) oil wells and 16 gross (5.7 net) natural gas wells with multiple completions.

     The following table shows the number of successful gross and net exploratory and development wells in which the Company has participated and the number of gross and net wells abandoned as dry holes during the periods indicated. An onshore well is considered successful upon the installation of permanent equipment for the production of hydrocarbons. Successful offshore wells consist of exploratory or development wells that have been completed or are "suspended" pending completion (which has been determined to be feasible and economic) and exploratory test wells that were not intended to be completed and that encountered commercially producible hydrocarbons. A well is considered a dry hole upon reporting of permanent abandonment to the appropriate agency.

                                            1994                    1993                    1992
                                     -------------------     -------------------     ------------------
                                     SUCCESSFUL     DRY      SUCCESSFUL     DRY      SUCCESSFUL     DRY
                                     ----------     ----     ----------     ----     ----------     ---
    GROSS WELLS:
    Offshore United States
      Exploratory..................      2.0          --         5.0         1.0          --        2.0
      Development..................     25.0         2.0        15.0          --         5.0        --
    Onshore United States
      Exploratory..................      3.0         6.0         3.0         4.0         4.0        2.0
      Development..................     51.0         3.0        61.0         1.0        34.0        --
    Offshore Kingdom of Thailand
      Exploratory..................      5.0          --         2.0         2.0         1.0        --
                                       -----        ----       -----        ----       -----        ---
              Total................     86.0        11.0        86.0         8.0        44.0        4.0
                                     =======        ====     =======        ====     =======        ===
    NET WELLS:
    Offshore United States
      Exploratory..................      0.6          --         1.7         0.1          --        0.7
      Development..................      8.4         1.4         7.7          --         1.5        --
    Onshore United States
      Exploratory..................      2.8         3.6         2.0         3.2         2.8        0.9
      Development..................     29.9         0.9        33.1         0.4        23.2        --
    Offshore Kingdom of Thailand
      Exploratory..................      1.6          --         0.6         0.6         0.3        --
                                       -----        ----       -----        ----       -----        ---
              Total................     43.3         5.9        45.1         4.3        27.8        1.6
                                     =======        ====     =======        ====     =======        ===

     As of December 31, 1994, the Company was participating in the drilling of 4 gross (1.7 net) offshore domestic wells and 5 gross (1.8 net) onshore wells.

  Production and Sales

     The following table summarizes the Company's average daily production, net of all royalties, overriding royalties and other outstanding interests, for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis.

                                                               1994       1993        1992
                                                             --------    -------    --------
    Production Sales:
      Natural Gas (Mcf per day)............................   144,800     91,700     105,200
                                                              =======     ======     =======
      Crude Oil and Condensate (Bbls per day)..............    11,100      9,851       8,699
                                                              =======     ======     =======
    Natural Gas Liquids (Bbls per day):
      Leasehold Ownership..................................     2,075      1,538       1,037
      Plant Ownership......................................       147        140         144
                                                             --------    -------    --------
              Total........................................     2,222      1,678       1,181
                                                              =======     ======     =======

     The following table shows the average sales prices received by the Company for its production and the average production (lifting) costs per unit of production during the periods indicated. See "-- Miscellaneous; Competition and Market Conditions and Sales."

                                                                1994       1993       1992
                                                               -------    -------    -------
    Sales Prices:
      Natural Gas (per Mcf)..................................  $  1.88    $  1.98    $  1.75
      Crude Oil and Condensate (per Bbl).....................  $ 16.08    $ 17.81    $ 20.17
      Natural Gas Liquids (per Bbl)..........................  $ 11.33    $ 11.90    $ 13.50
    Production (lifting) Costs(a)
      Natural Gas, Crude Oil, Condensate and Natural Gas
         Liquids (per equivalent Mcf of Natural Gas).........  $  0.36    $  0.45    $  0.43

- ---------------

(a) Production costs were converted to common units of measure on the basis of relative energy content. Such production costs exclude all depletion and amortization associated with property and equipment.

  Reserves

     The following table sets forth information as to the Company's net proved developed and proved undeveloped reserves as of December 31, 1994, 1993, and 1992, and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves, as estimated by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") in accordance with criteria prescribed by the Securities and Exchange Commission (the "Commission"). The summary report of Ryder Scott on the reserve estimates, which includes definitions and assumptions, is set forth as an exhibit to this Annual Report and definitions, assumptions and descriptions of methodology following the tables are based upon the Ryder Scott report.

                                                                 AS OF DECEMBER 31,
                                                         -----------------------------------
                                                           1994         1993         1992
                                                         ---------    ---------    ---------
    Total Proved Reserves:
      Oil, condensate, and natural gas liquids
         (thousands of Bbls) --
         Located in the United States..................     26,188       22,843       19,979
         Located in the Kingdom of Thailand............      7,674        5,425        2,577
                                                         ---------    ---------    ---------
              Total Company............................     33,862       28,268       22,556
                                                         =========    =========    =========
      Natural Gas (MMcf)
         Located in the United States..................    186,151      199,392      196,400
         Located in the Kingdom of Thailand............     56,739       33,474       10,668
                                                         ---------    ---------    ---------
              Total Company............................    242,890      232,866      207,068
                                                         =========    =========    =========
      Present value of estimated future net revenues,
         before income taxes (in thousands)
         Located in the United States..................  $ 330,868    $ 386,674    $ 390,893
         Located in the Kingdom of Thailand............     52,112       17,166    $  14,208
                                                         ---------    ---------    ---------
              Total Company............................  $ 382,980    $ 403,840    $ 405,101
                                                         =========    =========    =========
    Proved Developed Reserves (all located in the
      United States):
      Oil, condensate, and natural gas liquids
         (thousands of Bbls)...........................     24,670       20,976       18,798
      Natural Gas (MMcf)...............................    178,518      183,139      175,523
      Present value of estimated future net revenues,
         before income taxes (in thousands)............  $ 321,514    $ 375,287    $ 378,300

     Natural gas liquids comprise approximately 13% of the Company's total proved liquids reserves and approximately 17% of the Company's proved developed liquids reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon Bbls. All gas volumes and gas sales are expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located.

     Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (i) that portion delineated by drilling and defined by fluid contacts, if any, and (ii) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data becomes available. Proved natural gas reserves are comprised of nonassociated, associated and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (i) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (ii) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including,
(a) pressure maintenance, (b) cycling, and (c) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, condensate, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

          (i) "developed reserves" which are those proved reserves reasonably expected to be recovered through existing wells with existing equipment and operating methods, including (a) "developed producing reserves" which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells, and (b) "developed non-producing reserves" which are those proved developed reserves which exist behind casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of new wells; and

          (ii) "undeveloped reserves" which are those proved reserves reasonably expected to be recovered from new wells on undrilled acreage, from existing wells where a relatively large expenditure is required and from acreage for which an application of fluid injection or other improved recovery technique is contemplated where the technique has been proved effective by actual tests in the area in the same reservoir. Reserves from undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are included only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

     The Company has interests in certain tracts which may have substantial additional hydrocarbon quantities which cannot be classified as proved and are not included herein. The Company has active exploratory and development drilling programs which in all likelihood will result in the reclassification of significant additional quantities to the proved category.

     In computing future revenues from gas reserves attributable to the Company's interests, prices in effect at December 31, 1994 were used, including current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Commission guidelines, the future gas prices that were used make no allowances for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. In computing future revenues from liquids attributable to the Company's interest, prices in effect at December 31, 1994 were used and these prices were held constant to depletion of the properties. With respect to the Company's Thailand properties, production was assumed to commence in 1997, at sales prices that were estimated by the Company based in part on reported sales prices for production from other producers in the area.

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

     Production data used to arrive at the estimates set forth above includes estimated production for the last few months of 1994.

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

     There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those of Ryder Scott, the Company's reserve engineers. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     The Company is periodically required to file estimates of its oil and gas reserve data with various governmental regulatory authorities and agencies, including the Federal Energy Regulatory Commission ("FERC") and the Federal Trade Commission. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting reserves to these agencies, in some cases, is not comparable to that furnished above because of the nature of the various reports required. The major differences include differences in the time as of which such estimates are made, differences in the definition of reserves, requirements to report in some instances on a gross, net or total operator basis and requirements to report in terms of smaller geographical units. No estimates by the Company of its total proved net oil and gas reserves, however, were filed with or included in reports to any federal authority or agency other than the Commission during 1994.

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

  Federal Income Tax

     The Company's operations are significantly affected by certain provisions of the federal income tax laws applicable to the petroleum industry. The principal provisions affecting the Company are those that permit the

Company, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, its domestic "intangible drilling and development costs" and to claim depletion on a portion of its domestic oil and gas properties based on 15% of its oil and gas gross income from such properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas) even though the Company has little or no basis in such properties. Under certain circumstances, however, a portion of such intangible drilling and development costs and the percentage depletion allowed in excess of basis will be tax preference items that will be taken into account in computing the Company's alternative minimum tax. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Environmental Matters

     Offshore oil and gas operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") also known as the "Superfund Law." Regulations of the Department of the Interior currently impose absolute liability upon the lessee under a federal lease for the costs of clean-up of pollution resulting from a lessee's operations, and such lessee may also be subject to possible legal liability for pollution damages. The Company maintains insurance against costs of clean-up operations, but is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

     The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" (which include owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. In addition it imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the Mineral Management Service (the "MMS") published an advance notice of its intention to adopt a rule under OPA that would require owners and operators of offshore oil and gas facilities to establish $150,000,000 in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. Recently, parties in congress and industry have been raising substantial objections to the rules as proposed by the MMS. Various proposals have been made to resolve the objections of industry while satisfying environmental concerns. The Company cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule, however, should not be any more adverse to the Company than it will be to other similarly situated owners or operators in the Gulf of Mexico.

     The operators of the Company's properties have numerous applications pending before the Environmental Protection Agency (the "EPA") for National Pollution Discharge Elimination System water discharge permits with respect to offshore drilling and production operations. The issue generally involved is whether effluent discharges from each facility or installation comply with the applicable federal regulations. See "Legal Proceedings" for a discussion of other environmental matters.

     The Company's onshore operations are subject to numerous United States federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment including CERCLA. Such regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. In addition, the recent trend toward stricter standards in environmental legislation and regulation may continue. For instance, production wastes as "hazardous wastes" which would make the reclassified exploration and production wastes subject to more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Company.

     The Company is asked to comment on the costs it incurred during the prior year on capital expenditures for environmental control facilities and the amount it anticipates incurring during the coming year. The Company believes that, in the course of conducting its oil and gas operations, many of the costs attributable to environmental control facilities would have been incurred absent environmental regulations as prudent, safe oil field practice. During 1994, the Company incurred capital expenditures of approximately $2,360,000 for environmental control facilities, including the completion of four salt water disposal facilities in New Mexico. The Company currently has budgeted approximately $1,300,000 for environmental control facilities, including three salt water disposal facilities during 1995.

  Other Laws and Regulations

     Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of oil and gas including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which the Company has production, could be to limit allowable production from the Company's properties and thereby to limit its revenues.

  Other Regulations and Legislative Proposals

     Prior to January 1, 1993 various aspects of the Company's natural gas operations were subject to regulations by the FERC under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") with respect to "first sales" of natural gas including price controls and certificate and abandonment authority regulations. However, as a result of the enactment of the Natural Gas Decontrol Act of 1989, the remaining "first sales" restrictions imposed by the NGA and the NGPA terminated on January 1, 1993.

     Commencing in late 1985, the FERC has issued a series of orders that have had a major impact on natural gas pipeline operations, services and rates and thus have significantly altered the marketing and price of natural gas. Order 636, issued in April 1992, requires each pipeline company, among other things, to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies and their affiliates are not required to remain "merchants" of gas, and some of the interstate pipelines companies have or will become "transporters only." In subsequent orders, the FERC largely affirmed Order 636 and denied a stay of the implementation of the new rules pending judicial review. In addition, the FERC has generally accepted rate filings implementing Order 636 on essentially every interstate pipeline as of the end of 1994. Order 636, as well as the FERC orders approving the individual pipeline rate filings implementing Order 636, are the subject of numerous appeals to the United States Courts of Appeals. The Company cannot predict whether the latest orders will be affirmed on appeal or what the effects will be on its business.

EMPLOYEES

     As of December 31, 1994, the Company had 108 employees. None of the Company's employees are presently represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

     The information appearing in Item 1 of this Annual Report is incorporated herein by reference.

PRINCIPAL PROPERTIES

     As of January 1, 1995, approximately 81% of the Company's domestic proved oil and gas equivalent reserves and approximately 63% of the Company's total proved oil and gas equivalent reserves were located on properties in the Gulf of Mexico. Six significant producing areas, of which five are located in the Gulf of Mexico and the sixth is located in New Mexico, accounted for approximately 56% of the estimated proved natural gas reserves and approximately 72% of the estimated oil, condensate and natural gas liquids reserves of the Company as of January 1, 1995. These producing areas accounted for approximately 83% of natural gas production and 94% of oil, condensate and natural gas liquids production for 1994. Net proved reserves, as estimated by Ryder Scott, and average net daily production data for the six significant producing areas are shown in the following table. No other major producing area accounted for more than 5% of the estimated discounted future net revenues attributable to the Company's estimated proved reserves as of January 1, 1995. However, the Company's Thailand concession, which is currently not a producing property, accounts for approximately 23% of the Company's total estimated net proved reserves of natural gas, approximately 23% of the Company's total estimated net proved reserves of oil, condensate and natural gas liquids and approximately 23% of the Company's total net proved oil and gas equivalent reserves.

                          SIGNIFICANT PRODUCING AREAS

                                   NET PROVED RESERVES                1994 AVERAGE NET
                                  AS OF JANUARY 1, 1995               DAILY PRODUCTION
                              ------------------------------    -----------------------------   DISCOUNTED
                                                                                                  FUTURE
                               NATURAL GAS      LIQUIDS(A)       NATURAL GAS     LIQUIDS(A)         NET
                              -------------   --------------    -------------   -------------   REVENUES(B)
                              (MMCF)    %     (MBBLS)    %      (MCF)     %     (BBLS)    %          %
                              ------   ----   -------   ----    ------   ----   ------   ----   -----------
OFFSHORE
Eugene Island...............  67,910   28.0%   9,416    27.8%   80,592   55.7%  5,269    39.6%      36.2%
Main Pass...................  14,932    6.1    5,264    15.5     5,225    3.6   1,367    10.3       11.4
South Marsh Island..........  7,939     3.3    2,639     7.8     3,340    2.3   1,439    10.8        6.6
South Pass..................  12,510    5.2    1,435     4.2     6,290    4.3     372     2.8        4.7
East Cameron................  17,494    7.2      132     0.4    13,537    9.4     102     0.8        4.0

ONSHORE
New Mexico Lea/Eddy
  Counties..................  14,621    6.0    5,410    16.0     9,638    6.7   3,935    29.5       11.6

- ---------------

(a) "Liquids," includes oil, condensate and natural gas liquids.

(b) Before income taxes, discounted at 10%.

     Set forth below are descriptions of certain of the Company's significant producing areas. Unless otherwise specifically identified, the information set forth in such descriptions, including the number of wells, platforms and blocks, is presented on a gross, rather than a net to the Company basis.

  Eugene Island

     The Company's most significant reserves and production are located in the Eugene Island area off the Louisiana coast in the Gulf of Mexico. The Eugene Island area has been an important part of the Company's operations since the first lease in that area was purchased in 1970 and production began in 1973. The Company currently holds interests in 13 blocks in the Eugene Island area. These blocks comprise eight fields containing 94 oil and gas wells producing from multiple reservoirs and horizons.

     The Eugene Island Block 330 field is the Company's most significant asset, with 28 productive Pleistocene horizons between 4,000 and 8,000 feet, containing multiple reservoirs. The field, located in 245 feet of water, contains three drilling and production platforms in which the Company holds a 35% working interest, as well as an additional platform in which the Company holds a 30% working interest. There are currently 17 wells producing primarily natural gas and 36 wells producing primarily oil on the block. In 1994, a successful drilling program off of the field's "D" platform resulted in the completion of three oil wells and one high volume horizontal gas well. Since initial production in 1973, the Eugene Island Block 330 field has produced approximately 641 billion cubic feet ("Bcf ") of natural gas and 127 million barrels ("MMBbls") of oil and condensate (173 Bcf and 37 MMBbls attributable to the Company's net revenue interest). Reserves have been added to this field consistently since production commenced. These increases have been derived from new exploratory horizons, infill drilling, field expansions and higher than anticipated recovery efficiencies.

     Another significant field to the Company is the Eugene Island Block 295 field. On production since February 1973, this block has recorded gross production of over 416 Bcf of natural gas and over 3.0 MMBbls of oil and condensate during its twenty two-year life. In August 1993, the Company effected an exchange of working interests in Eugene Island Block 295 with another working interest owner in such block. Pursuant to this exchange, the Company increased its working interest in Eugene Island Block 295 to 100% on 3,125 acres above 3,000 feet, to 20% on 1,875 acres above 3,000 feet and to 20% on all of the block below 3,000 feet. During the fourth quarter of 1993, the Company successfully drilled and completed five horizontal wells to exploit the natural gas potential located in certain shallow reservoirs on this block in an area where it has a 100% working interest. A platform was set and production commenced from these wells in late February 1994. In September 1994, an additional horizontal well was also drilled from this platform. Production from this field is largely responsible for the substantial increase in the Company's average daily production of natural gas from the Eugene Island area for 1994, compared to 1993.

     The Eugene Island Block 212 field consists of Eugene Island Blocks 211 and 212 and Ship Shoal Block 175. The field contains eight productive horizons which have four oil wells and two natural gas wells producing from a platform set in 1985. The Company and its partners completed a successful three well workover and recompletion program in this field during the fourth quarter of 1994.

  Main Pass

     The Company's nine blocks in the Main Pass area are located near the mouth of the Mississippi River in the Gulf of Mexico and include leases purchased from 1974 to 1992. The primary drilling objectives in these fields are Pliocene and Miocene sandstone reservoirs with productive formation depths from 5,000 to 12,000 feet. The Company's interests in the Main Pass area include 42 producing oil and gas wells producing from six platforms.

     A field including Main Pass Blocks 72, 73 and 72/74 was unitized in 1982 with the Company's working interest at 14%. In late 1994, the Company increased its working interest in this field to 35% by purchasing another working interest owner's interests in the field. This field contains 23 producing oil wells and 8 producing natural gas wells from three platforms operated by one of the Company's joint venture partners. The field is located in 125 feet of water with 38 mapped horizons adjacent to and surrounding a salt dome. These horizons contain over 150 separate reservoirs between 5,000 and 12,000 feet. A successful 10 well workover program in this field was completed in 1994. In addition, the first three wells of a four well development program were drilled in 1994. The Company currently plans to continue its workover program and drill six additional wells in this field during 1995 based in part on the analysis of a proprietary 3-D seismic survey over the field that the Company acquired rights to in 1994.

     Main Pass Block 123 was acquired in the federal lease sale of 1990. Pogo Gulf Coast, for which the Company is the general partner, has a 75% working interest and is the operator on the block. Along with its non-operating joint venture partner, Pogo Gulf Coast drilled two discovery wells on the block in 1993. Subsequently, Pogo Gulf Coast drilled two additional wells on this block in 1994. Installation of a platform and construction of a pipeline from the platform to an existing main pipeline was completed in January 1995. Platform start-up was completed and full production from this field commenced in February 1995.

  South Marsh Island

     The Company currently owns interests in portions of seven blocks in the South Marsh Island area, located offshore Louisiana. Three of the leases were acquired in 1974, a fourth in 1980, a fifth in 1992 and portions of two more leases were acquired in 1994 through farmins. Three blocks contain a total of five drilling and production platforms. These platforms currently have 44 oil and gas wells producing from Pleistocene age sandstone reservoirs located at depths from 5,000 to 10,000 feet.

     The South Marsh Island Block 128 field, in which the Company owns a 16% working interest, comprises South Marsh Island Blocks 125, 127, 128 and 141. This field primarily produces oil, with 32 oil wells and eight natural gas wells producing from 20 separate reservoirs. In 1994, a five well drilling program in this field was completed which resulted in increased oil and gas deliverability and reserves. Additional drilling is currently planned for 1995. The wells that were drilled in 1994 and those planned for 1995 have been based on the ongoing analysis of a 3-D seismic survey in conjunction with a detailed reservoir study of the field.

     The Company also owns a 25% working interest in the South Marsh Island Block 160 field which is producing from three oil wells at a depth of approximately 9,700 feet. A single platform was set on this block in 1983. A two-well drilling program in this field resulting from analysis of a 3-D seismic survey covering the field was completed in the fourth quarter of 1994.

  South Pass

     The Company acquired its first South Pass area leasehold interest in September 1972. The Company currently owns interests in portions of six blocks in this area on which four production platforms have been set that produce oil and gas from 27 wells which have been completed principally in Pleistocene, Pliocene and Miocene reservoirs at depths ranging from approximately 4,000 to 14,800 feet.

     The Company's most significant field in the South Pass area is located on South Pass Blocks 49 and 50. The Company increased its working interest in South Pass Bock 49 from 6% to 20% late in 1994. In addition, in late 1993, the Company successfully completed the drilling of a highly deviated well into two reservoirs on South Pass Block 50, in which the Company holds a 50% working interest, from a platform located on South Pass Block 49 that substantially increased the Company's production from this area.

  East Cameron

     Production commenced from the Company's first East Cameron area leasehold interest in February 1973. Presently, the Company has interests in 3 offshore blocks in this area which contain two fields and 13 producing gas wells.

     During 1992, the Company and its partners conducted a 3-D seismic survey of the East Cameron Block 334/335 field area where the Company has a 42% working interest. Analysis of this 3-D seismic survey resulted in the drilling of four successful development wells. As of February 1, 1995, an exploratory well was also being drilled on East Cameron Block 334.

  New Mexico

     The Company considers southeastern New Mexico to be an area of significant growth in both production and reserves as a result of recent exploration and development activities. The Company believes that during the past four years it has been one of the most active companies drilling for oil and natural gas in the southeastern New Mexico (Lea and Eddy Counties) portion of the Permian Basin where the Company has interests in over 70,000 gross acres. The Company's primary drilling objective for crude oil is the Brushy Canyon (Delaware) formation. Fields in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin are generally characterized by production from relatively shallow depths (6,000 to 9,000 feet), multiple producing zones in most wells and relatively high initial rates of production (frequently equaling the top field allowables which range from of 142 Bbls to 230 Bbls per day, depending on the depth of production from the field). The Company has achieved rapid cost recovery with respect to its New Mexico wells drilled to date because of relatively low capital costs and high initial rates of production.

     Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in the drilling of 209 wells through December 31, 1994, including, among others, 84 wells in the Sand Dunes field where the Company's working interest ranges from 4% to 89%, 27 wells in the East Loving field where the Company's working interest ranges from 33% to 98%, 45 wells in the Livingston Ridge field where the Company's working interest ranges from 25% to 100%; and 29 wells in the Red Tank field where the Company's working interest ranges from 89% to 100%. The oil fields in this area are generally developed on a 40 acre spacing pattern. The Company anticipates drilling many additional locations in these and other fields in southeastern New Mexico during 1995 and in future years.

DOMESTIC OFFSHORE PROPERTIES

     The following is a listing of the Company's domestic offshore properties as of December 31, 1994.

              POGO       EXPLORATORY                           DEVELOPMENT                                  DATE OR
             WORKING        WELLS            PLATFORMS            WELLS                       LEASE       ANTICIPATED
             INTEREST    DRILLED OR           SET OR           DRILLED OR        DATE       EFFECTIVE       DATE OF
 BLOCK          %         DRILLING           ANNOUNCED          DRILLING       ACQUIRED       DATE        PRODUCTION
- ---------------------------------------------------------------------------------------------------------------------
OFFSHORE TEXAS -- FEDERAL
  Matagorda Island
  A-4          27.0            3                 1                   2          8-83         10-1-83        9-89
- ---------------------------------------------------------------------------------------------------------------------
  670          30.7            1                 1                   2          8-83         10-1-83       10-89
- ---------------------------------------------------------------------------------------------------------------------
  Brazos
 A-104         10.8             1                1                              8-89         10-1-89        6-90
- ---------------------------------------------------------------------------------------------------------------------
  Galveston
 A-215         50.0            1                                                8-94         12-1-94
- ---------------------------------------------------------------------------------------------------------------------
   325         20.0                                                             8-91         11-1-91
- ---------------------------------------------------------------------------------------------------------------------
  High Island/South Addition
 A-515         25.0            2                 1                              11-79        1-1-80        11-84
- ---------------------------------------------------------------------------------------------------------------------
  High Island/East Addition/South Extension
 A-323          1.8            4                 1                  17          6-73         8-1-73         6-78
- ---------------------------------------------------------------------------------------------------------------------
 A-325          9.9            7                 2                   9          6-73         8-1-73         8-81
- ---------------------------------------------------------------------------------------------------------------------
 A-355         33.3            1                 1                   5          5-74         7-1-74         7-80
- ---------------------------------------------------------------------------------------------------------------------
 A-356         50.0            1                 1                   4          5-74         7-1-74         7-80
- ---------------------------------------------------------------------------------------------------------------------
 A-451         50.0            1                 1                              8-94         12-1-94        1996
- ---------------------------------------------------------------------------------------------------------------------
    TOTAL TEXAS               22                10                  39
- ---------------------------------------------------------------------------------------------------------------------
OFFSHORE LOUISIANA -- FEDERAL
  West Cameron
   63          20.0                                                             3-91         5-1-91
- ---------------------------------------------------------------------------------------------------------------------
   97          20.0            1                                                3-90         5-1-90
- ---------------------------------------------------------------------------------------------------------------------
  196           [A]            3                 1                   2          5-83         7-1-83        12-90
- ---------------------------------------------------------------------------------------------------------------------
  202          39.3            3                 1                   2          11-82        1-1-83         8-85
- ---------------------------------------------------------------------------------------------------------------------
  252          80.0            1        Share 253 Platform           2          11-82        1-1-83         8-84
- ---------------------------------------------------------------------------------------------------------------------
  253          80.0            1                 1                   6          6-77         8-1-77         7-84
- ---------------------------------------------------------------------------------------------------------------------
  310          20.0                                                             3-91         7-1-91
- ---------------------------------------------------------------------------------------------------------------------
  352          15.0            1                 1                   9          10-74        12-1-74        8-79
- ---------------------------------------------------------------------------------------------------------------------
  385          20.0                                                             3-90         6-1-90
- ---------------------------------------------------------------------------------------------------------------------
  532           4.0            5        Share 533 Platform           3          12-72        2-1-73         9-76
- ---------------------------------------------------------------------------------------------------------------------
  533           4.0            2[B]              2                   7          12-72        2-1-73         9-76
- ---------------------------------------------------------------------------------------------------------------------

                                                     (footnotes at end of table)

              POGO       EXPLORATORY                           DEVELOPMENT                                  DATE OR
             WORKING        WELLS            PLATFORMS            WELLS                       LEASE       ANTICIPATED
             INTEREST    DRILLED OR           SET OR           DRILLED OR        DATE       EFFECTIVE       DATE OF
 BLOCK          %         DRILLING           ANNOUNCED          DRILLING       ACQUIRED       DATE        PRODUCTION
- ---------------------------------------------------------------------------------------------------------------------
  609          16.0            1                 1                   7          10-74        12-1-74        7.78
- ---------------------------------------------------------------------------------------------------------------------
East Cameron
  270          30.0            3                 2                  30          12-70        1-1-71         1-73
- ---------------------------------------------------------------------------------------------------------------------
  334          42.0            5[B]              1                  11          12-70        2-1-71         8-77
- ---------------------------------------------------------------------------------------------------------------------
  335          42.0            3                 2                  27          6-73         8-1-73         8-77
- ---------------------------------------------------------------------------------------------------------------------
Vermilion
  175          70.0            1                 1                              5-91         9-1-85        12-91
- ---------------------------------------------------------------------------------------------------------------------
  335          37.5                                                             3-94         5-1-94
- ---------------------------------------------------------------------------------------------------------------------
South March Island
  125          16.0            3                 1                   8          10-74        12-1-74        7-77
- ---------------------------------------------------------------------------------------------------------------------
  127          16.0                     Share 128 Platform           3          10-74        12-1-74        7-77
- ---------------------------------------------------------------------------------------------------------------------
  128          16.0            6                 3                  62          3-74         5-1-74         7-77
- ---------------------------------------------------------------------------------------------------------------------
  +141         16.0[C]                  Share 128 Platform           2          3-94         12-1-74        3-94
- ---------------------------------------------------------------------------------------------------------------------
  160          25.0            2                 1                   5          9-80         11-1-80        2-84
- ---------------------------------------------------------------------------------------------------------------------
  +161         25.0[C]                  Share 160 Platform           1          5-94         9-1-81        12-94
- ---------------------------------------------------------------------------------------------------------------------
  188          25.0                                                             5-92         9-1-92
Eugene Island
- ---------------------------------------------------------------------------------------------------------------------
  101          20.0                                                             3-91         5-1-91
- ---------------------------------------------------------------------------------------------------------------------
  102          20.0                                                             3-91         5-1-91
- ---------------------------------------------------------------------------------------------------------------------
  211          33.3                     Share 212 Platform           3          5-83         7-1-83         1-87
- ---------------------------------------------------------------------------------------------------------------------
  212          33.3            1                 1                   3          5-83         7-1-83         1-87
- ---------------------------------------------------------------------------------------------------------------------
  256          69.2            5                 1                   7          12-70        2-1-71        10-79
- ---------------------------------------------------------------------------------------------------------------------
  261          66.7            2                 1                  17          10-74        12-1-74       10-79
- ---------------------------------------------------------------------------------------------------------------------
  295*       20.0/100.0        7[B]              2                  30          12-70        2-1-71         2-73
- ---------------------------------------------------------------------------------------------------------------------
  312           4.0            5        Share 333 Platform           8          3-74         5-1-74         7-77
- ---------------------------------------------------------------------------------------------------------------------
  318          20.0            1                                                3-91         6-1-91
- ---------------------------------------------------------------------------------------------------------------------
  330          35.0[D]        10[B]              4                  94          12-70        1-1-71         4-73
- ---------------------------------------------------------------------------------------------------------------------
  333           4.0            3                 2                  22          12-72        2-1-73         7-77
- ---------------------------------------------------------------------------------------------------------------------
  337          37.5            3                 1                   8          2-76         3-1-76         6-85
- ---------------------------------------------------------------------------------------------------------------------
Ship Shoal
  175          33.3                    Share EI 212 Platform         2          5-83         7-1-83         7-88
- ---------------------------------------------------------------------------------------------------------------------
  240          30.0            2                 2                              3-89         6-1-89        12-94
- ---------------------------------------------------------------------------------------------------------------------
  256          30.0            1                 1                              3-90         5-1-90        12-94
- ---------------------------------------------------------------------------------------------------------------------
South Timbalier
  198          25.0            2                 1                   4          5-85         9-1-85         8-90
- ---------------------------------------------------------------------------------------------------------------------
  +214         25.0[C]         1        Share 198 Platform           1          5-85         9-1-85         8-90
- ---------------------------------------------------------------------------------------------------------------------
West Delta
   59          20.0                                                             3-90         6-1-90
- ---------------------------------------------------------------------------------------------------------------------
South Pass
   +33         15.9[C]                   Share 49 Platform           2          10-74        12-1-74        2-83
- ---------------------------------------------------------------------------------------------------------------------
   49          15.9[G]         5[B]              1                  19          9-72         11-1-72       10-80
- ---------------------------------------------------------------------------------------------------------------------
   50          50.0            1         Share 49 Platform                      7-93         8-1-88        12-93
- ---------------------------------------------------------------------------------------------------------------------
   +57         12.0                    Share 57/58 Platform          3          11-76        1-1-77        11-82
- ---------------------------------------------------------------------------------------------------------------------
   +78          9.0            5                 1                  12          9-72         10-1-72        4-81
- ---------------------------------------------------------------------------------------------------------------------

                                                     (footnotes at end of table)

              POGO       EXPLORATORY                           DEVELOPMENT                                  DATE OR
             WORKING        WELLS            PLATFORMS            WELLS                       LEASE       ANTICIPATED
             INTEREST    DRILLED OR           SET OR           DRILLED OR        DATE       EFFECTIVE       DATE OF
 BLOCK          %         DRILLING           ANNOUNCED          DRILLING       ACQUIRED       DATE        PRODUCTION
- ---------------------------------------------------------------------------------------------------------------------
Mississippi Canyon
   63          20.0             2                1                    5         5-75         7-1-75         6-84
- ---------------------------------------------------------------------------------------------------------------------
Main Pass
   +30         25.0[E]         2                 1                   8[F]       10-81        12-1-81       12-87
- ---------------------------------------------------------------------------------------------------------------------
   37          25.0            4                 1                   5          7-79         10-1-79        7-82
- ---------------------------------------------------------------------------------------------------------------------
   61          24.0            1                                                3-90         7-1-90
- ---------------------------------------------------------------------------------------------------------------------
   +72         35.3            1         Share 73 Platform           2          5-75         7-1-75         8-79
- ---------------------------------------------------------------------------------------------------------------------
 +72/74        35.3            4                 2                  46          11-76        1-1-77         8-79
- ---------------------------------------------------------------------------------------------------------------------
   73          35.3            4                 1                  16          10-74        12-1-74        8-79
- ---------------------------------------------------------------------------------------------------------------------
  123          30.0            2                 1                   2          3-90         5-1-90         1-95
- ---------------------------------------------------------------------------------------------------------------------
  131         33.33                                                             5-92         9-1-92
- ---------------------------------------------------------------------------------------------------------------------
TOTAL LOUISIANA              115                43                 506
- ---------------------------------------------------------------------------------------------------------------------
STATE LEASES
Offshore Louisiana
South Pass
 +57/58        12.0            3                 1                  13          5-74         5-13-74        7-82
- --------------------------------------------------------------------------------------------------------------------
Main Pass
   31          50.0            1                 1                   1          3-85         3-18-85        2-90
- ---------------------------------------------------------------------------------------------------------------------
Breton Sound
    2         100.0            2[F]              1                   1          4-80         9-15-80        8-87
- ---------------------------------------------------------------------------------------------------------------------
   23          82.5            1                 1                              9-78         9-18-78        7-84
- ---------------------------------------------------------------------------------------------------------------------
   24          22.5            1                 1                   1          9-78         9-18-78        7-84
- ---------------------------------------------------------------------------------------------------------------------
North Lighthouse Point
S/L 340        50.0            1                                     3          5-84         5-1-84        10-84
- ---------------------------------------------------------------------------------------------------------------------
TOTAL STATE LEASES             9                 5                  19
- ---------------------------------------------------------------------------------------------------------------------
TOTAL DOMESTIC OFFSHORE     146               58                 564
- ---------------------------------------------------------------------------------------------------------------------

[A] Block farmed out -- Overriding Royalty Interest only

[B] Includes offset contribution well

[C] Block farmed in

[D] Pogo owns 35% in "A", "B", and "C" platform area and 30% in platform "D" area

[E] Portion of block farmed out

[F] Includes one farmout well

[G] Pogo owns 20% in a non-unit area

 * Pogo owns 20% in rights below 3,000 feet and 100% in rights at 3,000 feet and above in certain portions of the block

[+] Represents portion of block

ITEM 3. LEGAL PROCEEDINGS.

     In 1989, a large number of exploration and production companies, including the Company, were circularized with Special Notice Letters in accordance with CERCLA from the EPA regarding a particular waste disposal site in Louisiana known as the "Gulf Coast Vacuum Site" utilized by a trucking company. The EPA subsequently developed a list based on its investigation showing the Company bearing an approximate 1% responsibility for this site based on the trucking company's shipping records. The Company utilized the trucking company to dispose of salt water produced from a well in which the Company had an interest. The Company, however, believes that none of this salt water was delivered to the Gulf Coast Vacuum Site. In any event, the Company believes that the trucking company shipped only oilfield waste for the Company which is exempt pursuant to CERCLA and, further, that such shipments, if any, were sent to a properly permitted waste disposal site. The Company has learned that the EPA has recently entered a consent decree, the details of which have not been made fully public, with certain parties that are believed to be responsible for a majority of the disposal occurring at the site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF REGISTRANT.

     Executive officers of the Company are appointed annually to serve for the ensuing year or until their successors have been elected or appointed. The executive officers of the Company, their age as of February 1, 1995, and the year each was elected to his present position are as follows:

                                                                                       YEAR
              EXECUTIVE OFFICER                   EXECUTIVE OFFICE            AGE     ELECTED
              -----------------                   ----------------            ---     -------
    Paul G. Van Wagenen..................  Chairman of the Board,
                                           President and Chief Executive
                                           Officer                            49        1991
    Kenneth R. Good......................  Senior Vice President --
                                             Land and Budgets                 57        1991
    D. Stephen Slack.....................  Senior Vice President, Chief
                                             Financial Officer and
                                             Treasurer                        45        1988
    Stuart P. Burbach....................  Vice President and
                                             Offshore Division Manager        42        1991
    Jerry A. Cooper......................  Vice President and
                                             Western Division Manager         46        1990
    Harvey L. Gold.......................  Vice President -- Engineering      59        1988
    Thomas E. Hart.......................  Vice President and Controller      52        1988
    R. Phillip Laney.....................  Vice President and
                                             International Division
                                             Manager                          54        1991
    John O. McCoy, Jr....................  Vice President and
                                             Chief Administrative Officer     43        1989
    J. D. McGregor.......................  Vice President -- Sales            50        1988
    Sammie M. Shaw.......................  Vice President -- Operations       63        1992
    Ronald B. Manning....................  Corporate Secretary and
                                             Associate General Counsel        41        1990

     Prior to assuming their present positions with the Company, the business experience of each executive officer for more than the last five years was as follows: Mr. Van Wagenen was President and Chief Operating Officer of the Company since 1990, Senior Vice President and General Counsel of the Company since 1986, Vice President and General Counsel of the Company since 1982, and General Counsel of the Company since 1979; Mr. Good was Vice President -- Land of the Company since 1988 and Chief Landman of the Company since 1977; Mr. Slack was Regional Manager of Chemical Bank of New York's Southwest Energy and Minerals Division since 1982; Mr. Burbach was Vice President of Norfolk Holding Inc. since 1986 and Exploration Manager for Tricentrol Ltd. Canada and Tricentrol U.S. since 1981; Mr. Cooper was a Division Landman for the Company since 1983 and a Landman for the Company since 1979; Mr. Gold was Manager of Reservoir Engineering for the Company since 1977; Mr. Hart was Controller for the Company since 1977; Mr. Laney was International Exploration Manager for the Company since 1983 and Exploration Coordinator for the Gulf Coast Division of the Company since 1977; Mr. McCoy was Director of Personnel and Administration for the Company since 1978; Mr. McGregor was Manager of Hydrocarbon Sales and Contracts for the Company since 1981; Mr. Shaw was Operations Manager for the Company since 1981; Mr. Manning was an Associate General Counsel for the Company since 1989 and prior thereto was an attorney with the Federal Bureau of Investigation, and Chevron U.S.A., and Assistant to the General Counsel of Primary Fuels, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The following table shows the range of low and high sales prices of the Company's Common Stock (the "Common Stock") on the New York Stock Exchange composite tape where the Company's common stock trades under the symbol PPP. The Company's common stock is also listed on the Pacific Stock Exchange.

     In 1994, the Company paid $0.06 per share in dividends on its Common Stock since it commenced paying dividends in August 1994. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend commencing in the third quarter of 1994. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Pursuant to the Company's revolving credit agreement with its banks under which the Company has borrowed funds, the Company may not, subject to certain exceptions, pay any dividends on its capital stock or make any other distributions on shares of its capital stock (other than dividends or distributions payable solely in shares of such capital stock) or apply any funds, property or assets to the purchase, redemption, sinking fund or other retirement of its capital stock, if the aggregate amount of all such dividends, purchases, and redemptions would exceed an amount determined based on the consolidated income of the Company and its consolidated subsidiaries from and after a specified date plus the proceeds of the issuance of capital stock after the same specified date or if the net worth of the Company is negative. As of December 31, 1994, $64,037,000 was available for dividends under this limitation.

                                                                             LOW     HIGH
                                                                             ---     ----
    1993
      1st Quarter..........................................................   9 3/   17 1/4
      2nd Quarter..........................................................  16 1/8    21
      3rd Quarter..........................................................  13 5/8  19 1/8
      4th Quarter..........................................................  14 3/8  19 3/4

    1994
      1st Quarter..........................................................  15 5/8  21 1/2
      2nd Quarter..........................................................  15 5/8  24 1/4
      3rd Quarter..........................................................  19 5/8  23 5/8
      4th Quarter..........................................................  16 1/8  23 1/8

     As of March 3, 1995, there were 3,815 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                      1994        1993        1992        1991        1990
                                                    --------    --------    --------    --------    --------
FINANCIAL DATA
(Expressed in thousands, except per share data)
Revenues:
  Crude oil and condensate........................  $ 65,141    $ 64,042    $ 64,224    $ 54,420    $ 54,018
  Natural gas.....................................    99,093      66,173      67,366      63,225      74,111
  Natural gas liquids.............................     9,189       7,288       5,833       3,442       3,496
  Other, net......................................       133        (950)      1,705       3,338         794
                                                    --------    --------    --------    --------    --------
  Oil and gas revenues............................   173,556     136,553     139,128     124,425     132,419
  Interest on tax refunds.........................        --       2,322          --          --      22,499
  Gains (losses) on sales.........................        52         679       1,702          44         (98)
                                                    --------    --------    --------    --------    --------
         Total....................................  $173,608    $139,554    $140,830    $124,469    $154,820
                                                    =========   =========   =========   =========   =========
Income before extraordinary item..................  $ 27,374    $ 25,061    $ 18,495    $ 10,322    $ 44,036
Extraordinary gains (losses)......................      (307)         --          --       1,336          --
                                                    --------    --------    --------    --------    --------
Net income........................................  $ 27,067    $ 25,061    $ 18,495    $ 11,658    $ 44,036
                                                    =========   =========   =========   =========   =========
Per share data:
  Primary and fully diluted earnings:
    Before extraordinary item.....................  $   0.82    $   0.76    $   0.66    $   0.37    $   1.69
    Extraordinary item............................     (0.01)         --          --        0.05          --
                                                    --------    --------    --------    --------    --------
    Net income....................................  $   0.81    $   0.76    $   0.66    $   0.42    $   1.69
                                                    =========   =========   =========   =========   =========
  Price range of common stock:
    High..........................................  $  24.25    $  21.00    $  13.88    $   8.25    $  10.13
    Low...........................................  $  15.63    $   9.75    $   5.13    $   4.63    $   5.75
Weighted average number of common and common
  equivalent shares outstanding...................    33,352      32,860      27,929      27,611      26,029
Long-term debt at year end........................  $149,249    $130,539    $129,260    $184,260    $217,000
Production payment obligation at year end.........  $     --    $     --    $ 24,854    $ 45,475    $ 46,893
Shareholders' equity (deficit) at year end........  $ 64,037    $ 33,803    $  5,648    $(56,636)   $(68,429)
Total assets at year end..........................  $298,826    $239,774    $206,347    $213,772    $244,226
PRODUCTION (SALES) DATA
Net daily average and weighted average price:
    Natural gas (Mcf per day).....................   144,800      91,700     105,200     104,200     107,300
      Price (per Mcf).............................  $   1.88    $   1.98    $   1.75    $   1.66    $   1.89
    Crude oil-condensate (Bbl. per day)...........    11,100       9,851       8,699       7,108       6,209
      Price (per Bbl.)............................  $  16.08    $  17.81    $  20.17    $  20.98    $  23.84
    Natural gas liquids (Bbl. per day)
      Leasehold ownership.........................     2,075       1,538       1,037         609         593
      Plant ownership.............................       147         140         144          54         104
      Price (per Bbl.)............................  $  11.33    $  11.90    $  13.50    $  14.21    $  13.75
CAPITAL EXPENDITURES (Expressed in thousands)
Oil and gas:
  Domestic Offshore --
    Exploration...................................  $  2,800    $  4,600    $  1,700    $  1,600    $  2,900
    Development...................................    44,100      33,700       5,500      23,600      24,900
    Purchase of reserves..........................    32,600          --       8,900       5,100          --
  Domestic Onshore --
    Exploration...................................     6,800       5,200       4,900       4,700       2,300
    Development...................................    23,700      24,300      15,600      13,900       8,100
  International Exploration.......................     5,100       4,600       1,400          --          --
                                                    --------    --------    --------    --------    --------
         Total oil and gas........................   115,100      72,400      38,000      48,900      38,200
Other.............................................     1,200         200         600       2,400          --
                                                    --------    --------    --------    --------    --------
         Total....................................  $116,300    $ 72,600    $ 38,600    $ 51,300    $ 38,200
                                                    =========   =========   =========   =========   =========

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company reported net income for 1994 of $27,067,000 or $0.81 per share (on both a primary and fully diluted basis) compared to net income for 1993 of $25,061,000 or $0.76 per share (on both a primary and fully diluted basis) and net income for 1992 of $18,495,000 or $0.66 per share (on both a primary and fully diluted basis). Included in net income for 1994 is an extraordinary loss of $307,000 (net of taxes) or $0.01 per share in connection with the retirement of the Company's 10.25% Convertible Subordinated Notes, due 1999 (the "10.25% Notes") on April 18, 1994. Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding for 1994 of 33,352,000 compared to 32,860,000 for 1993 and 27,929,000 for 1992. The increases in the weighted average number of common and common equivalent shares outstanding for 1993 resulted primarily from the issuance of 4,500,000 shares of common stock in December 1992 as set forth in the Consolidated Statements of Shareholders' Equity included in "Item 8. Financial Statements and Supplementary Data." The increases in the weighted average number of common and common equivalent shares outstanding for 1994 resulted from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per common share computations on a fully diluted basis would reflect additional common shares issuable upon the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes, due 2004 (the "5 1/2% Notes") (the only convertible securities of the Company that were dilutive during the applicable periods) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. However, the dilution resulting from the assumed conversion of the 5 1/2% Notes was not sufficient to change reported earnings per share.

     The Company's total revenues for 1994 were $173,608,000, an increase of approximately 24% from total revenues of $139,554,000 for 1993, and an increase of approximately 23% from total revenues of $140,830,000 for 1992. The increase in the Company's total revenues for 1994, compared to 1993 and 1992, resulted primarily from increased natural gas, crude oil, condensate and natural gas liquid ("NGL") production volumes. Partially offsetting volume increases were substantial decreases in the prices that the Company received for its crude oil and condensate production volumes. In addition, the Company's total revenues for 1993 and 1992 were positively affected by revenues from settlement of an issue with the Internal Revenue Service and gains related to the sale of non-strategic properties.

     The Company's oil and gas revenues for 1994 were $173,556,000, an increase of approximately 27% from oil and gas revenues of $136,553,000 for 1993, and an increase of approximately 25% from oil and gas revenues of $139,128,000 for 1992. The following table reflects an analysis of variances in the Company's oil and gas revenues between 1994 and the previous two years:

                                                                        1994 COMPARED TO
                                                                      --------------------
                                                                       1993         1992
                                                                      -------     --------
                                                                         (IN THOUSANDS)
    Increase (decrease) in oil and gas revenues resulting from variances in:
      Natural Gas
         Price......................................................  $(3,380)    $  4,850
         Production.................................................   36,300       26,877
                                                                      -------     --------
                                                                       32,920       31,727
                                                                      -------     --------
      Crude oil and condensate
         Price......................................................   (6,228)     (13,029)
         Production.................................................    7,327       13,946
                                                                      -------     --------
                                                                        1,099          917
                                                                      -------     --------
      Natural gas liquids
         Price......................................................     (350)        (937)
         Production.................................................    2,251        4,293
                                                                      -------     --------
                                                                        1,901        3,356
                                                                      -------     --------
      Other, net....................................................    1,083       (1,572)
                                                                      -------     --------
    Increase in oil and gas revenues................................  $37,003     $ 34,428
                                                                      =======     ========

     Average natural gas prices received by the Company for the two years prior to 1994 were volatile and marked by non-seasonal as well as seasonal variations. The average price per Mcf that the Company received for its natural gas production increased during 1993, compared to 1992, averaging $1.75 per Mcf for 1992 and $1.98 per Mcf for 1993. Prices increased throughout 1993, partially as a result of severe late winter weather that drew down natural gas storage supplies which, coupled with relatively high crude oil prices that inhibited fuel switching from natural gas to residual heating oil at that time, created a substantial demand in the spring and the summer to replenish depleted storage facilities and to supply natural gas for the industrial and electric generation markets. Notwithstanding severe winter weather during January and February of 1994 that led to record low natural gas storage levels in March, rapid injection of natural gas into storage coupled with a mild summer contributed to a substantial decline in natural gas prices during the second half of 1994 resulting in the Company receiving an average price of $1.88 per Mcf for its natural gas production during 1994 which, while it was 5% less than the average price that the Company received in 1993, was still an increase of 7% over the average price that the Company received in 1992. See "Business -- Miscellaneous; Competition and Market Conditions." Natural gas production for 1994 averaged
144.8 MMcf per day, an increase of approximately 58% from average production of
91.7 MMcf per day in 1993, and an increase of approximately 38% from average production of 105.2 MMcf per day for 1992. The increase in the Company's average natural gas production for 1994, compared to 1993 and 1992, was related primarily to natural gas production from the Company's Eugene Island Block 295"B" platform from which production commenced in late February 1994, and the continued success of the Company's ongoing active offshore and onshore drilling and workover programs, which was partially offset by a natural decline in deliverability from some of the Company's more mature properties.

     As of January 1, 1995, the Company had entered into futures contracts with various parties on a portion of its daily natural gas production through September 30, 1995 (commencing with contracts totaling approximately 37 MMcf per day in January and decreasing on a quarterly basis to approximately 15 MMcf per day) at varying prices ranging from approximately $1.92 to $1.83 per Mcf.

     Crude oil and condensate prices received by the Company averaged $16.08 per barrel in 1994 compared to $17.81 per barrel in 1993 and $20.17 per barrel in 1992. Crude oil and condensate prices were relatively stable during 1992 and the first six months of 1993. However, commencing in July 1993, the average price per barrel that the Company received for its production began dropping until, by December 1993, the average price per barrel for crude oil and condensate that the Company received for its production during that month averaged only $13.39 per barrel. However, the average price per barrel that the Company received for its crude oil and condensate production began recovering in June 1994 and showed gradual improvement throughout the remainder of the year. For the month of December 1994, the average price per barrel that the Company received for its crude oil and condensate production was $16.44. Crude oil and condensate production for 1994 averaged 11,100 Bbls per day, an increase of approximately 13% from 9,851 Bbls per day for 1993, and an increase of approximately 28% from 8,699 Bbls per day for 1992. The increase in the Company's crude oil and condensate production for 1994, compared to 1993 and 1992, resulted primarily from ongoing development programs principally in the Main Pass, Eugene Island and South Pass areas, together with the acquisition by the Company of additional working interests in certain leases in the Main Pass area. See "Properties -- Principal Properties" and "Business -- Domestic Offshore Operations; Lease Acquisitions."

     As of February 1, 1995, the Company had entered into a crude oil swap agreement with another party in which it had swapped the floating market price it receives from purchasers of its crude oil for a fixed price of $17.08 per barrel on 1,000 Bbls per day of the Company's production for a period ending April 30, 1995. See "Business -- Miscellaneous; Sales."

     Liquid products are often extracted from natural gas streams and sold separately as NGL. The Company's NGL production averaged 2,222 Bbls per day for 1994, an increase of approximately 32% from an average of 1,678 Bbls per day for 1993 and an increase of approximately 88% from an average of 1,181 Bbls per day for 1992. The increase in the Company's NGL production during 1994, compared to 1993 and 1992, resulted primarily from extracting liquids from several new high Btu content wells and increased production generally.

     The Company's total liquids production during 1994, including crude oil, condensate and NGL, averaged 13,322 Bbls per day, an increase of approximately 16% from an average total liquids production of 11,529 Bbls per day for 1993, and an increase of approximately 35% from an average total liquids production of 9,880 Bbls per day for 1992.

     The Company's oil and gas revenues for 1994, 1993 and 1992 also reflect adjustments for various miscellaneous items. For 1993 and 1992, the Company made adjustments to its net income to reflect the settlement of certain litigation with the State of Louisiana regarding past royalty disputes pertaining to the Company's offshore state leases. For 1993, additional adjustments were also made to reflect an agreement with the MMS to allow the Company to offset FERC Order 93A payments previously made by the Company on behalf of the MMS against FERC Order 94A obligations due from the Company and the resulting overaccrual of related interest expenses.

     Lease operating expenses for 1994 were $29,768,000, an increase of approximately 12% from lease operating expenses of $26,633,000 for 1993, and an increase of approximately 15% from lease operating expenses of $25,842,000 for 1992. The increase in lease operating expenses for 1994, compared to 1993 and 1992, resulted primarily from increased operating activity on existing properties, including increased operating costs related to additional properties brought on production in 1994. However, primarily as a result of increased production of natural gas, crude oil, condensate and NGLs by the Company during 1994, compared to 1993 and 1992, the Company's lease operating expenses were only $0.36 per equivalent Mcf for 1994, a decrease of 20% from lease operating expenses of $0.45 per equivalent Mcf for 1993, and a decline of approximately 16% from lease operating expenses of $0.43 per equivalent Mcf for 1992.

     General and administrative expenses for 1994 were $15,984,000, an increase of approximately 10% from general and administrative expenses of $14,550,000 for 1993, and an increase of approximately 22% from general and administrative expenses of $13,129,000 for 1992. The increase in general and administrative expenses for 1994, compared to 1993 and 1992, was related to, among other things, an increase in the number of Company employees resulting from the Company's increased exploration and production related activities and to normal salary and concomitant benefit expense adjustments.

     Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for 1994 were $5,257,000, an increase of approximately 114% from exploration expenses of $2,455,000 for 1993, and an increase of approximately 69% from exploration expenses of $3,102,000 for 1992. The increase in exploration expenses for 1994, compared to 1993 and 1992, resulted primarily from increased geophysical activity by the Company, including the costs of conducting and processing several proprietary 3-D seismic surveys on Company leases in South Texas, West Texas and the Gulf of Thailand, together with the cost of acquiring several non-proprietary 3-D seismic surveys in the Gulf of Mexico.

     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for 1994 were $7,088,000, an increase of approximately 51% from dry hole and impairment costs of $4,690,000 for 1993, but a decrease of approximately 24% from dry hole and impairment costs of $9,314,000 for 1992.

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

     The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs mentioned in the preceding paragraph plus future costs to abandon offshore wells and platforms and is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for 1994 was $63,308,000, an increase of approximately 56% from DD&A expenses of $40,693,000 for 1993, and an increase of approximately 50% from DD&A expenses of $42,302,000 for 1992. The increases in the Company's DD&A expenses for 1994, compared to 1993 and 1992, resulted primarily from increased volumes produced (largely related to the increased natural gas production discussed above) and, to a lesser extent, an increase in the composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for 1994 was $0.77 per equivalent Mcf ($4.59 per equivalent barrel), an increase of approximately 12% from a composite DD&A rate of $0.69 per equivalent Mcf ($4.11 per equivalent barrel) for 1993, and an increase of 10% from a composite DD&A rate of $0.70 per equivalent Mcf ($4.17 per equivalent barrel) for 1992. The Company produced 82,008,000 equivalent Mcf (13,668,000 equivalent barrels) in 1994, an increase of approximately 40% from the 58,718,000 equivalent Mcf (9,786 equivalent barrels) produced in 1993, and an increase of approximately 36% from the 60,189,000 equivalent Mcf (10,032,000 equivalent barrels) produced in 1992. See "Financial Statements and Supplementary Data -- Note 1 of Notes to Consolidated Financial Statements ."

     Interest charges for 1994 were $10,104,000, a decrease of approximately 8% from interest charges of $10,956,000 for 1993, and a decrease of approximately 47% from interest charges of $19,036,000 for 1992. The decrease in interest charges for 1994, compared to 1993 and 1992, was related primarily to decreased debt issue amortization expenses, lower average interest rate levels on the debt outstanding (as a result of refinancing certain debt discussed in "-- Liquidity and Capital Resources" below), and, as compared to 1992, a decrease in the amount of debt outstanding. These decreases in interest charges for 1994, compared to 1993 and 1992, were partially offset by increased commitment fees resulting from increased availability under the Company's bank revolving credit facility and, as compared to 1993, an increase in debt outstanding. See "Financial Statements and Supplementary Data -- Note 3 of Notes to Consolidated Financial Statement."

     Income tax expense for 1994 was $15,517,000, an increase of approximately 4% from income tax expense of $14,981,000 for 1993, and an increase of approximately 52% from income tax expense of $10,192,000 for 1992. The increases in income tax expense are related to increases in profitability and to the effective tax rates of 36.2% in 1994, 37.5% in 1993 and 35.5% in 1992. The variances in the effective tax rates are primarily related to the expenses incurred by the Company's subsidiary in Thailand which are not included in the Company's consolidated U.S. federal income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's Consolidated Statement of Cash Flows for the year ended December 31, 1994, reflects net cash provided by operating activities of $99,273,000. In addition to the net cash provided by operating activities, the Company also received $3,687,000 from the exercise of stock options. Other significant cash receipts and disbursements during 1994 included the following. The Company issued and sold $86,250,000 of 5 1/2% Notes in March 1994, and had net borrowings of $7,000,000 under uncommitted money market credit lines with certain banks. The Company invested $85,375,000 of such cash flow in capital projects during 1994, purchased certain proved reserves for $32,578,000, prepaid the remaining outstanding principal and prepayment fee on its 10.25% Notes ($24,472,000), made net payments of $53,000,000 on the Company's revolving credit facility, paid $2,446,000 of issuance expenses in connection with its offering of the 5 1/2% Notes and paid $1,966,000 ($0.06 per share) in dividends to holders of the Company's common stock. Of the $85,375,000 invested in capital projects, $22,955,000 was applicable to 1993 projects and $62,420,000 was applicable to 1994 capital projects. The Company's total debt at December 31, 1994, was $150,531,000, an increase of approximately 12% from total debt of $134,539,000 at December 31, 1993. The increase in the Company's total debt resulted primarily from the purchase of certain proved reserves in the fourth quarter of 1994. As of December 31, 1994, the Company had $2,922,000 in cash and cash investments.

     The Company's capital and exploration budget for 1995, which does not include any amounts which may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors in January 1995, at $100,000,000, an increase of approximately 13% from the Company's capital and exploration expenditures (excluding purchased reserves and interest capitalized) of $88,300,000 for 1994, an increase of approximately 34% over capital and exploration expenditures (excluding capitalized interest) of $74,600,000 for 1993, and an increase of approximately 209% over capital and exploration expenditures (excluding purchased reserves and interest capitalized) of approximately $32,400,000 for 1992.

     In addition to anticipated capital and exploration expenses, other material 1995 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, and interest expense, sinking fund payments and the payment of dividends on its common stock, including a $0.03 per share dividend on its common stock to be paid February 28, 1995, to stockholders of record on February 10, 1995. The Company currently anticipates that cash provided by operating activities and funds available under its Credit Agreement and uncommitted money market credit lines will be sufficient to fund the Company's ongoing expenses, its 1995 capital and exploration budget and anticipated future dividend payments. In this regard, the Company reinstated the practice of declaring a quarterly dividend commencing in the third quarter of 1994. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     The Company's amended bank credit agreement (the "Credit Agreement") currently provides for a $100,000,000 revolving/term credit facility which will be fully revolving until June 29, 1996, after which the balance will be due in eight quarterly term loan installments, commencing July 31, 1996. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base, determined semiannually by the lenders in accordance with the Credit Agreement based on the discounted present value of certain of the Company's oil and gas reserves. The borrowing base currently exceeds $100,000,000. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt), a fixed charge coverage ratio, and limitations on the prepayment (without refinancing) of subordinated debt, the payment of dividends, mergers and consolidations, and asset dispositions. See "Market for the Registrant's Common Stock and Related Security Holder Matters." Upon the occurrence or declaration of certain events, the banks would be entitled to a security interest in the borrowing base properties, which include most of the Company's domestic properties. Borrowings under the Credit Agreement currently bear interest at a Base (Prime) rate, a certificate of deposit rate plus 1 5/8%, or LIBOR plus 1 1/2%, at the Company's option. A commitment fee of 1/2 of 1% per annum of the unborrowed amount under the Credit Agreement is also due.

     The Company has also entered into separate letter agreements with two banks under which each bank may provide a $10,000,000 uncommitted money market line of credit. The two lines of credit are on an as available or offered basis and neither bank has an obligation to make any advances under its respective line of credit. Although loans made under these letter agreements are for a maximum term of 30 days, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intends to reborrow such amounts under its Credit Agreement. Both letter agreements permit either party to terminate such letter agreement at any time. Under its Credit Agreement, the Company is currently limited to incurring a maximum of $10,000,000 of additional senior debt, which would include debt incurred under these lines of credit. As of December 31, 1994, indebtedness in the principal amount of $21,000,000 was outstanding under the Credit Agreement and the two letter agreements.

     The outstanding principal amount of 5 1/2% Notes was $86,250,000 as of December 31, 1994. The 5 1/2% Notes are convertible into Common Stock at $22.188 per share subject to adjustment upon the occurrence of certain events. The
5 1/2% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 1998, at a redemption price of 103.3% of their principal amount and decreasing percentages thereafter. No sinking fund payments are required on the 5 1/2% Notes. The 5 1/2% Notes are redeemable at the option of the holder, upon the occurrence of a repurchase event (a change of control as defined in the indenture governing the 5 1/2% Notes), at 100% of the principal amount.

     The outstanding principal amount of the 8% Convertible Subordinated Debentures, due 2005 (the "8% Debentures") was $43,281,000 as of December 31, 1994. The 8% Debentures are convertible into Common Stock at $39.50 per share, subject to adjustment in certain circumstances, including stock splits. The 8% Debentures are redeemable at the option of the Company at 102.4% of their principal amount through December 30, 1995, and decreasing percentages thereafter, and are subject to mandatory annual sinking fund requirements of $3,000,000, due each December, with a final maturity of December 31, 2005. The sinking fund requirements for the 8% Debentures will be sufficient to retire all but $15,000,000 of the issue prior to maturity. The Company currently has purchased $1,718,000 face amount of 8% Debentures which it may tender in satisfaction of future sinking fund requirements. See "Financial Statements and Supplementary Data -- Note 3 to Notes to Consolidated Financial Statements."

OTHER MATTERS

     Publicly held companies are asked to comment on the effects of inflation on their business. Currently annual inflation in terms of the decrease in the general purchasing power of the dollar is running much below the general annual inflation rates experienced in the past. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the dollar, such effect is not currently considered significant.

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                                 HOUSTON, TEXAS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Pogo Producing Company:

     We have audited the accompanying consolidated balance sheets of Pogo Producing Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Pogo's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pogo Producing Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 3, 1995

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                  (EXPRESSED IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Revenues:
  Oil and gas..............................................  $173,556     $136,553     $139,128
  Interest on tax refund...................................        --        2,322           --
  Gains on sales...........................................        52          679        1,702
                                                             --------     --------     --------
          Total............................................   173,608      139,554      140,830
                                                             --------     --------     --------
Operating Costs and Expenses:
  Lease operating..........................................    29,768       26,633       25,842
  General and administrative...............................    15,984       14,550       13,129
  Exploration..............................................     5,257        2,455        3,102
  Dry hole and impairment..................................     7,088        4,690        9,314
  Depreciation, depletion and amortization.................    63,308       40,693       42,302
                                                             --------     --------     --------
          Total............................................   121,405       89,021       93,689
                                                             --------     --------     --------
Operating Income...........................................    52,203       50,533       47,141
Interest:
  Charges..................................................   (10,104)     (10,956)     (19,036)
  Income...................................................        53           14          191
  Capitalized..............................................       739          451          391
                                                             --------     --------     --------
Income Before Taxes and Extraordinary Item.................    42,891       40,042       28,687
                                                             --------     --------     --------
Income Tax Expense.........................................   (15,517)     (14,981)     (10,192)
                                                             --------     --------     --------
Income Before Extraordinary Item...........................    27,374       25,061       18,495
Extraordinary Loss on Early Extinguishment of Debt, net of
  tax......................................................      (307)          --           --
                                                             --------     --------     --------
Net Income.................................................  $ 27,067     $ 25,061     $ 18,495
                                                             ========     ========     ========
Primary and Fully Diluted Earnings per Common Share:
  Before extraordinary item................................  $   0.82     $   0.76     $   0.66
  Extraordinary item.......................................     (0.01)          --           --
                                                             --------     --------     --------
  Net income...............................................  $   0.81     $   0.76     $   0.66
                                                             ========     ========     ========
Dividends per Common Share.................................  $   0.06     $     --     $     --
                                                             ========     ========     ========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1994        1993
                                                                          --------    --------
                                                                             (EXPRESSED IN
                                                                               THOUSANDS)

Current Assets:
  Cash and cash investments.............................................  $  2,922    $  6,713
  Accounts receivable...................................................    28,915      18,480
  Other receivables.....................................................    14,717      10,123
  Federal income taxes and interest receivable..........................        --       3,320
  Inventories...........................................................     2,422       1,105
  Other.................................................................       745         727
                                                                          --------    --------
          Total current assets..........................................    49,721      40,468
                                                                          --------    --------
Property and Equipment:
  Oil and gas, on the basis of successful efforts accounting
     Proved properties being amortized..................................   913,865     817,218
     Unproved properties and properties under development, not being
      amortized.........................................................     6,890       6,465
  Other, at cost........................................................     8,268       6,961
                                                                          --------    --------
                                                                           929,023     830,644
  Less -- accumulated depreciation, depletion, and amortization, including
     $5,040 and $4,452 respectively, applicable to other property.......   691,110     638,658
                                                                          --------    --------
                                                                           237,913     191,986
                                                                          --------    --------
Other...................................................................    11,192       7,320
                                                                          --------    --------
                                                                          $298,826    $239,774
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable......................................................  $  8,065    $  8,307
  Other payables........................................................    26,497      22,955
  Current portion of long-term debt.....................................     1,282       4,000
  Accrued interest payable..............................................     1,583       1,202
  Accrued payroll and related benefits..................................     1,237       1,005
  Other.................................................................        40         122
                                                                          --------    --------
          Total current liabilities.....................................    38,704      37,591
Long-Term Debt..........................................................   149,249     130,539
Deferred Federal Income Tax.............................................    36,487      29,724
Deferred Credits........................................................    10,349       8,117
                                                                          --------    --------
          Total liabilities.............................................   234,789     205,971
                                                                          --------    --------
Shareholders' Equity:
  Preferred stock, $1 par; 2,000,000 shares authorized..................        --          --
  Common stock, $1 par; 43,333,333 shares authorized, 32,825,836 and
     32,449,197 shares issued, respectively.............................    32,826      32,449
  Additional capital....................................................   130,675     125,919
  Retained earnings (deficit)...........................................   (99,140)   (124,241)
  Treasury stock, at cost...............................................      (324)       (324)
                                                                          --------    --------
          Total shareholders' equity....................................    64,037      33,803
                                                                          --------    --------
                                                                          $298,826    $239,774
                                                                          ========    ========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        1994          1993         1992
                                                                      ---------     --------     --------
                                                                           (EXPRESSED IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers......................................  $ 165,549     $141,012     $135,877
  Federal income taxes and interest received........................      3,364           --           --
  Operating, exploration, and general and administrative expenses
    paid............................................................    (50,894)     (45,051)     (41,360)
  Interest paid.....................................................     (9,620)     (10,912)     (21,262)
  Payment of royalties and related interest on FERC Order 94-A
    refunds.........................................................         --           --       (4,872)
  Federal income taxes paid.........................................     (7,500)      (2,800)      (1,500)
  Settlement of natural gas transportation and exchange imbalance...     (2,168)          --           --
  Other.............................................................        542          895          828
                                                                      ---------     --------     --------
         Net cash provided by operating activities..................     99,273       83,144       67,711
                                                                      ---------     --------     --------
Cash flows from investing activities:
  Capital expenditures..............................................    (85,375)     (62,353)     (30,304)
  Purchase of proved reserves.......................................    (32,578)          --       (8,924)
  Proceeds from the sale of property and tubular stock..............         52        2,713        4,017
                                                                      ---------     --------     --------
         Net cash used in investing activities......................   (117,901)     (59,640)     (35,211)
                                                                      ---------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of new debt................................     86,250           --           --
  Net borrowings under uncommitted lines of credit with banks.......      7,000           --           --
  Proceeds from exercise of stock options...........................      3,687        2,026          703
  Net borrowings (payments) under revolving credit agreements.......    (53,000)       8,000       (1,000)
  Principal payments of other long-term debt obligations............    (24,472)      (7,000)     (54,000)
  Principal payments of production payment obligation...............         --      (24,854)     (20,621)
  Proceeds from issuance of common stock............................         --           --       43,313
  Debt issue expenses paid..........................................     (2,446)          --       (1,100)
  Payment of cash dividends on common stock.........................     (1,966)          --           --
  Purchase of 8% debentures due 2005................................       (216)          --           --
                                                                      ---------     --------     --------
         Net cash provided by (used in) financing activities........     14,837      (21,828)     (32,705)
                                                                      ---------     --------     --------
Net increase (decrease) in cash and cash investments................     (3,791)       1,676         (205)
Cash and cash investments at the beginning of the year..............      6,713        5,037        5,242
                                                                      ---------     --------     --------
Cash and cash investments at the end of the year....................  $   2,922     $  6,713     $  5,037
                                                                      ==========    =========    =========
Reconciliation of net income to net cash provided by operating activities:
  Net income........................................................  $  27,067     $ 25,061     $ 18,495
  Adjustments to reconcile net income to net cash provided by operating activities............................................
    Extraordinary loss on early extinguishment of debt, net of
      tax...........................................................        307           --           --
    Gains on sales..................................................        (52)        (679)      (1,702)
    Depreciation, depletion and amortization........................     63,308       40,693       42,302
    Dry hole and impairment.........................................      7,088        4,690        9,314
    Interest capitalized............................................       (739)        (451)        (391)
    Increase in deferred federal income taxes.......................      8,374       13,356        8,669
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable....................    (10,435)       4,172       (1,191)
      (Increase) decrease in federal income taxes and interest
         receivable.................................................      3,320       (3,320)          --
      Increase in other current assets..............................        (18)        (360)         (27)
      (Increase) decrease in other assets...........................     (1,426)         838       (3,515)
      Increase (decrease) in accounts payable.......................       (242)      (1,592)         733
      Increase (decrease) in accrued interest payable...............        381           80       (2,480)
      Increase (decrease) in accrued payroll and related benefits...        232           63         (244)
      Decrease in other current liabilities.........................       (124)         (20)          (9)
      Increase (decrease) in deferred credits.......................      2,232          613       (2,243)
                                                                      ---------     --------     --------
Net cash provided by operating activities...........................  $  99,273     $ 83,144     $ 67,711
                                                                      ==========    =========    =========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      RETAINED               SHAREHOLDERS'
                                    SHARES      COMMON   ADDITIONAL   EARNINGS    TREASURY      EQUITY
                                   OUTSTANDING  STOCK     CAPITAL     (DEFICIT)    STOCK       (DEFICIT)
                                   ---------   --------  ----------   ---------   --------   -------------
                                                 (DOLLARS EXPRESSED IN THOUSANDS)
BALANCE AT DECEMBER 31, 1991.....  27,456,822  $ 27,457   $  83,704   $(167,797)   $   --      $ (56,636)
Net income.......................          --        --          --      18,495        --         18,495
Issuance of common stock.........   4,500,000     4,500      38,368          --        --         42,868
Exercise of stock options........     147,042       147         774          --        --            921
                                    ---------  --------  ----------   ---------   --------     ---------
BALANCE AT DECEMBER 31, 1992.....   32,103,864   32,104     122,846    (149,302)       --          5,648
Net income.......................          --        --          --      25,061        --         25,061
Exercise of stock options........     345,308       345       3,072          --        --          3,417
Acquisition of treasury stock, at
  cost...........................     (15,575)       --          --          --      (324)          (324)
Conversion of debenture..........          25        --           1          --        --              1
                                    ---------  --------  ----------   ---------   --------     ---------
BALANCE AT DECEMBER 31, 1993.....  32,433,622    32,449     125,919    (124,241)     (324)        33,803
Net income.......................          --        --          --      27,067        --         27,067
Exercise of stock options........     376,639       377       4,756          --        --          5,133
Dividends ($0.06 per common
  share).........................          --        --          --      (1,966)       --         (1,966)
                                   ----------  --------  ----------   ---------   --------     ---------
BALANCE AT DECEMBER 31, 1994.....  32,810,261  $ 32,826   $ 130,675   $ (99,140)   $ (324)     $  64,037
                                   ==========  ========   =========   =========    ======      =========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation --

     The consolidated financial statements include the accounts of Pogo Producing Company and its wholly-owned subsidiaries (the "Company"), after elimination of all significant intercompany transactions.

  Inventories --

     Inventories consist primarily of tubular goods used in the Company's operations and are stated at the lower of average cost or market value.

  Interest Capitalized --

     Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated.

  Earnings per Share --

     Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of Common Stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% Debentures are common stock equivalents and were anti-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% Notes (retired on April 18, 1994) which were anti-dilutive in all periods in which they were outstanding and the 5 1/2% Notes (issued on March 16, 1994) which were dilutive for the portion of 1994 in which they were outstanding, but such dilution was not sufficient to change reported earnings per share. Earnings per share are based on the following:

                                                               1994       1993       1992
                                                              -------    -------    -------
                                                              (EXPRESSED IN THOUSANDS)
    Earnings applicable to Common Stock:
      Primary --
         Income before extraordinary loss...................  $27,374    $25,061    $18,495
         Extraordinary loss.................................     (307)        --         --
                                                              -------    -------    -------
         Net income.........................................  $27,067    $25,061    $18,495
                                                              =======    =======    =======
      Fully diluted --
         Income before extraordinary loss...................  $29,755    $25,061    $18,495
         Extraordinary loss.................................     (307)        --         --
                                                              -------    -------    -------
         Net income.........................................  $29,448    $25,061    $18,495
                                                              =======    =======    =======
    Weighted average number of Common Stock and common
      equivalent shares outstanding:
         Primary............................................   33,352     32,860     27,929
         Fully diluted......................................   36,451     32,894     28,073

  Production Imbalances --

     Owners of an oil and gas property often take more or less production from a property than entitled to based on their ownership percentages in the property. This results in a condition known in the industry as a production imbalance. The Company follows the "take" (cash) method of accounting for production imbalances. Under this method, the Company recognizes revenues on production as it is taken and delivered to its purchasers. The Company's crude oil imbalances are not significant. At December 31, 1994, the

                     POGO PRODUCING COMPANY & SUBSIDIARIES

Company had taken approximately 4,873 MMcf of natural gas less than it was entitled to based on its interest in certain properties, and approximately 1,994 MMcf more than its entitlement in certain other properties placing the Company at year end in a net under-delivered position of approximately 2,879 MMcf of natural gas based on its working interest ownership in the properties.

  Oil and Gas Activities and Depreciation, Depletion, and Amortization --

     The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs mentioned above plus future costs to abandon offshore wells and platforms and is determined on a field-by-field basis using the units of production method.

     Other properties are depreciated using a straight-line method in amounts which in the opinion of management are adequate to allocate the cost of the properties over their estimated useful lives.

  Consolidated Statements of Cash Flows --

     For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Consolidated Statements of Cash Flows. Certain such noncash transactions are disclosed in the Consolidated Statements of Shareholders' Equity relating to the acquisition of treasury stock in 1993 in exchange for stock options exercised and the conversion in 1993 of a debenture into Common Stock. In addition, the Company in 1993, exchanged its working interest in thirteen Gulf of Mexico oil and gas properties for an increased working interest in five other Gulf of Mexico oil and gas properties in a noncash "like kind" exchange. The oil and gas property and accumulated depreciation, depletion and amortization accounts as reflected in the Consolidated Balance Sheets have been adjusted to reflect the appropriate amounts to record the working interests acquired and disposed of. The oil and gas reserves acquired and disposed of are reflected as purchases and sales in the "Estimates of Proved Reserves" roll forward included in the "Unaudited Supplementary Financial Data" included elsewhere herein.

  Commitments and Contingencies --

     The Company's office rent expense was $819,000, $868,000, and $808,000 in 1994, 1993, and 1992, respectively. The Company has lease commitments for office space of $822,000 in 1995, $1,039,000 in 1996 and 1997, $1,007,000 in 1998, and
$962,000 in 1999.

(2) INCOME TAXES

     The components of income (loss) before income taxes for each of the three years in the period ended December 31, 1994, are as follows (expressed in thousands):

                                                               1994       1993       1992
                                                              -------    -------    -------
    United States...........................................  $44,931    $43,749    $29,872
    Foreign.................................................   (2,040)    (3,707)    (1,185)
                                                              -------    -------    -------
              Total.........................................  $42,891    $40,042    $28,687
                                                              =======    =======    =======

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The components of federal income tax expense (benefit) for each of the three years in the period ended December 31, 1994, are as follows (expressed in thousands):

                                                               1994       1993       1992
                                                              -------    -------    -------
    United States, current..................................  $ 7,500    $ 2,800    $ 1,500
    United States, deferred(a)..............................    8,374     12,360      8,672
    Foreign, current........................................     (357)      (179)        20
                                                              -------    -------    -------
              Total.........................................  $15,517    $14,981    $10,192
                                                              =======    =======    =======

- ---------------

(a) Excludes $165,000 of deferred tax benefits on a $472,000 extraordinary loss in 1994.

     Total federal income tax expense (benefit) for each of the three years in the period ended December 31, 1994, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as follows: (expressed as a percent of pretax income):

                                                                   1994      1993      1992
                                                                   ----      ----      ----
    Federal statutory income tax rate............................  35.0%     35.0%     34.0%
    Increases (reductions) resulting from:
      Statutory depletion in excess of tax basis.................  (0.1)     (0.4)     (0.1)
      Foreign taxes..............................................   0.9       2.9       1.4
      Other......................................................   0.4        --       0.2
                                                                   ----      ----      ----
                                                                   36.2%     37.5%     35.5%
                                                                   ====      ====      ====

     The deferred federal income tax provision is the result of the difference between deferred tax liabilities determined at each balance sheet date. The deferred tax liabilities are determined by applying current tax laws to temporary differences in the recognition of revenue and expense for tax and financial purposes. The principal components of the Company's deferred income tax liability include the following at December 31, 1994 and 1993 (expressed in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Temporary differences arise primarily from the following --
      Intangible drilling costs, capitalized and amortized for
         financial statement purposes and deducted for income tax
         purposes..................................................  $132,500     $112,135
      Differences in depletion and depreciation rates used for
         tangible assets for financial and income tax purposes.....   (78,457)     (56,136)
      Charges to property and equipment, expensed for financial
         statement purposes, and capitalized and amortized for
         income tax purposes.......................................   (35,266)     (38,243)
      Interest charges, capitalized and amortized for financial
         statement purposes and deducted for income tax purposes...    17,710       16,800
      Income tax carryforward credits..............................        --       (4,832)
                                                                     --------     --------
      Deferred tax liability.......................................  $ 36,487     $ 29,724
                                                                     ========     ========

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(3) LONG-TERM DEBT

     Long-term debt and the amount due within one year at December 31, 1994 and 1993, consists of the following (dollars expressed in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Senior debt --
      Bank revolving credit agreements debt:
         Prime rate based loans, borrowings at December 31, 1993 at
           an interest rate of 5.75%...............................  $     --     $ 27,000
         LIBO Rate based loans, borrowings at December 31, 1994 and
           1993 at average interest rates of 7.63% and 5.20%,
           respectively............................................    14,000       40,000
                                                                     --------     --------
              Total bank revolving credit agreement debt...........    14,000       67,000
      Uncommitted credit lines with banks, borrowings at December
         31, 1994 at an average interest rate of 7.21%.............     7,000           --
                                                                     --------     --------
    Total senior debt..............................................    21,000       67,000
                                                                     --------     --------
    Subordinated debt --
      5 1/2% Convertible subordinated notes, due 2004..............    86,250           --
      8% Convertible subordinated debentures, due 2005, $1,282
         sinking fund requirement in 1995 and a $3,000 annual
         sinking fund requirement thereafter.......................    43,281       43,539
      10.25% Convertible subordinated notes, due 1999, and retired
         on April 18, 1994.........................................        --       24,000
                                                                     --------     --------
    Total subordinated debt........................................   129,531       67,539
                                                                     --------     --------
    Total debt.....................................................   150,531      134,539
                                                                     --------     --------
    Amount due within one year --
      Current portion of long-term debt, consisting of sinking fund requirements on:
         8% Debentures.............................................    (1,282)          --
         10.25% Notes..............................................        --       (4,000)
                                                                     --------     --------
    Long-term debt.................................................  $149,249     $130,539
                                                                     ========     ========

     The bank revolving credit agreement entered into in December, 1993, extends to the Company a $100,000,000 revolving/term credit facility which will be fully revolving until June 29, 1996 and will convert to a term loan with eight quarterly installments commencing July 31, 1996. The amount that may be borrowed under the facility may not exceed a borrowing base, determined semiannually by the lenders based on the discounted present value of the Company's oil and gas reserves and the provisions of the agreement. The borrowing base currently exceeds $100,000,000. The agreement provides that total debt and total debt for borrowed money, as defined, may not exceed $230,000,000 and $200,000,000, respectively. The facility is governed by various financial covenants including the maintenance of positive working capital (excluding current maturities of debt), a fixed charge ratio, as defined, of 1.7 or greater, a $10,000,000 limit on other senior debt, and a $10,000,000 limit on prepayment (without refinancing) of subordinated debt in any one year and $20,000,000 in total through July 31, 1996. Upon the occurrence of an event of default or certain other specified events, the banks would be entitled to a security interest in the borrowing base properties, which constitute substantially all of the Company's domestic oil and gas properties. Borrowings under the facility bear interest at a Base (Prime) rate, certificate of deposit rate plus 1 5/8%, or LIBOR plus 1 1/2%, at the Company's option. A commitment fee of 1/2 of 1% per annum of the unborrowed amount under the facility is

                     POGO PRODUCING COMPANY & SUBSIDIARIES
also due. The Company incurred commitment fees of $409,000 in 1994, $149,000 in 1993, and $80,000 in 1992 under this and a prior revolving credit agreement.

     The Company has entered into separate letter agreements with two banks under which each bank may provide a $10,000,000 uncommitted line of credit. The two $10,000,000 lines of credit are on an as available or offered basis and the banks have no obligations to make any advances under the lines. Loans made under the agreements are for a maximum term of 30 days and are reflected as long-term as the Company has the intent and ability to reborrow such amounts under its bank revolving credit agreement discussed above. The agreements may be terminated at any time by the Company or either bank.

     The 5 1/2% convertible subordinated notes, due 2004 (the "5 1/2% Notes") are convertible into Common Stock at $22.188 per share subject to adjustment upon the occurrence of certain events. The 5 1/2% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 1998, at a redemption price of 103.3% and decreasing percentages thereafter. No sinking fund is provided. The 5 1/2% Notes are redeemable at the option of the holder, upon the occurrence of a repurchase event (a change in control, as defined), at 100% of the principal amount.

     The 8% convertible subordinated debentures, due 2005 (the "8% Debentures") are convertible into Common Stock at $39.50 per share subject to adjustments under certain circumstances, including stock splits. The 8% Debentures are redeemable at the option of the Company at 102.4% through December 30, 1995, and decreasing percentages thereafter, and are subject to mandatory annual sinking fund requirements of $3,000,000 which commenced December 31, 1990. Such requirements will be sufficient to retire all but $15,000,000 of the issue prior to maturity. As of December 31, 1994, the Company has purchased $13,998,000 principal amount of the bonds at less than face value resulting in both ordinary and extraordinary gains. The Company has tendered $12,000,000 principal amount of the bonds to the trustee in satisfaction of sinking fund requirements and $280,000 principal amount of the bonds have been called by the trustee. The Company currently has $1,718,000 principal amount of bonds purchased in excess of current sinking fund requirements which may be tendered in satisfaction of future sinking fund requirements.

     Current maturities and sinking fund requirements during the next five years in connection with the above long-term debt are $1,282,000 in 1995, $9,300,000 in 1996, $13,500,000 in 1997, $7,200,000 in 1998 and $3,000,000 in 1999.
Included in the current maturities reflected above are $6,300,000 in 1996, $10,500,000 in 1997, and $4,200,000 in 1998 relative to bank debt. The Company has established a history of refinancing its bank debt before scheduled maturities and expects to do so again before the amortization of bank debt commences in 1996.

(4) SALES TO MAJOR CUSTOMERS

     The Company is an oil and gas exploration and production company that generally sells its oil and gas to numerous customers on a month-to-month basis. Sales to the following customers exceeded 10 percent of revenues during the years indicated (expressed in thousands):

                                                               1994       1993       1992
                                                              -------    -------    -------
    Enron Corp. and its affiliate EOTT Energy Partners
      L.P. .................................................  $27,630    $16,437    $    --
    Coastal Gas Marketing Company (an affiliate of The
      Coastal Corporation)..................................  $27,609    $ 4,682    $ 3,830
    Scurlock Permian Corp. (a subsidiary of Ashland Inc.)...  $21,134    $38,510    $39,729

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(5) CREDIT RISK

     Substantially all the Company's accounts receivable at December 31, 1994, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables generally have not been material. No known material credit losses were experienced during 1994.

(6) EMPLOYEE BENEFITS

     A total of 3,476,430 shares of Common Stock are reserved for issuance to key employees and non-employee directors under the Company's stock option plans. The stock option plans authorize the granting of options at prices equivalent to the market value at the date of grant. Options generally become exercisable in three annual installments commencing one year after the date granted and, if not exercised, expire 10 years from the date of grant. At January 1, 1994, 1,490,676 shares were issuable under stock options outstanding. Options for 291,000 shares were granted during 1994 at prices ranging from $19.13 to $22.25 per share. During 1994, 376,639 options were exercised at prices ranging from $4.38 to $17.44 per share and options to purchase 17,500 shares at a price of $16.25 were cancelled. At December 31, 1994, options to purchase 1,387,537 shares were outstanding (902,455 were exercisable) at prices ranging from $4.38 to $22.25.

     The Company has a tax-advantaged savings plan in which all salaried employees may participate. Under such plan, a participating employee may allocate up to 10% of his salary, and the Company makes matching contributions of up to 6% thereof. Funds contributed by the employee and the matching funds contributed by the Company are held in trust by a bank trustee in six separate funds. Amounts contributed by the employee and earnings and accretions thereon may be used to purchase shares of Common Stock, invest in a money market fund or invest in four stock, bond, or blended stock and bond mutual funds according to instructions from the employee. Matching funds contributed to the savings plan by the Company are invested only in Common Stock. The Company contributed $375,000 to the savings plan in 1994, $125,000 in 1993, and $288,000 in 1992.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     A trusteed retirement plan has been adopted by the Company for its salaried employees. The benefits are based on years of service and the employee's average compensation for five consecutive years within the final ten years of service which produce the highest average compensation. The Company makes annual contributions to the plan in the amount of retirement plan cost accrued or the maximum amount which can be deducted for federal income tax purposes. The following table sets forth the plan's funded status (in thousands of dollars) as of December 31, 1994, 1993, and 1992.

                                                               1994       1993       1992
                                                              -------    -------    -------
    Actuarial present value (discounted at 8 1/2, 7 1/2, and
      8 1/4%, respectively) of benefit obligations:
      Accumulated benefit obligations --
         Vested.............................................  $ 3,940    $ 4,019    $ 3,120
         Non-vested.........................................      820        717        701
                                                              -------    -------    -------
         Total accumulated benefit obligations..............    4,760      4,736      3,821
      Projected salary increases (escalated at 6%) and other
         changes............................................    1,434      1,500      2,653
                                                              -------    -------    -------
      Projected benefit obligations for service rendered to
         date...............................................    6,194      6,236      6,474
    Plan assets at fair value, primarily listed securities
      with an expected long-term rate of return of 8 1/2%...   13,988     13,481     13,830
                                                              -------    -------    -------
    Plan assets in excess of projected benefit
      obligations...........................................    7,794      7,245      7,356
    Unrecognized:
      Net overfunding being recognized over 15 years........     (646)      (750)      (853)
      Net gain arising from the difference between actual
         experience and that assumed........................   (3,443)    (3,209)    (3,956)
      Prior service cost....................................     (430)      (473)       (41)
                                                              -------    -------    -------
    Accrued retirement plan asset...........................  $ 3,275    $ 2,813    $ 2,506
                                                              =======    =======    =======
    Retirement plan cost (benefit) for 1994, 1993, and 1992
      included the following components:
         Service cost, benefits accruing each year with
           proration for future salary increases............  $   499    $   611    $   514
         Interest cost on projected benefit obligations.....      476        524        451
         Actual return on plan assets.......................   (1,139)    (1,164)    (1,141)
         Net amortization and deferral......................     (298)      (278)      (360)
                                                              -------    -------    -------
         Accrued retirement plan cost (benefit).............  $  (462)   $  (307)   $  (536)
                                                              =======    =======    =======

     Effective January 1, 1992, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company currently provides full medical benefits to its retired employees and dependents. For current employees, the Company assumes all or a portion of postretirement medical and term life insurance costs based on the employee's age and length of service with the Company. The postretirement medical plan has no assets and is currently funded by the Company on a pay-as-you-go basis.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The following is an analysis (in thousands of dollars) of the annual expense and activity in the deferred cost and benefits obligation accounts for 1992, 1993 and 1994. The computation assumes that future increases in medical costs will trend down from 13% to 7% per year over the next 12 years for purposes of estimating future costs. The medical cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed medical cost trend rate by one percent in each year would increase the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1994 by $196,000 and the accumulated postretirement benefit obligation as of December 31, 1994, by $897,000.

                                                               ANNUAL     DEFERRED     BENEFIT
                                                               EXPENSE     COSTS      OBLIGATION
                                                               -------    --------    ----------
    Transition obligation at January 1, 1992.................              $4,263      $ (4,263)
    Amortization of transition costs over 14 years
      representing the average remaining service period of
      eligible employees.....................................  $  305        (305)          305
    Service cost, including interest.........................     303
    Interest cost on transition obligation...................     362
                                                               -------
    1992 expense.............................................  $  970                      (970)
                                                               ======
    Current benefits paid....................................                               170
                                                                          --------    ----------
    Balance at December 31, 1992.............................               3,958        (4,758)
    Amortization of transition costs over 14 years...........  $  305        (305)          305
    Service cost, including interest.........................     368
    Interest cost on transition obligation...................     407
                                                               -------
    1993 expense.............................................  $1,080                    (1,080)
                                                               ======
    Current benefits paid....................................                               246
    Unrecognized net loss....................................                            (1,400)
                                                                          --------    ----------
    Balance at December 31, 1993.............................               3,653        (6,687)
    Amortization of transition costs over 14 years...........  $  304        (304)          304
    Amortization of net loss from earlier periods............      57                        57
    Service cost, including interest.........................     395
    Interest cost on transition obligation...................     494
                                                               -------
    1994 expense.............................................  $1,250                    (1,250)
                                                               ======
    Current benefits paid....................................                               126
    Unrecognized net gain....................................                             1,963
                                                                          --------
    Balance at December 31, 1994.............................              $3,349
                                                                           ======
    Plan assets at fair value................................                                --
                                                                                      ----------
    Funded status at December 31, 1994 (discounted at
      8 1/2%)................................................                          $ (5,487)
                                                                                       ========

     The accumulated postretirement benefit obligation (in thousands of dollars) at December 31, 1994 is attributable to the following groups:

    Retirees and beneficiaries.................................................  $ 2,234
    Dependents of retirees.....................................................    1,014
    Fully eligible active employees............................................      833
    Active employees, not fully eligible.......................................    1,406
                                                                                 -------
                                                                                 $ 5,487
                                                                                 =======

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  Cash and Cash Investments

     Fair value is carrying value as no cash equivalents or cash investments are included in the balances as of December 31, 1994 and 1993.

  Debt

             INSTRUMENT                          BASIS OF FAIR VALUE ESTIMATE
             ----------                          ----------------------------
Bank revolving credit agreement       Fair value is carrying value as of December 31,
                                      1994 and 1993, based on 1993 negotiations with the
                                      lenders and the market value interest rates.

Uncommitted credit lines with banks   Fair value is carrying value as of December 31,
                                      1994 based on recent negotiations with the lenders
                                      and the market value interest rates.

5 1/2% Notes                          Fair value is 94% of carrying value as of December
                                      31, 1994 based on the quoted market price for this
                                      publicly traded debt.

8% Debentures                         Fair value is 98.75% and 99.5%, of carrying value
                                      as of December 31, 1994 and 1993, respectively,
                                      based on the quoted market prices for this
                                      publicly traded debt.

10.25% Notes                          Fair value is 103.7% of carrying value at December
                                      31, 1993 based on the redemption premium.

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 1994 and 1993 (in thousands of dollars) are as follows:

                                                         1994                    1993
                                                 --------------------    --------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
                                                  VALUE       VALUE       VALUE       VALUE
                                                 --------    --------    --------    --------
    Cash and cash investments..................  $  2,922    $  2,922    $  6,713    $  6,713
    Debt:
      Bank revolving credit agreement..........   (14,000)    (14,000)    (67,000)    (67,000)
      Uncommitted credit lines with banks......    (7,000)     (7,000)         --          --
      5 1/2% Notes.............................   (86,250)    (81,075)         --          --
      8% Debentures............................   (43,281)    (42,740)    (43,539)    (43,321)
      10.25% Notes.............................        --          --     (24,000)    (24,888)

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

                                                                        UNITED     KINGDOM OF
                                                           TOTAL        STATES      THAILAND
                                                          --------     --------    ----------
                                                               (EXPRESSED IN THOUSANDS)
                                                                         1994
                                                          -----------------------------------

    Oil and gas revenues................................  $173,556     $173,518     $     38
    Lease operating expense.............................   (29,768)     (29,768)          --
    Exploration expense.................................    (5,257)      (3,931)      (1,326)
    Dry hole and impairment expense.....................    (7,088)      (7,088)          --
    Depreciation, depletion and amortization expense....   (62,723)     (62,690)         (33)
                                                          --------     --------    ----------
    Pretax operating results............................    68,720       70,041       (1,321)
    Income tax (expense) benefit........................   (24,262)     (24,619)         357
                                                          --------     --------    ----------
    Operating results...................................  $ 44,458     $ 45,422     $   (964)
                                                          ========     ========     ========

                                                                         1993
                                                          -----------------------------------
    Oil and gas revenues................................  $136,553     $136,525     $     28
    Lease operating expense.............................   (26,633)     (26,633)          --
    Exploration expense.................................    (2,455)      (1,060)      (1,395)
    Dry hole and impairment expense.....................    (4,690)      (2,737)      (1,953)
    Depreciation, depletion and amortization expense....   (40,224)     (40,193)         (31)
                                                          --------     --------    ----------
    Pretax operating results............................    62,551       65,902       (3,351)
    Income tax (expense) benefit........................   (22,712)     (22,891)         179
                                                          --------     --------    ----------
    Operating results...................................  $ 39,839     $ 43,011     $ (3,172)
                                                          ========     ========     ========

                                                                         1992
                                                          -----------------------------------
    Oil and gas revenues................................  $139,128     $139,128     $     --
    Lease operating expense.............................   (25,842)     (25,842)          --
    Exploration expense.................................    (3,102)      (1,876)      (1,226)
    Dry hole and impairment expense.....................    (9,314)      (9,314)          --
    Depreciation, depletion and amortization expense....   (41,849)     (41,834)         (15)
                                                          --------     --------    ----------
    Pretax operating results............................    59,021       60,262       (1,241)
    Income tax expense..................................   (20,510)     (20,490)         (20)
                                                          --------     --------    ----------
    Operating results...................................  $ 38,511     $ 39,772     $ (1,261)
                                                          ========     ========     ========

     The following table sets forth the Company's capitalized costs (expressed in thousands) incurred for oil and gas producing activities during the years indicated.

                                                             1994        1993        1992
                                                           --------     -------     -------
    Capitalized costs incurred:
      Property acquisition (United States)...............  $ 36,354     $ 1,520     $11,578
      Exploration --
         United States...................................     5,803       8,267       3,865
         Kingdom of Thailand.............................     5,022       4,583       1,412
      Development (United States)........................    67,143      57,648      20,717
      Interest capitalized (United States)...............       739         451         391
                                                           --------     -------     -------
                                                           $115,061     $72,469     $37,963
                                                           ========     =======     =======
    Provision for depreciation, depletion and
      amortization:
      United States......................................  $ 62,690     $40,193     $41,834
      Kingdom of Thailand................................        33          31          15
                                                           --------     -------     -------
                                                           $ 62,723     $40,224     $41,849
                                                           ========     =======     =======

     The following information regarding estimates of the Company's proved oil and gas reserves, which are located offshore in United States waters of the Gulf of Mexico, onshore in the United States and offshore in the Kingdom of Thailand is based on reports prepared by Ryder Scott Company Petroleum Engineers. Their summary report dated February 3, 1995 is set forth as an exhibit to this Form 10-K and includes definitions and assumptions that served as the basis for the discussions under the caption "Item 1, Business -- Exploration and Production Data -- Reserves." Such definitions and assumptions should be referred to in connection with the following information.

                          ESTIMATES OF PROVED RESERVES

                                                                      OIL,
                                                                 CONDENSATE AND
                                                                  NATURAL GAS
                                                                    LIQUIDS        NATURAL GAS
                                                                    (BBLS.)          (MMCF)
                                                                 --------------    -----------
    Proved reserves (located in the United States) as of
      December 31, 1991........................................    18,818,091        202,735
      Revisions of previous estimates..........................     1,721,385         20,284
      Extensions, discoveries, and other additions (including
         2,576,907 barrels and 10,668 MMcf located in the
         Kingdom of Thailand)..................................     5,486,273         19,126
      Purchase of properties...................................       335,750         10,237
      Sales of properties......................................      (194,606)        (4,733)
      Estimated 1992 production................................    (3,611,105)       (40,581)
                                                                 --------------    -----------
    Proved reserves (located in the United States except for
      2,576,907 barrels and 10,668 MMcf located in the Kingdom
      of Thailand) as of December 31, 1992.....................    22,555,788        207,068
      Revisions of previous estimates..........................       342,022          1,148
      Extensions, discoveries, and other additions (including
         2,847,906 barrels and 22,806 MMcf located in the
         Kingdom of Thailand)..................................     9,764,408         55,626
      Purchase of properties...................................       182,610         13,192
      Sales of properties......................................      (356,514)       (11,849)
      Estimated 1993 production................................    (4,219,873)       (32,319)
                                                                 --------------    -----------

                                                                      OIL,
                                                                 CONDENSATE AND
                                                                  NATURAL GAS
                                                                    LIQUIDS        NATURAL GAS
                                                                    (BBLS.)          (MMCF)
                                                                 --------------    -----------
    Proved reserves (located in the United States except for
      5,424,813 barrels and 33,474 MMcf located in the Kingdom
      of Thailand) as of December 31, 1993.....................    28,268,441        232,866
      Revisions of previous estimates..........................     1,286,984         (2,558)
      Extensions, discoveries, and other additions (including
         2,249,559 barrels and 23,265 MMcf located in the
         Kingdom of Thailand)..................................     6,565,442         49,517
      Purchase of properties...................................     2,686,919         15,792
      Sales of properties......................................          (497)          (109)
      Estimated 1994 production................................    (4,945,677)       (52,618)
                                                                 --------------    -----------
    Proved reserves (located in the United States except for
      7,674,372 barrels and 56,739 MMcf located in the Kingdom
      of Thailand) as of December 31, 1994.....................    33,861,612        242,890
                                                                  ===========      =========
    Proved developed reserves (located in the United States) as of:
      December 31, 1991........................................    17,549,830        188,090
      December 31, 1992........................................    18,798,149        175,523
      December 31, 1993........................................    20,976,194        183,139
      December 31, 1994........................................    24,669,755        178,518

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

       NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- UNAUDITED

                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                             (EXPRESSED IN THOUSANDS)
                                                                             1994
                                                             ------------------------------------
Future gross revenues......................................  $ 985,888    $ 720,086     $265,802
Future production costs:
  Lease operating expense..................................   (253,140)    (192,834)     (60,306)
Future development and abandonment costs...................   (180,839)     (86,684)     (94,155)
                                                             ---------    ---------    ----------
Future net cash flows before income taxes..................    551,909      440,568      111,341
Discount at 10% per annum..................................   (168,929)    (109,700)     (59,229)
                                                             ---------    ---------    ----------
Discounted future net cash flow before income taxes........    382,980      330,868       52,112
Future income taxes, net of discount at 10% per annum......    (92,911)     (73,602)     (19,309)
                                                             ---------    ---------    ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves..................  $ 290,069    $ 257,266     $ 32,803
                                                             =========    =========     ========
                                                                             1993
                                                             ------------------------------------
Future gross revenues......................................  $ 869,783    $ 744,201     $125,582
Future production costs:
  Lease operating expense..................................   (186,464)    (158,934)     (27,530)
Future development and abandonment costs...................   (133,258)     (79,735)     (53,523)
                                                             ---------    ---------    ----------
Future net cash flows before income taxes..................    550,061      505,532       44,529
Discount at 10% per annum..................................   (146,221)    (118,858)     (27,363)
                                                             ---------    ---------    ----------
Discounted future net cash flow before income taxes........    403,840      386,674       17,166
Future income taxes, net of discount at 10% per annum......   (103,580)     (98,788)      (4,792)
                                                             ---------    ---------    ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves..................  $ 300,260    $ 287,886     $ 12,374
                                                             =========    =========     ========

                                                                             1992
                                                             ------------------------------------
Future gross revenues......................................  $ 856,238    $ 791,865     $ 64,373
Future production costs:
  Lease operating expense..................................   (179,721)    (173,355)      (6,366)
Future development and abandonment costs...................   (105,843)     (80,887)     (24,956)
                                                             ---------    ---------    ----------
Future net cash flows before income taxes..................    570,674      537,623       33,051
Discount at 10% per annum..................................   (165,573)    (146,730)     (18,843)
                                                             ---------    ---------    ----------
Discounted future net cash flow before income taxes........    405,101      390,893       14,208
Future income taxes, net of discount at 10% per annum......    (97,444)     (91,848)      (5,596)
                                                             ---------    ---------    ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves..................  $ 307,657    $ 299,045     $  8,612
                                                             =========    =========     ========

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

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

    NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- UNAUDITED --
                                 (CONTINUED)

          3. The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs based on year end cost estimates, and the estimated effect of future income taxes. These cost estimates are subject to some uncertainty, particularly those estimates relating to the Company's properties located in the Kingdom of Thailand.

     The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows. All amounts are related to changes in reserves located in the United States unless otherwise noted.

                                                                 YEAR ENDED DECEMBER 31, 1994
                                                             ------------------------------------
                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                             (EXPRESSED IN THOUSANDS)
Beginning balance..........................................  $ 300,260    $ 287,886     $ 12,374
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............    (30,813)     (44,948)      14,135
  Net changes due to revisions in quantity estimates.......      5,947        5,947           --
  Net changes in estimates of future development costs.....    (45,370)     (47,880)       2,510
  Accretion of discount....................................     40,384       38,667        1,717
  Changes in production rate...............................      1,162       (9,574)      10,736
  Other....................................................      5,326        5,421          (95)
                                                             ---------    ---------    ----------
          Total revisions..................................    (23,364)     (52,367)      29,003
New field discoveries and extensions, net of future
  production and development costs.........................     59,047       53,104        5,943
Purchases of properties....................................     22,973       22,973           --
Sales of properties........................................     (4,114)      (4,114)          --
Sales of oil and gas produced, net of production costs.....   (143,655)    (143,655)          --
Previously estimated development costs incurred............     68,252       68,252           --
Net change in income taxes.................................     10,670       25,187      (14,517)
                                                             ---------    ---------    ----------
          Net change in standardized measure of discounted
            future net cash flows..........................    (10,191)     (30,620)      20,429
                                                             ---------    ---------    ----------
Ending balance.............................................  $ 290,069    $ 257,266     $ 32,803
                                                             =========    =========     ========

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

    NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- UNAUDITED --
                                 (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31, 1993
                                                             ------------------------------------
                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                                  (EXPRESSED IN THOUSANDS)
Beginning balance..........................................  $ 307,657    $ 299,045     $  8,612
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............    (41,775)     (34,842)      (6,933)
  Net changes due to revisions in quantity estimates.......      4,066        4,066           --
  Net changes in estimates of future development costs.....        662         (871)       1,533
  Accretion of discount....................................     40,510       39,089        1,421
  Changes in production rate...............................      5,134        6,728       (1,594)
  Other....................................................      2,278        3,935       (1,657)
                                                             ---------    ---------    ----------
          Total revisions..................................     10,875       18,105       (7,230)
New field discoveries and extensions, net of future
  production and development costs.........................     39,247       29,059       10,188
Purchases of properties....................................     22,516       22,516           --
Sales of properties........................................    (19,633)     (19,633)          --
Sales of oil and gas produced, net of production costs.....   (110,870)    (110,870)          --
Previously estimated development costs incurred............     56,604       56,604           --
Net change in income taxes.................................     (6,136)      (6,940)         804
                                                             ---------    ---------    ----------
          Net change in standardized measure of discounted
            future net cash flows..........................     (7,397)     (11,159)       3,762
                                                             ---------    ---------    ----------
Ending balance.............................................  $ 300,260    $ 287,886     $ 12,374
                                                             =========    =========     ========

                                                                 YEAR ENDED DECEMBER 31, 1992
                                                             ------------------------------------
                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                                  (EXPRESSED IN THOUSANDS)
Beginning balance..........................................  $ 273,331    $ 273,331     $     --
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............     38,348       38,348           --
  Net changes due to revisions in quantity estimates.......     42,829       42,829           --
  Net changes in estimates of future development costs.....    (21,015)     (21,015)          --
  Accretion of discount....................................     34,975       34,975           --
  Changes in production rate...............................     (5,733)      (5,733)          --
  Other....................................................      6,607        6,607           --
                                                             ---------    ---------    ----------
          Total revisions..................................     96,011       96,011           --
New field discoveries and extensions, net of future
  production and development costs.........................     43,760       29,552       14,208
Purchases of properties....................................     13,870       13,870           --
Sales of properties........................................     (7,430)      (7,430)          --
Sales of oil and gas produced, net of production costs.....   (111,581)    (111,581)          --
Previously estimated development costs incurred............     20,717       20,717           --
Net change in income taxes.................................    (21,021)     (15,425)      (5,596)
                                                             ---------    ---------    ----------
          Net change in standardized measure of discounted
            future net cash flows..........................     34,326       25,714        8,612
                                                             ---------    ---------    ----------
Ending balance.............................................  $ 307,657    $ 299,045     $  8,612
                                                             =========    =========     ========

QUARTERLY RESULTS -- UNAUDITED

     Summaries of the Company's results of operations by quarter for the years 1994 and 1993 are as follows:

                                                                    QUARTER ENDED
                                                -----------------------------------------------------
                                                MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                --------     -------     ------------     -----------
                                                 (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1994
Revenues......................................  $ 37,892     $49,734       $   46,452       $  39,530
Gross profit(a)...............................  $ 17,355     $21,782       $   17,762       $  11,288
Income before extraordinary loss..............  $  7,278     $ 9,903       $    7,433       $   2,760
Extraordinary loss on early extinguishment of
  debt........................................        --     $  (307)              --              --
Net income....................................  $  7,278     $ 9,596       $    7,433       $   2,760
Earnings per share:
  Primary --
     Income before extraordinary loss.........  $   0.22     $  0.30       $     0.22       $    0.08
     Extraordinary loss.......................        --     $ (0.01)              --              --
     Net income...............................  $   0.22     $  0.29       $     0.22       $    0.08
  Fully diluted --
     Income before extraordinary loss.........  $   0.22     $  0.29       $     0.22       $    0.08
     Extraordinary loss.......................        --     $ (0.01)              --              --
     Net income...............................  $   0.22     $  0.28       $     0.22       $    0.08

1993
Revenues......................................  $ 34,681     $34,533       $   37,210       $  33,130
Gross profit(a)...............................  $ 17,331     $15,391       $   17,903       $  14,458
Net income....................................  $  7,160     $ 5,596       $    7,161       $   5,144
Earnings per share
  (primary and fully diluted).................  $   0.22     $  0.17       $     0.22       $    0.16

- ---------------

(a) Represents revenues less lease operating, exploration, dry hole and impairment, and depreciation depletion and amortization expenses.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding nominees and continuing directors in the Company's definitive Proxy Statement for its annual meeting to be held on April 25, 1995, to be filed within 120 days of December 31, 1994 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Company's "1995 Proxy Statement"), is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information regarding executive compensation in the Company's 1995 Proxy Statement, other than the information regarding the Compensation Committee Report on Executive Compensation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information regarding ownership of the Company securities by management and certain other beneficial owners in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions with management in the Company's 1995 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

        1. Financial Statements and Supplementary Data:

                                                                            PAGE
                                                                            ----
            Report of Independent Public Accountants......................   30
            Consolidated statements of income.............................   31
            Consolidated balance sheets...................................   32
            Consolidated statements of cash flows.........................   33
            Consolidated statements of shareholders' equity...............   34
            Notes to consolidated financial statements....................   35

        2. Financial Statement Schedules:

           All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

        3. Exhibits:

        * 3(a)            --   Restated Certificate of Incorporation of Pogo Producing Company.
                               (Exhibit 3(a), Annual Report on Form 10-K for the year ended
                               December 31, 1987, File No. 0-5468).

        * 3(a)(i)         --   Certificate of Designation, Preferences and Rights of Preferred
                               Stock of Pogo Producing Company, dated March 25, 1987. (Exhibit
                               3(a)(1), Annual Report on Form 10-K for the year ended December
                               31, 1987, File No. 0-5468).

        * 3(b)            --   Bylaws of Pogo Producing Company, as amended and restated through
                               July 24, 1990. (Exhibit 3(a), Quarterly Report on Form 10-Q for
                               the quarter ended June 30, 1990, File No. 0-5468).

        * 4(a)(i)         --   Credit Agreement dated as of September 23, 1992, among Pogo
                               Producing Company, the lenders party thereto, Bank of Montreal as
                               Agent, and Banque Paribas as Co-Agent. (Exhibit 10(a), Quarterly
                               Report on Form 10-Q for the quarter ended September 30, 1992, File
                               No. 1-7792).

        * 4(a)(ii)        --   First Amendment dated as of September 30, 1992 to Credit Agreement dated as of September 23, 1992, among Pogo Producing Company, the lenders party thereto, Bank of Montreal as Agent, and Banque
                               Paribas as Co-Agent. (Exhibit 4(a)(ii), Annual Report of Form 10-K
                               for the year ended December 31, 1993, File No. 1-7792).

        * 4(a)(iii)       --   Second Amendment dated as of December 31, 1993 to Credit Agreement dated as of September 23, 1992, among Pogo Producing Company, the lenders party thereto, Bank of Montreal as Agent, and Banque
                               Paribas as Co-Agent. (Exhibit 4(a)(iii), Annual Report of Form
                               10-K for the year ended December 31, 1993, File No. 1-7792).

          4(a)(iv)        --   Third Amendment dated as of June 1, 1994 to Credit Agreement dated as of September 23, 1992, among Pogo Producing Company, the lenders party thereto, Bank of Montreal as Agent, and Banque
                               Paribas as Co-Agent.

        * 4(b)            --   Indenture dated as of October 15, 1980 to Chemical Bank, as
                               Trustee. (Exhibit 4, File No. 2-69428).

          4(c)            --   Indenture dated as of March 23, 1994 to Shawmut Bank Connecticut,
                               National Association, as Trustee.

        * 4(d)            --   Rights Agreement dated as of April 26, 1994 between Pogo Producing
                               Company and Harris Trust Company of New York, as Rights Agent.
                               (Exhibit 4, Current Report on Form 8-K filed April 26, 1994, File
                               No. 1-7792).

        * 4(e)            --   Certificate of Designations of Series A Junior Participating
                               Preferred Stock of Pogo Producing Company dated April 26, 1994.
                               (Exhibit 4(d), Registration Statement on Form S-8 filed August 9,
                               1994, File No. 33-54969).

                               Pogo Producing Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of Pogo Producing Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which the total amount of securities authorized does not exceed 10% of the total assets of Pogo
                               Producing Company and its subsidiaries on a consolidated basis.

                               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (comprising Exhib-
                               its 10(a) through 10(f)(14)(ii), inclusive)

        *10(a)            --   1977 Stock Option Plan of Pogo Producing Company, as amended as of
                               September 28, 1981 and July 24, 1984. (Exhibit 10(a), Annual
                               Report on Form 10-K for the year ended December 31, 1984, File No.
                               0-5468).

        *10(a)(1)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (with stock appreciation rights and without employment restrictions). (Exhibit 10(a)(1), Annual Report on From
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(2)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (with stock option appreciation rights and without employment restrictions), (Exhibit 10(a)(2), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(3)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (without stock appreciation rights and with employment restrictions). (Exhibit 10(a)(3), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(4)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (without stock option appreciation rights and with employment restrictions). (Exhibit 10(a)(4), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(5)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (with stock appreciation rights and with employment restrictions). (Exhibit 10(a)(5), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(6)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (with stock option appreciation rights and with employment restrictions). (Exhibit 10(a)(6), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(7)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (without stock appreciation rights and without employment restrictions). (Exhibit 10(a)(7), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(8)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (without stock option appreciation rights and without employment restrictions). (Exhibit 10(a)(8), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(b)            --   1981 Stock Option Plan of Pogo Producing Company, as amended as of
                               July 24, 1984. (Exhibit 10(b), Annual Report on Form 10-K for the
                               year ended December 31, 1984, File No. 0-5468).

        *10(b)(1)         --   Form of Stock Option Agreement under 1981 Nonqualified Stock
                               Option Plan (with stock appreciation rights). Exhibit 10(b)(1),
                               Annual Report on Form 10-K for the year ended December 31, 1981,
                               File No. 0-5468).

        *10(b)(2)         --   Form of Stock Option Agreement under 1981 Nonqualified Stock
                               Option Plan (without stock appreciation rights). Exhibit 10(b)(2),
                               Annual Report on Form 10-K for the year ended December 31, 1981,
                               File No. 0-5468).

        *10(c)            --   1981 Incentive and Nonqualified Stock Option Plan of Pogo
                               Producing Company, as amended as of July 24, 1984. (Exhibit 10(c),
                               Annual Report on Form 10-K for the year ended December 31, 1984,
                               File No. 0-5468).

        *10(c)(1)         --   Form of Stock Option Agreement under 1981 Incentive Stock Option
                               Plan. (Exhibit 10(c)(1), Annual Report of Form 10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(d)            --   1989 Incentive and Nonqualified Stock Option Plan of Pogo
                               Producing Company, as amended and restated effective January 25,
                               1994. (Exhibit 99, Definitive Proxy Statement on Schedule 14A,
                               filed March 22, 1994, File No. 1-7792).

        *10(d)(1)         --   Form of Stock Option Agreement under 1989 Incentive and
                               Nonqualified Stock Option Plan, as amended and restated effective
                               January 22, 1991. (Exhibit 10(d)(1), Annual Report on Form 10-K
                               for the year ended December 31, 1991, File No. 0-5468).

        *10(d)(2)         --   Form of Director Stock Option Agreement under 1989 Incentive and
                               Nonqualified Stock Option Plan as amended and restated effective
                               January 22, 1991. (Exhibit 10(d)(2), Annual Report on Form 10-K
                               for the year ended December 31, 1991, File No. 0-5468).

        *10(e)            --   Form of Letter Agreement respecting treatment of options upon change in control. (Exhibit 19(f), Quarterly Report on Form 10-Q for the quarter ended June 30, 1982. File No. 0-5468).

        *10(f)(1)         --   Employment Agreement by and between Pogo Producing Company and
                               Stuart P. Burbach, dated February 1, 1992. (Exhibit 19(a)(1),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(2)(i)      --   Extension Agreement to Continue Employment Agreement between
                               Stuart P. Burbach and Pogo Producing Company, dated as of February
                               1, 1993. (Exhibit 10(f)(2), Annual Report on Form 10-K for the
                               year ended December 31, 1992, File No. 1-7792).

        *10(f)(2)(ii)     --   Extension Agreement to Continue Employment Agreement between
                               Stuart P. Burbach and Pogo Producing Company, dated as of February
                               1, 1994. (Exhibit 10(f)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(2)(iii)    --   Extension Agreement to Continue Employment Agreement between
                               Stuart B. Burbach and Pogo Producing Company, dated as of February
                               1, 1995.

        *10(f)(3)         --   Employment Agreement by and between Pogo Producing Company and
                               Jerry A. Cooper, dated February 1, 1992. (Exhibit 19(a)(2),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(4)(i)      --   Extension Agreement to Continue Employment Agreement between Jerry
                               A. Cooper and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(4), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(4)(ii)     --   Extension Agreement to Continue Employment Agreement between Jerry
                               A. Cooper and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(4)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(4)(iii)    --   Extension Agreement to Continue Employment Agreement between Jerry
                               A. Cooper and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(5)         --   Employment Agreement by and between Pogo Producing Company and
                               Kenneth R. Good, dated February 1, 1992. (Exhibit 19(a)(3),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(6)(i)      --   Extension Agreement to Continue Employment Agreement between Ken-
                               neth R. Good and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(6), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(6)(ii)     --   Extension Agreement to Continue Employment Agreement between Ken-
                               neth R. Good and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(6)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(6)(iii)    --   Extension Agreement to Continue Employment Agreement between Ken-
                               neth R. Good and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(7)         --   Employment Agreement by and between Pogo Producing Company and R.
                               Phillip Laney, dated February 1, 1992. (Exhibit 19(a)(4),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(8)(i)      --   Extension Agreement to Continue Employment Agreement between R.
                               Phillip Laney and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(8), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(8)(ii)     --   Extension Agreement to Continue Employment Agreement between R.
                               Phillip Laney and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(8)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(8)(iii)    --   Extension Agreement to Continue Employment Agreement between R.
                               Phillip Laney and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(9)         --   Employment Agreement by and between Pogo Producing Company and
                               John O. McCoy, Jr., dated February 1, 1992. (Exhibit 19(a)(5),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(10)(i)     --   Extension Agreement to Continue Employment Agreement between John
                               O. McCoy, Jr. and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(10), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(10)(ii)    --   Extension Agreement to Continue Employment Agreement between John
                               O. McCoy, Jr. and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(10)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(10)(iii)   --   Extension Agreement to Continue Employment Agreement between John
                               O. McCoy, Jr. and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(11)        --   Employment Agreement by and between Pogo Producing Company and D.
                               Stephen Slack, dated February 1, 1992. (Exhibit 19(a)(6),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(12)(i)     --   Extension Agreement to Continue Employment Agreement between D.
                               Stephen Slack and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(12), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(12)(ii)    --   Extension Agreement to Continue Employment Agreement between D.
                               Stephen Slack and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(12)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(12)(iii)   --   Extension Agreement to Continue Employment Agreement between D.
                               Stephen Slack and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(13)        --   Employment Agreement by and between Pogo Producing Company and
                               Paul G. Van Wagenen, dated February 1, 1992. (Exhibit 19(a)(7),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(14)(i)     --   Extension Agreement to Continue Employment Agreement between Paul
                               G. Van Wagenen and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(14), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(14)(ii)    --   Extension Agreement to Continue Employment Agreement between Paul
                               G. Van Wagenen and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(14)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1992, File No. 1-7792).

         10(f)(14)(iii)   --   Extension Agreement to Continue Employment Agreement between Paul
                               G. Van Wagenen and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(g)            --   Undertaking by Pogo Producing Company dated as of August 8, 1977.
                               (Exhibit 10(e), Annual Report on Form 10-K for the year ended
                               December 31, 1980, File No. 0-5468).

        *10(h)            --   Limited partnership agreement of Pogo Gulf Coast, Ltd. (Exhibit
                               19, Quarterly Report on Form 10-Q for the quarter ended June 30,
                               1989, File No. 0-5468).

         21               --   List of Subsidiaries of Pogo Producing Company.

         23(a)            --   Consent of Independent Public Accountants.

         23(b)            --   Consent of Independent Petroleum Engineers.

         24               --   Powers of Attorney from each Director of Pogo Producing Company whose signature is affixed to this Form 10-K for the year ended
                               December 31, 1994.

         27               --   Financial Data Schedule.

         28               --   Summary of Reserve Report of Ryder Scott Company Petroleum
                               Engineers dated February 3, 1995 relating to oil and gas reserves of Pogo Producing Company.

- ---------------
* Asterisk indicates exhibits incorporated by reference as shown.

     (B) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POGO PRODUCING COMPANY
                                                (Registrant)

                                          By:    /s/  PAUL G. VAN WAGENEN
                                            ------------------------------------
                                                    Paul G. Van Wagenen
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 7, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 1995.

                SIGNATURES                                TITLE
- ------------------------------------------    -----------------------------

         /s/  PAUL G. VAN WAGENEN             Principal Executive
- ------------------------------------------    Officer and Director
           Paul G. Van Wagenen
     Chairman of the Board, President
       and Chief Executive Officer

          /s/  D. STEPHEN SLACK               Principal Financial
- ------------------------------------------    Officer and Director
             D. Stephen Slack
       Senior Vice President, Chief
     Financial Officer and Treasurer

           /s/  THOMAS E. HART                Principal Accounting Officer
- ------------------------------------------
              Thomas E. Hart
            Vice President and
                Controller

             TOBIN ARMSTRONG*                 Director
- ------------------------------------------
             Tobin Armstrong

             JACK S. BLANTON*                 Director
- ------------------------------------------
             Jack S. Blanton

            W. M. BRUMLEY, JR.*               Director
- ------------------------------------------
            W. M. Brumley, Jr.

           JOHN B. CARTER, JR.*               Director
- ------------------------------------------
           John B. Carter, Jr.

            WILLIAM L. FISHER*                Director
- ------------------------------------------
            William L. Fisher

                SIGNATURES                                TITLE
                ----------                                -----

            WILLIAM E. GIPSON*                Director
- ------------------------------------------
            William E. Gipson

              GERRIT W. GONG*                 Director
- ------------------------------------------
              Gerrit W. Gong

              J. STUART HUNT*                 Director
- ------------------------------------------
              J. Stuart Hunt

        FREDERICK A. KLINGENSTEIN*            Director
- ------------------------------------------
        Frederick A. Klingenstein

            NICHOLAS R. PETRY*                Director
- ------------------------------------------
            Nicholas R. Petry

             JACK A. VICKERS*                 Director
- ------------------------------------------
             Jack A. Vickers

       *By:      /s/  THOMAS E.HART
- ------------------------------------------
              Thomas E. Hart
             Attorney-in-Fact

                       INDEX TO EXHIBITS




       EXHIBIT
         NO.
        * 3(a)            --   Restated Certificate of Incorporation of Pogo Producing Company.
                               (Exhibit 3(a), Annual Report on Form 10-K for the year ended
                               December 31, 1987, File No. 0-5468).

        * 3(a)(i)         --   Certificate of Designation, Preferences and Rights of Preferred
                               Stock of Pogo Producing Company, dated March 25, 1987. (Exhibit
                               3(a)(1), Annual Report on Form 10-K for the year ended December
                               31, 1987, File No. 0-5468).

        * 3(b)            --   Bylaws of Pogo Producing Company, as amended and restated through
                               July 24, 1990. (Exhibit 3(a), Quarterly Report on Form 10-Q for
                               the quarter ended June 30, 1990, File No. 0-5468).

        * 4(a)(i)         --   Credit Agreement dated as of September 23, 1992, among Pogo
                               Producing Company, the lenders party thereto, Bank of Montreal as
                               Agent, and Banque Paribas as Co-Agent. (Exhibit 10(a), Quarterly
                               Report on Form 10-Q for the quarter ended September 30, 1992, File
                               No. 1-7792).

        * 4(a)(ii)        --   First Amendment dated as of September 30, 1992 to Credit Agreement dated as of September 23, 1992, among Pogo Producing Company, the lenders party thereto, Bank of Montreal as Agent, and Banque
                               Paribas as Co-Agent. (Exhibit 4(a)(ii), Annual Report of Form 10-K
                               for the year ended December 31, 1993, File No. 1-7792).

        * 4(a)(iii)       --   Second Amendment dated as of December 31, 1993 to Credit Agreement dated as of September 23, 1992, among Pogo Producing Company, the lenders party thereto, Bank of Montreal as Agent, and Banque
                               Paribas as Co-Agent. (Exhibit 4(a)(iii), Annual Report of Form
                               10-K for the year ended December 31, 1993, File No. 1-7792).

          4(a)(iv)        --   Third Amendment dated as of June 1, 1994 to Credit Agreement dated as of September 23, 1992, among Pogo Producing Company, the lenders party thereto, Bank of Montreal as Agent, and Banque
                               Paribas as Co-Agent.

        * 4(b)            --   Indenture dated as of October 15, 1980 to Chemical Bank, as
                               Trustee. (Exhibit 4, File No. 2-69428).

          4(c)            --   Indenture dated as of March 23, 1994 to Shawmut Bank Connecticut,
                               National Association, as Trustee.

        * 4(d)            --   Rights Agreement dated as of April 26, 1994 between Pogo Producing
                               Company and Harris Trust Company of New York, as Rights Agent.
                               (Exhibit 4, Current Report on Form 8-K filed April 26, 1994, File
                               No. 1-7792).

        * 4(e)            --   Certificate of Designations of Series A Junior Participating
                               Preferred Stock of Pogo Producing Company dated April 26, 1994.
                               (Exhibit 4(d), Registration Statement on Form S-8 filed August 9,
                               1994, File No. 33-54969).

                               Pogo Producing Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of Pogo Producing Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which the total amount of securities authorized does not exceed 10% of the total assets of Pogo
                               Producing Company and its subsidiaries on a consolidated basis.

                               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (comprising Exhib-
                               its 10(a) through 10(f)(14)(ii), inclusive)

        *10(a)            --   1977 Stock Option Plan of Pogo Producing Company, as amended as of
                               September 28, 1981 and July 24, 1984. (Exhibit 10(a), Annual
                               Report on Form 10-K for the year ended December 31, 1984, File No.
                               0-5468).

        *10(a)(1)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (with stock appreciation rights and without employment restrictions). (Exhibit 10(a)(1), Annual Report on From
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(2)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (with stock option appreciation rights and without employment restrictions), (Exhibit 10(a)(2), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(3)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (without stock appreciation rights and with employment restrictions). (Exhibit 10(a)(3), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(4)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (without stock option appreciation rights and with employment restrictions). (Exhibit 10(a)(4), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(5)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (with stock appreciation rights and with employment restrictions). (Exhibit 10(a)(5), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(6)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (with stock option appreciation rights and with employment restrictions). (Exhibit 10(a)(6), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(7)         --   Form of Amended Nonqualified Stock Option Agreement under 1977
                               Stock Option Plan (without stock appreciation rights and without employment restrictions). (Exhibit 10(a)(7), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(a)(8)         --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                               Option Plan (without stock option appreciation rights and without employment restrictions). (Exhibit 10(a)(8), Annual Report on Form
                               10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(b)            --   1981 Stock Option Plan of Pogo Producing Company, as amended as of
                               July 24, 1984. (Exhibit 10(b), Annual Report on Form 10-K for the
                               year ended December 31, 1984, File No. 0-5468).

        *10(b)(1)         --   Form of Stock Option Agreement under 1981 Nonqualified Stock
                               Option Plan (with stock appreciation rights). Exhibit 10(b)(1),
                               Annual Report on Form 10-K for the year ended December 31, 1981,
                               File No. 0-5468).

        *10(b)(2)         --   Form of Stock Option Agreement under 1981 Nonqualified Stock
                               Option Plan (without stock appreciation rights). Exhibit 10(b)(2),
                               Annual Report on Form 10-K for the year ended December 31, 1981,
                               File No. 0-5468).

        *10(c)            --   1981 Incentive and Nonqualified Stock Option Plan of Pogo
                               Producing Company, as amended as of July 24, 1984. (Exhibit 10(c),
                               Annual Report on Form 10-K for the year ended December 31, 1984,
                               File No. 0-5468).

        *10(c)(1)         --   Form of Stock Option Agreement under 1981 Incentive Stock Option
                               Plan. (Exhibit 10(c)(1), Annual Report of Form 10-K for the year ended December 31, 1981, File No. 0-5468).

        *10(d)            --   1989 Incentive and Nonqualified Stock Option Plan of Pogo
                               Producing Company, as amended and restated effective January 25,
                               1994. (Exhibit 99, Definitive Proxy Statement on Schedule 14A,
                               filed March 22, 1994, File No. 1-7792).

        *10(d)(1)         --   Form of Stock Option Agreement under 1989 Incentive and
                               Nonqualified Stock Option Plan, as amended and restated effective
                               January 22, 1991. (Exhibit 10(d)(1), Annual Report on Form 10-K
                               for the year ended December 31, 1991, File No. 0-5468).

        *10(d)(2)         --   Form of Director Stock Option Agreement under 1989 Incentive and
                               Nonqualified Stock Option Plan as amended and restated effective
                               January 22, 1991. (Exhibit 10(d)(2), Annual Report on Form 10-K
                               for the year ended December 31, 1991, File No. 0-5468).

        *10(e)            --   Form of Letter Agreement respecting treatment of options upon change in control. (Exhibit 19(f), Quarterly Report on Form 10-Q for the quarter ended June 30, 1982. File No. 0-5468).

        *10(f)(1)         --   Employment Agreement by and between Pogo Producing Company and
                               Stuart P. Burbach, dated February 1, 1992. (Exhibit 19(a)(1),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(2)(i)      --   Extension Agreement to Continue Employment Agreement between
                               Stuart P. Burbach and Pogo Producing Company, dated as of February
                               1, 1993. (Exhibit 10(f)(2), Annual Report on Form 10-K for the
                               year ended December 31, 1992, File No. 1-7792).

        *10(f)(2)(ii)     --   Extension Agreement to Continue Employment Agreement between
                               Stuart P. Burbach and Pogo Producing Company, dated as of February
                               1, 1994. (Exhibit 10(f)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(2)(iii)    --   Extension Agreement to Continue Employment Agreement between
                               Stuart B. Burbach and Pogo Producing Company, dated as of February
                               1, 1995.

        *10(f)(3)         --   Employment Agreement by and between Pogo Producing Company and
                               Jerry A. Cooper, dated February 1, 1992. (Exhibit 19(a)(2),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(4)(i)      --   Extension Agreement to Continue Employment Agreement between Jerry
                               A. Cooper and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(4), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(4)(ii)     --   Extension Agreement to Continue Employment Agreement between Jerry
                               A. Cooper and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(4)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(4)(iii)    --   Extension Agreement to Continue Employment Agreement between Jerry
                               A. Cooper and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(5)         --   Employment Agreement by and between Pogo Producing Company and
                               Kenneth R. Good, dated February 1, 1992. (Exhibit 19(a)(3),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(6)(i)      --   Extension Agreement to Continue Employment Agreement between Ken-
                               neth R. Good and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(6), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(6)(ii)     --   Extension Agreement to Continue Employment Agreement between Ken-
                               neth R. Good and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(6)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(6)(iii)    --   Extension Agreement to Continue Employment Agreement between Ken-
                               neth R. Good and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(7)         --   Employment Agreement by and between Pogo Producing Company and R.
                               Phillip Laney, dated February 1, 1992. (Exhibit 19(a)(4),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(8)(i)      --   Extension Agreement to Continue Employment Agreement between R.
                               Phillip Laney and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(8), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(8)(ii)     --   Extension Agreement to Continue Employment Agreement between R.
                               Phillip Laney and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(8)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(8)(iii)    --   Extension Agreement to Continue Employment Agreement between R.
                               Phillip Laney and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(9)         --   Employment Agreement by and between Pogo Producing Company and
                               John O. McCoy, Jr., dated February 1, 1992. (Exhibit 19(a)(5),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(10)(i)     --   Extension Agreement to Continue Employment Agreement between John
                               O. McCoy, Jr. and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(10), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(10)(ii)    --   Extension Agreement to Continue Employment Agreement between John
                               O. McCoy, Jr. and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(10)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(10)(iii)   --   Extension Agreement to Continue Employment Agreement between John
                               O. McCoy, Jr. and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(11)        --   Employment Agreement by and between Pogo Producing Company and D.
                               Stephen Slack, dated February 1, 1992. (Exhibit 19(a)(6),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(12)(i)     --   Extension Agreement to Continue Employment Agreement between D.
                               Stephen Slack and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(12), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(12)(ii)    --   Extension Agreement to Continue Employment Agreement between D.
                               Stephen Slack and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(12)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1993, File No. 1-7792).

         10(f)(12)(iii)   --   Extension Agreement to Continue Employment Agreement between D.
                               Stephen Slack and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(f)(13)        --   Employment Agreement by and between Pogo Producing Company and
                               Paul G. Van Wagenen, dated February 1, 1992. (Exhibit 19(a)(7),
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1992,
                               File No. 1-7792).

        *10(f)(14)(i)     --   Extension Agreement to Continue Employment Agreement between Paul
                               G. Van Wagenen and Pogo Producing Company, dated as of February 1,
                               1993. (Exhibit 10(f)(14), Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7792).

        *10(f)(14)(ii)    --   Extension Agreement to Continue Employment Agreement between Paul
                               G. Van Wagenen and Pogo Producing Company, dated as of February 1,
                               1994. (Exhibit 10(f)(14)(ii), Annual Report on Form 10-K for the
                               year ended December 31, 1992, File No. 1-7792).

         10(f)(14)(iii)   --   Extension Agreement to Continue Employment Agreement between Paul
                               G. Van Wagenen and Pogo Producing Company, dated as of February 1,
                               1995.

        *10(g)            --   Undertaking by Pogo Producing Company dated as of August 8, 1977.
                               (Exhibit 10(e), Annual Report on Form 10-K for the year ended
                               December 31, 1980, File No. 0-5468).

        *10(h)            --   Limited partnership agreement of Pogo Gulf Coast, Ltd. (Exhibit
                               19, Quarterly Report on Form 10-Q for the quarter ended June 30,
                               1989, File No. 0-5468).

         21               --   List of Subsidiaries of Pogo Producing Company.

         23(a)            --   Consent of Independent Public Accountants.

         23(b)            --   Consent of Independent Petroleum Engineers.

         24               --   Powers of Attorney from each Director of Pogo Producing Company whose signature is affixed to this Form 10-K for the year ended
                               December 31, 1994.

         27               --   Financial Data Schedule.

         28               --   Summary of Reserve Report of Ryder Scott Company Petroleum
                               Engineers dated February 3, 1995 relating to oil and gas reserves of Pogo Producing Company.

- ---------------
* Asterisk indicates exhibits incorporated by reference as shown.