Form 10-Q
period 1995-03-31
POGO PRODUCING CO
filed 1995-05-10
CIK 230463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1995 OR

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



Registrant's number of common shares outstanding as of March 31, 1995: 32,813,886

                         Part I.  Financial Information

Item 1.  Financial Statements


                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended
                                                               March 31,
                                                       1995              1994
                                                  ---------------   ---------------
                                          (Expressed in thousands, except per share amounts)

Revenues:
     Oil and gas                                  $      41,710     $        37,840
     Gains on sales                                         100                  52
                                                  _____________     _______________
          Total                                          41,810              37,892
                                                  -------------     ---------------

Operating Costs and Expenses:
     Lease operating                                      8,487               6,656
     General and administrative                           4,341               3,819
     Exploration                                          1,375                 733
     Dry hole and impairment                              1,428               1,390
     Depreciation, depletion and amortization            18,457              11,758
                                                  -------------     ---------------
          Total                                          34,088              24,356
                                                  -------------     ---------------

Operating Income                                          7,722              13,536

Interest:
     Charges                                             (2,791)             (2,517)
     Income                                                  41                  15
     Capitalized                                            143                 147
                                                  -------------     ---------------

Income Before Income Taxes                                5,115              11,181

Income Tax Expense                                       (1,684)             (3,903)
                                                  -------------     ---------------

Net Income                                        $       3,431     $         7,278
                                                  =============     ===============

Primary and Fully Diluted
     Earnings Per Common Share                    $        0.10     $          0.22
                                                  =============     ===============

Dividends Per Common Share                        $        0.03     $          -
                                                  =============     ===============

Weighted Average Number of
     Common Stock and Common
      Stock Equivalent Shares Outstanding                33,357              33,253


          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                   March 31,          December 31,
                                                                      1995                1994
                                                                 -------------         -------------
                                                                  (Unaudited)
                                                            (Expressed in thousands, except share amounts)
                  Assets
Current Assets:
   Cash and cash investments                                     $       3,966         $       2,922
   Accounts receivable                                                  20,155                28,915
   Other receivables                                                    18,541                14,717
   Inventories                                                           3,692                 2,422
   Other                                                                   329                   745
                                                                 -------------         -------------
      Total current assets                                              46,683                49,721
                                                                 -------------         _____________
Property and Equipment:

   Oil and gas, on the basis of successful efforts accounting
      Proved properties being amortized                                929,187               913,865
      Unproved properties and properties
         under development, not being amortized                          6,242                 6,890
      Other, at cost                                                     8,291                 8,268
                                                                --------------         -------------
                                                                       943,720               929,023
   Less--accumulated depreciation, depletion and
      amortization, including $5,198 and $5,040,
      respectively, applicable to other property                       709,538               691,110
                                                                --------------         -------------
                                                                       234,182               237,913
                                                                --------------         -------------
Other                                                                   10,714                11,192
                                                                --------------         -------------

                                                                $      291,579         $     298,826
                                                                ==============         =============

                 Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                             $        7,309         $       8,065
   Other payables                                                        8,642                26,497
   Current portion of long-term debt                                       911                 1,282
   Accrued interest payable                                              1,200                 1,583
   Accrued payroll and related benefits                                  1,303                 1,237
   Other                                                                    25                    40
                                                                --------------         -------------
      Total current liabilities                                         19,390                38,704
Long-Term Debt                                                         158,249               149,249
Deferred Federal Income Tax                                             38,299                36,487
Deferred Credits                                                         9,119                10,349
                                                                --------------         -------------
      Total liabilities                                                225,057               234,789
                                                                --------------         -------------

Shareholders' Equity:
   Preferred stock, $1 par; 2,000,000 shares authorized                   -                     -
   Common stock, $1 par; 43,333,333 shares authorized,
      32,829,461 and 32,825,836 shares issued, respectively             32,830                32,826
   Additional capital                                                  130,709               130,675
   Retained earnings (deficit)                                         (96,693)              (99,140)
   Treasury stock, at cost                                                (324)                 (324)
                                                                --------------         -------------
      Total shareholders' equity                                        66,522                64,037
                                                                --------------         -------------

                                                                $      291,579         $     298,826
                                                                ==============         =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                    ------------------------------------
                                                                        1995                    1994
                                                                    -------------         --------------
                                                                          (Expressed in thousands)
Cash Flows from Operating Activities:
   Cash received from customers                                     $      49,981         $       31,717
   Operating, exploration, and general
      and administrative expenses paid                                    (14,959)               (10,565)
   Interest paid                                                           (3,174)                (1,267)
   Settlement of natural gas transportation and exchange imbalance           -                    (2,168)
   Other                                                                      427                    340
                                                                    -------------         --------------
      Net cash provided by operating activities                            32,275                 18,057
                                                                    -------------         --------------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (30,618)               (22,685)
   Purchase of proved reserves                                             (4,171)                  -
   Proceeds from the sales of properties                                      100                     52
                                                                    -------------         --------------
      Net cash used in investing activities                               (34,689)               (22,633)
                                                                    -------------         --------------

Cash Flows from Financing Activities:
   Proceeds from issuance of new debt                                        -                    86,250
   Net borrowings (payments) under revolving credit agreement               7,000                (67,000)
   Net borrowings under uncommitted lines of credit with banks              2,000                   -
   Interest bearing loan to a joint venture partner                        (4,171)                  -
   Payment of debt issue expenses                                            -                    (2,156)
   Payment of cash dividend on common stock                                  (984)                  -
   Purchase of 8% debentures due 2005                                        (410)                  -
   Proceeds from exercise of stock options                                     23                  1,222
                                                                    -------------         --------------
      Net cash provided by financing activities                             3,458                 18,316
                                                                    -------------         --------------

Net Increase in Cash and Cash Investments                                   1,044                 13,740
Cash and Cash Investments at the Beginning of the Year                      2,922                  6,713
                                                                    -------------         --------------
Cash and Cash Investments at the End of the Period                  $       3,966         $       20,453
                                                                    =============         ==============

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:
   Net income                                                       $       3,431         $        7,278
      Adjustments to reconcile net income to
         net cash provided by operating activities -
         Gains from the sales of properties                                  (100)                   (52)
         Depreciation, depletion and amortization                          18,457                 11,758
         Dry hole and impairment                                            1,428                  1,390
         Interest capitalized                                                (143)                  (147)
         Deferred federal income taxes                                      1,827                  3,468
         Change in operating assets and liabilities                         7,375                 (5,638)
                                                                    -------------         --------------
Net cash provided by operating activities                           $      32,275                 18,057
                                                                    =============         ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Three Months Ended March 31,
                                                       --------------------------------------------------------------
                                                                 1995                              1994
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                              (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 43,333,333 shares authorized
     Balance at beginning of year                      32,825,836    $     32,826       32,449,197      $      32,449
     Stock options exercised                                3,625               4          110,330                111
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           32,829,461          32,830       32,559,527             32,560
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         130,675                             125,919
     Stock options exercised                                                   34                               1,417
                                                                     ------------                       -------------
     Balance at end of period                                             130,709                             127,336
                                                                     ------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (99,140)                           (124,241)
     Net income                                                             3,431                               7,278
     Dividends ($0.03 per common share)                                      (984)                               -
                                                                     ------------                       -------------
     Balance at end of period                                             (96,693)                           (116,963)
                                                                     ------------                       -------------

Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (324)
     Activity during period                                  -               -                -                  -
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (324)
                                                       ----------    ------------       ----------      -------------

Common stock outstanding,
     at the end of the period                          32,813,886                       32,543,952
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     66,522                       $      42,609
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


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at March 31, 1995 and December 31, 1994, consists of the following:

                                                                              March 31,           December 31,
                                                                                1995                  1994
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loans, borrowings at March 31, 1995 and
          December 31, 1994 at average interest rate of 7.63%              $       19,000       $      14,000
        Prime rate based loan, borrowing at March 31, 1995 at
          an interest rate of 9%                                                    2,000                --
      Uncommitted credit lines with banks, borrowings at March 31,
          1995 and December 31, 1994 at average interest rates of
          6.98% and 7.21%, respectively                                             9,000               7,000
                                                                           --------------       -------------
      Total senior debt                                                            30,000              21,000
                                                                           --------------       -------------
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004                               86,250              86,250
      8% Convertible subordinated debentures due 2005                              42,910              43,281
                                                                           --------------       -------------
      Total subordinated debt                                                     129,160             129,531
                                                                           --------------       -------------
Total debt                                                                        159,160             150,531
Amount due within one year consisting of the sinking fund
      requirement on the 8% Debentures                                               (911)             (1,282)
                                                                           --------------       -------------
Long-term debt                                                             $      158,249       $     149,249
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

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% Debentures are common stock equivalents and were anti-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% Notes (retired on April 18, 1994) which were anti-dilutive in all periods in which they were outstanding and the 5 1/2% Notes (issued on March 16, 1994) which were dilutive in the 1994 period but anti-dilutive in the 1995 period. Earnings per share are based on the following:

                                                         Three Months Ended
                                                               March 31,
                                                  ---------------------------------
                                                       1995              1994
                                                  -------------     ---------------
                                                      (Expressed in thousands)
Earnings applicable to common stock:
  Primary                                         $       3,431     $         7,278
                                                  =============     ===============
  Fully diluted                                   $       3,431     $         7,413
                                                  =============     ===============
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                              33,357              33,253
                                                  =============     ===============
    Fully diluted                                        33,420              33,944
                                                  =============     ===============

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

          This discussion should be read in conjunction with Management's Discussion and Analysis of Financial
Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Results of Operations -

          The Company reported net income for the
first quarter of 1995 of $3,431,000 or $0.10 per share
(on both a primary and fully diluted basis) compared to net income for the first quarter of 1994 of $7,278,000 or $0.22 per share (primary and fully diluted).
Primary earnings per share are based on the weighted average number of shares of common and common equivalent shares outstanding for the first quarter of 1995 of 33,357,000, compared to 33,253,000 for the first quarter of 1994. The increase in the weighted average number of common and common equivalent shares outstanding for the first quarter of 1995, compared to the first quarter of 1994, resulted largely from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans.

          The Company's total revenues for the first quarter of 1995 were $41,810,000, an increase of approximately 10% from total revenues of $37,892,000 for the first quarter of 1994. The increase in the Company's total revenues for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from increased natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquids ("NGL")) production, together with increased average prices that the Company received for its crude oil and condensate production which was partially offset by substantial declines in the average price that the Company received for its natural gas production volumes.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the first quarter of 1995 and the first quarter of 1994:

                                             1st Qtr '95
                                             Compared to
                                             1st Qtr '94
                                             -----------
Increase (decrease) in oil and gas revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $  (6,377)
       Production . . . . . . . . . . . . . .     4,468
                                              ---------
                                                 (1,909)
                                              ---------

     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .     3,536
       Production . . . . . . . . . . . . . .     1,706
                                              ---------
                                                  5,242
                                              ---------

     NGL and other, net . . . . . . . . . . .       537
                                              ---------
     Increase in oil and gas revenues . . . . $   3,870
                                              =========

      The average price per thousand cubic feet ("Mcf") that the Company received for its natural gas production substantially decreased during the first quarter of 1995, compared to the first quarter of 1994, averaging $1.58 per Mcf for the first quarter of 1995, compared to $2.20 per Mcf for the first quarter of 1994, a decrease of approximately 28%. The Company believes that the decrease in the average price that it received for its natural gas production during the first quarter of 1995, compared to the first quarter of 1994, was primarily related to substantially milder weather this winter compared to last year and increased availability of supplies of natural gas in the United States. The Company's natural gas production during the first quarter of 1995 averaged 145.2 million cubic feet ("MMcf") per day, an increase of approximately 28% from an average of 113.7 MMcf per day that the Company produced during the first quarter of 1994. The increase in the Company's natural gas production during the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from natural gas production from the Company's Eugene Island
295 "B" platform which did not commence production until late February 1994, and the continued success of the Company's ongoing active offshore and onshore drilling and workover programs, which was partially offset by a natural decline in deliverability from some of the Company's more mature properties.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

      As of May 1, 1995, the Company had entered into forward sales contracts with various parties on a portion of its daily natural gas production through September 30, 1995 (with contracts totaling approximately 25 MMcf per day in April and decreasing on a quarterly basis to approximately 15 MMcf per day) at varying monthly contract prices ranging from approximatley $1.89 per Mcf to $1.83 per Mcf.

      The average price received by the Company for its crude oil and condensate production during the first quarter of 1995 was $17.52 per barrel, an increase of approximately 26% from the average price of $13.90 per barrel that the Company received for its crude oil and condensate production during the first quarter of 1994. The Company's crude oil and condensate production during the first quarter of 1995 averaged 11,942 barrels per day, an increase of approximately 10% from an average of 10,860 barrels per day during the first quarter of 1994. The increase in the Company's crude oil and condensate production during the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from an increased interest in, and development drilling on, certain offshore Gulf of Mexico Main Pass area blocks. As of May 1, 1995, the Company was not a party to any crude oil swap agreements.

      The Company's NGL and other, net revenues for the first quarter of 1995 increased $537,000 from the first quarter of 1994.
The increase in the Company's NGL revenues for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from increased NGL production from the Company's New Mexico properties which was partially offset by a decrease in various miscellaneous net revenue items.

          The Company's average liquid hydrocarbons (including crude oil, condensate and NGL) production during the first quarter of 1995 was 14,227 barrels per day, an increase of approximately 14% from an average liquid hydrocarbons production of 12,502 barrels per day during the first quarter of 1994.

         Lease operating expenses for the first quarter of 1995 were $8,487,000, an increase of approximately 28% from lease operating expenses of $6,656,000 for the first quarter of 1994.
The increase in lease operating expenses for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from the Company's increased operating activity generally, coupled with its increased ownership interest in certain of its properties as a result of the acquistion of such interests since the first quarter of 1994 and, to a lesser extent, increased maintenance costs on existing properties. These increases were partially offset by decreased company labor costs and decreased salt water disposal costs on the Company's New Mexico properties.

          General and administrative expenses for the first quarter of 1995 were $4,341,000, an increase of approximately 14% from general and administrative expenses of $3,819,000 for the first quarter of 1994. The increase in general and administrative expenses for the first quarter of 1995, compared to the first quarter of 1994, was related to, among other things, an increase in the Company's work force resulting from increased activity, normal salary and concomitant benefit expense adjustments and increased insurance premiums resulting from the Company's increased drilling and operating activity.

          Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the first quarter of 1995 were $1,375,000, an increase of approximately 88% from exploration expenses of $733,000 for the first quarter of 1994. The increase in exploration expenses for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from increased geophysical activity by the Company, including the costs of conducting and processing certain proprietary
3-D seismic surveys on Company leases in South Texas and West Texas, for which there were no comparable first quarter 1994 expenses. However, the increase in exploration expenses for the first quarter of 1995, compared to the first quarter of 1994, was partially offset by a decrease in exploration expenses attributable to the Company's oil and gas concession in the Kingdom of Thailand.

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for the first quarter of 1995 were $1,428,000, an increase of approximately 3% from dry hole and impairment expenses of $1,390,000 for the first quarter of 1994.

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

        The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs mentioned in the preceding paragraph plus future costs to abandon offshore wells and platforms and is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for the first quarter of 1995 was $18,457,000, an increase of approximately 57% from DD&A expense of $11,758,000 for the first quarter of 1994. The increase in DD&A expense for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from an increase in the Company's composite DD&A rate and, to a lesser extent, increased production of oil and gas from the Company's properties. The composite DD&A rate for all of the Company's producing fields for the first quarter of 1995 was $0.88 per equivalent Mcf ($5.29 per equivalent barrel), an increase of approximately 29% from a composite DD&A rate of $0.68 per equivalent
Mcf ($4.11 per equivalent barrel) for the first quarter of 1994. The increase in the composite DD&A rate for all of the Company's producing fields for the first quarter of 1995, compared with the first quarter of 1994, resulted primarily from the increased percentage of the Company's production that is attributable to certain on the Company's newer fields that have higher DD&A rates than the Company's historical composite DD&A rate.
The Company produced 20,749,000 equivalent Mcf (3,458,000 equivalent barrels) during the first quarter of 1995, an increase of approximately 22% from the 16,986,000 equivalent Mcf (2,831,000 equivalent barrels) produced by the Company during the first quarter of 1994.

         During the first quarter of 1995, the Company adopted Financial Accounting Standard No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of("SFAS 121")). SFAS 121 requires the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field by field basis) is greater than its fair market value, an impairment loss is recognized. Adoption of SFAS 121 did not have a material effect on the Company's financial statements for the quarter ended March 31, 1995.

          Interest charges for the first quarter of 1995 were $2,791,000, an increase of approximately 11% from interest charges of $2,517,000 for the first quarter of 1994. The increase in interest charges for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from increased levels of debt outstanding, increased debt issue amortization expenses and increased commitment fees resulting from increased availability under the Company's revolving credit facility, which was partially offset by lower average interest rate levels on the debt outstanding.

          As of April 1, 1995, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate paid by the Company on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

           Income tax expense for the first quarter of 1995 was $1,684,000, a decrease of approximately 57% from income tax expense of $3,903,000 for the first quarter of 1994. The decrease in income tax expense for the first quarter of 1995, compared to the first quarter of 1994, resulted primarily from decreased pre-tax income.


Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1995 reflects net cash provided by operating activities of $32,275,000. In addition to net cash provided by operating activities, the Company received $100,000 from the sale of certain non-strategic properties and $23,000 from the exercise of stock options. The Company also had net borrowings of $9,000,000 under its revolving credit facility and uncommitted lines of

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

credit with banks. During the first three months of 1995, the Company invested $30,618,000 of such cash flow in capital projects, purchased certain proved reserves for $4,171,000, made a short term interest bearing loan to a joint venture partner of $4,171,000 that was subsequently repaid, expended $410,000 on the repurchase of certain of its 8% Debentures in open market transactions, and paid a $0.03 per share dividend to holders of the Company's common stock. Of the $30,618,000 invested in capital projects, $23,259,000 was applicable to 1994 capital projects and $7,359,000 was applicable to 1995 capital projects. As of March 31, 1995, the Company's cash and cash investments were $3,966,000 and its long-term debt stood at $158,249,000.

          The Company's capital and exploration budget for 1995, which does not include any amounts which may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors in January 1995, at $100,000,000. In addition to anticipated capital and exploration expenses, other material 1995 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, and interest expense, a $3,000,000 sinking fund payment on the 8% Debentures (for which the Company may tender all or a portion of the $2,089,000 face amount of 8% Debentures that it currently holds) and payments of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on May 31, 1995 to stockholders of record as of May 8, 1995. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility and uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1995 capital and exploration budget, any currently anticipated costs associated with the Company's Tantawan project in Thailand during 1995 and anticipated future dividend payments. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend in the third quarter of 1994. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 3(a)      -- Restated Certificate of Incorporation of
                              Pogo Producing Company.

           (B)   Reports on Form 8-K

                 A report on Form 8-K was filed on February 24, 1995 setting forth under Item 5 thereof, certain information regarding the time and location of the registrant's annual meeting of stockholders.

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



                                              Pogo Producing Company
                                                   (Registrant)

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller





                                              /s/ D. STEPHEN SLACK
                                                  D. Stephen Slack
                                            Senior Vice President, Chief
                                           Financial Officer and Treasurer








Date:  May 10, 1995

          INDEX TO EXHIBITS

    EXHIBIT
      NO.
      3(a)         --  Restated Certificate of Incorporation of Pogo
                       Producing Company.