Form 10-Q
period 1995-09-30
POGO PRODUCING CO
filed 1995-11-13
CIK 230463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED September 30, 1995

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



                Registrant's number of common shares outstanding
                      as of September 30, 1995: 32,977,397

                         PART I.  FINANCIAL INFORMATION

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                ----------------------------          -------------------------------
                                                  1995               1994                1995                 1994
                                                ---------          ---------          ----------           ----------
                                                         (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                 $  36,967          $  46,452          $  120,415           $  134,026
     Gains on sales                                   --                 --                   100                   52
                                                 ---------          ---------          ----------           ----------
          Total                                     36,967             46,452             120,515              134,078
                                                 ---------          ---------          ----------           ----------

Operating Costs and Expenses:
     Lease operating                                 9,891              8,098              26,555               22,462
     General and administrative                      4,050              3,876              12,726               11,680
     Exploration                                     1,737                902               4,229                2,208
     Dry hole and impairment                         2,112              2,049               4,483                6,265
     Depreciation, depletion and amortization       16,378             17,641              52,774               46,244
                                                 ---------          ---------          ----------           ----------
          Total                                     34,168             32,566             100,767               88,859
                                                 ---------          ---------          ----------           ----------
Operating Income                                     2,799             13,886              19,748               45,219

Interest:
     Charges                                        (2,742)            (2,450)             (8,268)              (7,714)
     Income                                           --                   10                  60                   43
     Capitalized                                       709                199                 945                  530
                                                 ---------          ---------          ----------           ----------
Income Before Income Taxes                             766             11,645              12,485               38,078


Income Tax Expense                                     (44)            (4,212)             (3,979)             (13,464)
                                                 ---------          ---------          ----------           ----------

Income Before Extraordinary Loss                       722              7,433               8,506               24,614

Extraordinary Loss on
     Early Extinguishment of Debt                     --                 --                  --                   (307)
                                                 ---------          ---------          ----------           ----------
Net Income                                       $     722          $   7,433          $    8,506           $   24,307
                                                 =========          =========          ==========           ==========

Primary Earnings Per Share:
     Income before extraordinary loss            $    0.02          $    0.22          $     0.25           $     0.74
     Extraordinary loss                               --                 --                  --                  (0.01)
                                                 ---------          ---------          ----------           ----------
     Net Income                                  $    0.02          $    0.22          $     0.25           $     0.73
                                                 =========          =========          ==========           ==========

Fully Diluted Earnings Per Share:
     Income before extraordinary loss            $    0.02          $    0.22          $     0.25           $     0.73
     Extraordinary loss                               --                  --                 --                  (0.01)
                                                 ---------          ---------          ----------           ----------
     Net Income                                  $    0.02          $    0.22          $     0.25           $     0.72
                                                 =========          =========          ==========           ==========
 Dividends Per Common Share                      $    0.03          $    0.03          $     0.09           $     0.03
                                                 =========          =========          ==========           ==========

          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                   1995              1994
                                                                               -------------      ------------
                                                                                (Unaudited)
                                                                                    (Expressed in thousands,
                                                                                      except share amounts)
                                     Assets
       Current Assets:
            Cash and cash investments                                           $    7,432        $    2,922
            Accounts receivable                                                     21,137            28,915
            Other receivables                                                       24,316            14,717
            Federal income tax receivable                                            6,000              --
            Inventories                                                              4,769             2,422
            Other                                                                    1,169               745
                                                                                ----------        ----------
                 Total current assets                                               64,823            49,721
                                                                                ----------        ----------
       Property and Equipment:

            Oil and gas, on the basis of successful efforts accounting
                 Proved properties being amortized                                 936,594           913,865
                 Unevaluated properties and properties
                      under development, not being amortized                        35,582             6,890
            Other, at cost                                                           8,551             8,268
                                                                                ----------        ----------
                                                                                   980,727           929,023

            Less--accumulated depreciation, depletion and
                  amortization, including $5,556 and $5,040,
                  respectively, applicable to other property                       741,852           691,110
                                                                                ----------        ----------
                                                                                   238,875           237,913
                                                                                ----------        ----------
            Other                                                                   11,853            11,192
                                                                                ----------        ----------
                                                                                $  315,551        $  298,826
                                                                                ==========        ==========

                           Liabilities and Shareholders' Equity

       Current Liabilities:
            Accounts payable                                                    $    8,704        $    8,065
            Other payables                                                          11,471            26,497
            Current portion of long-term debt                                          871             1,282
            Accrued interest payable                                                 1,335             1,583
            Accrued payroll and related benefits                                     1,312             1,237
            Other                                                                       49                40
                                                                                ----------        ----------
                Total current liabilities                                           23,742            38,704
                                                                                ----------        ----------
       Long-Term Debt                                                              164,249           149,249
       Deferred Federal Income Tax                                                  46,306            36,487
       Deferred Credits                                                              9,369            10,349
                                                                                ----------        ----------
                Total liabilities                                                  243,666           234,789
                                                                                ----------        ----------
       Shareholders' Equity:
            Preferred stock, $1 par; 2,000,000 shares authorized                      --                --
            Common stock, $1 par; 100,000,000 and 43,333,333 shares
                 authorized, respectively, 32,992,972 and
                 32,825,836 shares issued, respectively                             32,993            32,826
            Additional capital                                                     132,806           130,675
            Retained earnings (deficit)                                            (93,590)          (99,140)
            Treasury stock, at cost                                                   (324)             (324)
                                                                                ----------        ----------
                 Total shareholders' equity                                         71,885            64,037
                                                                                ----------        ----------
                                                                                $  315,551        $  298,826
                                                                                ==========        ==========


          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           1995             1994
                                                                         (Expressed in thousands)
       Cash Flows from Operating Activities:
            Cash received from customers                               $  127,704        $  129,044
            Operating, exploration, and general
                 and administrative expenses paid                         (42,871)          (35,537)
            Interest paid                                                  (8,516)           (7,588)
            Federal income taxes paid                                        --              (7,500)
            Federal income taxes and interest received                       --               3,364
            Settlement of natural gas transportation and
                 exchange imbalance                                          --              (2,168)
                                                                       ----------        ----------
            Other                                                            (883              (542)
                                                                       ----------        ----------
                       Net cash provided by operating activities           75,434             79,073
                                                                       ----------        ----------
        Cash Flows from Investing Activities:
            Capital expenditures                                          (72,325)          (64,520)
            Purchase of proved reserves                                   (11,921)          (17,319)
            Proceeds from the sales of properties                             100                52
                       Net cash used in investing activities              (84,146)          (81,787)
                                                                       ----------        ----------
        Cash Flows from Financing Activities:
            Proceeds from issuance of new debt                               --              86,250
            Net borrowings (payments) under revolving
                  credit agreement                                         13,000           (66,000)
            Net borrowings under uncommitted lines of
                  credit with banks                                         2,000             5,000
            Payments of cash dividends on common stock                     (2,956)             (982)
            Purchase of 8% debentures due 2005                               (450)              (91)
            Other payments of long-term debt                                  --            (24,472)
            Payment of debt issue expenses                                    --             (2,446)
            Proceeds from exercise of stock options                         1,628             3,437
                                                                       ----------        ----------
                       Net cash provided by financing activities           13,222               696
                                                                       ----------        ----------
       Net Increase (Decrease) in Cash and Cash Investments                 4,510            (2,018)
       Cash and Cash Investments at the
       Beginning of the Year                                                2,922             6,713
                                                                       ----------        ----------
       Cash and Cash Investments at the End of the Period              $    7,432         $   4,695
                                                                       ==========        ==========


       Reconciliation of Net Income to Net
            Cash Provided by Operating Activities:
            Net income                                                 $    8,506        $   24,307
                 Adjustments to reconcile net income to net cash
                      provided by operating activities -
                      Extraordinary loss on early extinguishment
                      of debt                                                --                 307
                      Gains from the sales of properties                     (100)              (52)
                      Depreciation, depletion and amortization             52,774            46,244
                      Dry hole and impairment                               4,483             6,265
                      Interest capitalized                                   (945)             (530)
                      Deferred federal income taxes                        10,489             6,206
                      Change in operating assets and liabilities              227            (3,674)
                                                                       ----------        ----------
       Net Cash Provided by Operating Activities                       $   75,434        $   79,073
                                                                       ==========        ==========


          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                       -----------------------------------------------------------
                                                                 1995                            1994
                                                       --------------------------      ---------------------------
                                                         Shares           Amount         Shares          Amount
                                                       ----------       ---------      ----------       ---------

                                                              (Expressed in thousands, except shareamounts)
Common Stock:
     $1.00 par - 100,000,000 and 43,333,333
          shares authorized, respectively
     Balance at beginning of year                      32,825,836       $  32,826       32,449,197       $  32,449
     Stock options exercised                              167,136             167          344,597             345
                                                       ----------       ---------       ----------       ---------
     Issued at end of period                           32,992,972          32,993       32,793,794          32,794
                                                       ----------       ---------       ----------       ---------
Additional Capital:
     Balance at beginning of year                                         130,675                          125,919
     Stock options exercised                                                2,131                            4,376
                                                                        ---------                        ---------
     Balance at end of period                                             132,806                          130,295
                                                                        ---------                        ---------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (99,140)                        (124,241)
     Net income                                                             8,506                           24,307
     Dividends ($0.09 and $0.03 per common share,
          respectively)                                                    (2,956)                            (982)
                                                                        ---------                        ---------
     Balance at end of period                                             (93,590)                        (100,916)
                                                                        ---------                        ---------
Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)           (324)
     Activity during period                                 --              --               --              --
                                                       ----------       ---------       ----------       ---------
     Balance at end of period                             (15,575)           (324)         (15,575)           (324)
                                                       ----------       ---------       ----------       ---------
Common Stock Outstanding,
     at the End of the Period                          32,977,397                       32,778,219
                                                       ==========                       ==========
Total Shareholders' Equity                                              $  71,885                        $  61,849
                                                                        =========                        =========





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


(2)  Long-Term Debt -

        Long-term debt and the amount due within one year at September 30, 1995 and December 31, 1994, consists of the following:

                                                                        September 30,      December 31,
                                                                            1995              1994
                                                                        -------------      ------------
                                                                             (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loans, borrowings at September 30, 1995 and
          December 31, 1994 at average interest rates of 6.97%
          and 7.63%, respectively                                       $   19,000         $  14,000
        Prime rate based loan, borrowing at September 30, 1995 at
          an interest rate of 8.75%                                          8,000              --
      Uncommitted credit lines with banks, borrowings at September 30,
          1995 and December 31, 1994 at average interest rates of
          6.83% and 7.21%, respectively                                      9,000             7,000
                                                                         ---------         ---------
      Total senior debt                                                     36,000            21,000
                                                                         ---------         ---------
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004                        86,250            86,250
      8% Convertible subordinated debentures due 2005                       42,870            43,281
                                                                         ---------         ---------
      Total subordinated debt                                              129,120           129,531
                                                                         ---------         ---------
Total debt                                                                 165,120           150,531
Amount due within one year consisting of the sinking fund
      requirement on the 8% Debentures                                        (871)           (1,282)
                                                                         ---------         ---------
Long-term debt                                                           $ 164,249         $ 149,249
                                                                         =========         =========


        On March 16, 1994, the Company issued $86,250,000 of 5 1/2% Convertible Subordinated Notes due 2004 (the "5 1/2% Notes"). The 5 1/2% Notes are convertible into common stock of the Company at a price of $22.188 per share. The proceeds from the issuance of the 5 1/2% Notes were used to retire the remaining balance of the Company's 10.25% Convertible Subordinated Notes due 1999 (the "10.25% Notes") and to reduce the amount outstanding under the Company's bank revolving credit agreement. Refer to the subsection of this quarterly report entitled Liquidity and Capital Resources and to Note 3 of the Notes to Consolidated Financial Statements included in the Company's latest annual report for a further discussion of the bank revolving credit agreement and the 8% Convertible Subordinated Debentures due 2005 (the "8% Debentures").

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)  Earnings per Share -

        Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% Debentures are common stock equivalents and were ant-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% Notes (retired on April 18, 1994) which were anti-dilutive in all periods in which they were outstanding and the 5 1/2% Notes (issued on March 16, 1994) which were dilutive in the 1994 periods but anti-dilutive in the 1995 periods. Earnings per share are based on the following:

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                ----------------------------          -------------------------------
                                                  1995               1994                1995                 1994
                                                ---------          ---------          ----------           ----------
                                                   (Expressed in thousands)                (Expressed in thousands)
Earnings applicable to common stock:
  Primary --
    Income before extraordinary loss            $     722          $   7,433          $    8,506           $   24,614
                                                ---------          ---------          ----------           ----------
 Extraordinary loss                                  --                 --                  --                   (307)
                                                =========          =========          ==========           ==========
    Net Income                                  $     722          $   7,433          $    8,506           $   24,307
                                                =========          =========          ==========           ==========
  Fully diluted --
    Income before extraordinary loss            $     722          $   8,204          $    8,506           $   26,224
    Extraordinary loss                               --                 --                  --                   (307)
                                                ---------          ---------          ----------           ----------
    Net Income                                  $     722          $   8,204          $    8,506           $   25,917
                                                =========          =========          ==========           ==========
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                        33,539             33,422              33,465               33,335
                                                =========          =========          ==========           ==========
Fully diluted                                      33,539             37,309              33,465               36,168
                                                =========          =========          ==========           ==========

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


Results of Operations -

        The Company reported net income for the third quarter of 1995 of $722,000 or $0.02 per share (on both a primary and a fully diluted basis) compared to net income for the third quarter of 1994 of $7,433,000 or $0.22 per share (on both a primary and a fully diluted basis). For the first nine months of 1995, the Company reported net income of $8,506,000 or $0.25 per share (on both a primary and a fully diluted basis) compared to net income for the first nine months of 1994 of $24,307,000 or $0.73 per share ($0.72 on a fully diluted basis). The Company recorded an extraordinary loss during the second quarter of 1994 of $307,000 related to early retirement of the Company's 10.25% Notes with the proceeds from the Company's issuance on March 16, 1994, of its 5 1/2%
Notes. Earnings per share are based on the weighted average number of shares of common and common equivalent shares outstanding for the third quarter and first nine months of 1995 of 33,539,000 and 33,465,000, respectively, compared to 33,422,000 and 33,335,000, respectively, for the third quarter and first nine months of 1994. The increases in the weighted average number of common and common equivalent shares outstanding for the 1995 periods primarily relate to common stock issued in connection with the exercise of stock options pursuant to the Company's stock option plans. Earnings per share computations on a fully diluted basis in the 1994 periods reflect additional common shares issuable upon the assumed conversion of the Company's 5 1/2% Notes (the only convertible securities of the Company that were dilutive during any of the periods presented) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the third quarter and first nine months of 1995 were 33,539,000 and 33,465,000, respectively, compared to 37,309,000 and 36,168,000, respectively, for the third quarter and first nine months of 1994. Earnings applicable to common stock, assuming full dilution, for the third quarter and first nine months of 1995 were $722,000 and $8,506,000, respectively, compared to $8,204,000 and $25,917,000, respectively, for the third quarter and first nine months of 1994.

        The Company's total revenues for the third quarter of 1995 were $36,967,000, a decrease of approximately 20% compared to total revenues of $46,452,000 for the third quarter of 1994. The Company's total revenues for the first nine months of 1995 were $120,515,000, a decrease of approximately 10% compared to total revenues of $134,078,000 for the first nine months of 1994. The decrease in the Company's total revenues for the third quarter of 1995, compared to the third quarter of 1994, resulted primarily from decreases in the Company's natural gas and natural gas liquid ("NGL") production volumes and the prices that the Company received for such natural gas and NGL production volumes that were only partially offset by increases in the Company's oil and condensate production volumes and slight increases in the prices that the Company received for its oil and condensate production volumes. The decrease in the Company's total revenues for the first nine months of 1995, compared to the first nine months of 1995 resulted primarily from decreases in prices that the Company received for its natural gas and NGL production volumes, coupled with a decrease in production of natural gas and NGL, that were only partially offset by increases in prices that the Company received for its oil and condensate production, as well as increases in oil and condensate production.

                   POGO PRODUCING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

        The following table reflects an analysis of differences in the Company's total revenues (expressed in thousands of dollars) between the third quarter and first nine months of 1995 and the same periods in the preceding year.

                                                3rd Qtr '95         9 mos. '95
                                                Compared to         Compared to
                                                3rd Qtr '94         9 mos. '94
                                                -----------         -----------
Increase (decrease) in total revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . .   $  (3,974)          $ (15,663)
       Production . . . . . . . . . . . . . .      (6,768)             (8,338)
                                                ---------           ---------
                                                  (10,742)            (24,001)
                                                ---------           ---------
     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .          88               5,801
       Production . . . . . . . . . . . . . .         847               3,523
                                                ---------           ---------
                                                      935               9,324
                                                ---------           ---------

     NGL and other, net . . . . . . . . . . .         322               1,114
                                                ---------           ---------
     Decrease in total revenues . . . . . . .   $  (9,485)          $ (13,563)
                                                =========           =========


        The average price per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the third quarter of 1995 was $1.52 per Mcf, a decrease of approximately 15% from the average price of $1.79 per Mcf that the Company received during the third quarter of 1994. The average price that the Company received for its natural gas production during the first nine months of 1995 was $1.58 per Mcf, a decrease of approximately 20% from the average price of $1.97 per Mcf that the Company received during the first nine months of 1994. The Company's natural gas production during the third quarter of 1995 averaged 109.8 million cubic feet ("MMcf") per day, a decrease of approximately 31% from an average of 158.2 MMcf per day that the Company produced during the third quarter of 1994. The Company's natural gas production during the first nine months of 1995 averaged 126.6 MMcf per day, a decrease of approximately 13% from an average of 146 MMcf per day that the Company produced during the first nine months of 1994. The decrease in the Company's natural gas production during the third quarter of 1995, compared to the third quarter of 1994, resulted primarily from the difference between the high initial natural gas production rates from horizontal wells drilled from the Company's Eugene Island 295 "B" platform which commenced in late February 1994 and the subsequent natural production decline from those reservoirs, the slow down of workover and recompletion work on certain of the Company's non-operated properties in the Gulf of Mexico, largely as a result of reticence by the operators of such properties to expend capital funds, and production curtailment due to adverse weather conditions [and drilling and workover operations on certain of the Company's properties], along with the natural decline in deliverability from certain of the Company's other more mature properties. Those decreases were only partially offset by new and increased production resulting from the Company's continued successful offshore drilling and workover program during the third quarter.

                   POGO PRODUCING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

        As of November 1, 1995, the Company had entered into forward sales contracts with various parties for approximately 61,000 MMcf per day (net to the Company) of its daily natural gas production during the month of November and 36,000 MMcf per day (net to the Company) commencing with the month of December and running through March 30, 1996, at varying monthly contract prices ranging from approximately $1.81 per Mcf to $2.01 per Mcf.

        The average price that the Company received for its crude oil and condensate production during the third quarter of 1995 was $17.45 per barrel, a slight increase from the average price of $17.37 per barrel that the Company received during the third quarter of 1994. The average price that the Company received for its crude oil and condensate production during the first nine months of 1995 was $17.83 per barrel, an increase of approximately 12% from the average price of $15.93 per barrel that the Company received during the first nine months of 1994.

        The Company's crude oil and condensate production during the third quarter of 1995 averaged 11,511 barrels per day, an increase of approximately 5% from an average of 10,983 barrels per day during the third quarter of 1994. The Company's crude oil and condensate production during the first nine months of 1995 averaged 11,878 barrels per day, an increase of approximately 6% from an average of 11,154 barrels per day during the first nine months of 1994. The increase in the Company's crude oil and condensate production during the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, resulted primarily from the Company's ongoing development drilling and workover programs in Lea and Eddy Counties of southeastern New Mexico that was partially offset by the slow down of workover and recompletion work on certain of the Company's non-operated properties in the Gulf of Mexico, largely as a result of reticence by the operators of such properties to expend capital funds, and production curtailment due to adverse weather conditions and drilling and workover operations on certain of the Company's properties, along with the natural decline in deliverability from certain of the Company's other more mature properties. As of November 1, 1995, the Company was not a party to any crude oil swap agreements.

        The Company's NGL and other, net revenues for the third quarter and first nine months of 1995 increased $322,000 and $1,114,000, from the third quarter and first nine months of 1994, respectively. The increase in the Company's NGL and other, net revenues for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, was primarily related to the settlement of two disputes for a total of $1,255,000 in the third quarter of 1995, that was significantly offset, with respect to the quarterly comparison periods, by a substantial decrease in NGL production volume, and to a lesser extent the price received for such production. The decrease in NGL production volume was primarily related to the decline in the Company's natural gas production volumes. NGL are liquid products which are extracted from natural gas streams and sold separately.

        The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during the third quarter of 1995 was 13,370 barrels per day, a decrease of approximately 3% from an average liquid hydrocarbon production of 13,722 barrels per day during the third quarter of 1994. The decrease in the Company's average liquids hydrocarbon production for the third quarter of 1995, compared to the third quarter of 1994, was attributable to the decline in NGL production discussed above, which was not entirely offset by the increase in oil and condensate production that was also discussed above. The Company's average liquid hydrocarbon production during the first nine months of 1995 was 14,137 barrels per day, an increase of approximately 6% from an average liquid hydrocarbon production of 13,394 barrels per day during the first nine months of 1994.

                   POGO PRODUCING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


        Lease operating expenses for the third quarter of 1995 were $9,891,000, an increase of approximately 22% from lease operating expenses of $8,098,000 for the third quarter of 1994. Lease operating expenses for the first nine months of 1995 were $26,555,000, an increase of approximately 18% from lease operating expenses of $22,462,000 for the first nine months of 1994. The increases in lease operating expenses for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, resulted primarily from increased costs to the Company (and the entire offshore oil industry) because of an increasing shortage of qualified offshore service contractors, which has permitted such contractors to increase the costs of their services significantly in the last year, a year to year increase in the Company's operating activities, including increased operating costs related to additional properties brought on production and an increased ownership interest in certain properties as a result of the acquisition of such interests. To a lesser extent, lease operating expenses also increased as a result of a recently completed routine general maintenance and repair program on many properties in which the Company has an interest, for which there were no corresponding offsets in the third quarter and first nine months of 1994.

        General and administrative expenses for the third quarter of 1995 were $4,050,000, an increase of approximately 4% from general and administrative expenses of $3,876,000 for the third quarter of 1994. General and administrative expenses for the first nine months of 1995 were $12,726,000, an increase of approximately 9% from general and administrative expenses of $11,680,000 for the first nine months of 1994. The increase in general and administrative expenses for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, was primarily related to costs associated with the establishment of a Company office in Bangkok, Thailand in connection with the Company's development project and other activities in the Gulf of Thailand, an increase in the size of the Company's work force resulting from increased activity and normal salary adjustments.

        Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the third quarter of 1995 were $1,737,000, an increase of approximately 93% from exploration expenses of $902,000 for the third quarter of 1994. Exploration expenses for the first nine months of 1995 were $4,483,000, an increase of approximately 92% from exploration expenses of $2,208,000 for the first nine months of 1994. The increase in exploration expenses for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, resulted from increased geophysical activity by the Company, including the costs of conducting and processing certain proprietary 3-D seismic surveys on Company leases in South and West Texas and, with respect to the third quarter compared to third quarter, in the Gulf of Thailand. In addition, a portion of the increase in both periods was attributable to increased delay rental expense resulting from the Company's acquisition last year of prospective oil and gas acreage. However, the increase in exploration expenses for the first nine months of 1995, compared to the first nine months of 1994, was partially offset by a decrease in exploration expenses attributable to the Company's oil and gas concession in the Kingdom of Thailand.

        Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments to the associated unproved property costs and impairments to previously proved property costs as a result of decreases in expected reserves. The Company's dry hole and impairment expenses for the third quarter of 1995 were $2,112,000, an increase of approximately 3% from dry hole and impairment expenses of $2,049,000 for the third quarter of 1994. The Company's dry hole and impairment expenses for the first nine months of 1995 were $4,483,000, a decrease of approximately 28% from dry hole and impairment expenses of $6,265,000 for the first nine months of 1994.

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

        The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs mentioned in the preceding paragraph plus future costs to abandon offshore wells and platforms and is determined on a field-by-field basis using the units of production method. The Company's DD&A expense for the third quarter of 1995 was $16,378,000, a decrease of approximately 7% from DD&A expense of $17,641,000 for the third quarter of 1994. The decrease in DD&A expense for the third quarter of 1995, compared with the third quarter of 1994, resulted primarily from a decrease in the volume of natural gas produced by the Company, that was only partially offset by an increase in the Company's composite DD&A rate. The Company's DD&A expense for the first nine months of 1995 was $52,774,000, an increase of approximately 14% from DD&A expense of $46,244,000 for the first nine months of 1994. The increases in DD&A expense for the first nine months of 1995, compared to the first nine months of 1994, resulted primarily from an increase in the Company's composite DD&A rate and, to a lesser extent, from increased volumes of liquid hydrocarbons produced by the Company that was only partially offset by a decrease in the volume of natural gas produced by the Company.
The composite DD&A rate for all of the Company's producing fields for the third quarter of 1995 was $0.93 per equivalent Mcf ($5.56 per equivalent barrel), an increase of approximately 18% from a composite DD&A rate of $0.79 per equivalent Mcf ($4.74 per equivalent barrel) for the third quarter of 1994. The Company produced 17,483,000 equivalent Mcf (2,913,000 equivalent barrels) during the third quarter of 1995, a decrease of approximately 21% from the 22,132,000 equivalent Mcf (3,689,000 equivalent barrels) produced by the Company during the third quarter of 1994. The composite DD&A rate for all of the Company's producing fields for the first nine months of 1995 was $0.91 per equivalent Mcf ($5.43 per equivalent barrel), an increase of approximately 23% from a composite DD&A rate of $0.74 per equivalent Mcf ($4.45 per equivalent barrel) for the first nine months of 1994. The Company produced 57,728,000 equivalent Mcf (9,621,000 equivalent barrels) during the first nine months of 1995, a decrease of approximately 7% from the 61,794,000 equivalent Mcf (10,299,000 equivalent barrels) produced by the Company during the first nine months of 1994. The increase in the composite DD&A rate for all of the Company's producing fields for the third quarter and the first nine months of 1995, compared to the third quarter and first nine months of 1994, resulted primarily from the increased percentage of the Company's production that is attributable to certain of the Company's newer fields that have higher DD&A rates than the Company's historical composite DD&A rate.

        The Company's interest charges for the third quarter of 1995 were $2,742,000, an increase of approximately 12% compared to interest charges of $2,450,000 for the third quarter of 1994. The Company's interest charges for the first nine months of 1995 were $8,268,000, an increase of approximately 7% compared to interest charges of $7,714,000 for the first nine months of 1994. Interest charges for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, increased primarily due to an increase in average debt outstanding.

        The Company's capitalized interest expense for the third quarter of 1995 was $709,000, an increase of approximately 256% compared to capitalized interest expense of $199,000 for the third quarter of 1994. The

                   POGO PRODUCING COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


Company's capitalized interest expense for the first nine months of 1995 was $945,000, an increase of approximately 78% compared to capitalized interest expense of $530,000 for the first nine months of 1994. The increase in the Company's capitalized interest expense for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, is related primarily to the capitalization of interest expenses resulting from the engineering, acquisition and construction of facilities and equipment for the Company's development project in the Gulf of Thailand.

        As of November 1, 1995, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate paid by the Company on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

        Income tax expense for the third quarter of 1995 was $44,000, a decrease of approximately 99% from income tax expense of $4,212,000 for the third quarter of 1994. Income tax expense for the first nine months of 1995 was $3,979,000, a decrease of approximately 70% from income tax expense of $13,464,000 for the first nine months of 1994. The decrease in income tax expense for the third quarter and first nine months of 1995, compared to the third quarter and first nine months of 1994, resulted primarily from decreased pre-tax income.

Liquidity and Capital Resources -

        The Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 reflects net cash provided by operating activities of $75,434,000. In addition to net cash provided by operating activities, the Company received $1,628,000 from the exercise of stock options and $100,000 from the sale of certain non-strategic properties. The Company also had net borrowings of $15,000,000 under its revolving credit facility and uncommitted lines of credit with banks. During the first nine months of 1995, the Company invested $72,325,000 of such cash flow in capital projects, purchased certain proved reserves for $11,921,000, expended $450,000 on the repurchase of certain of its 8% Debentures in open market transactions, and paid $0.09 per share in dividends to holders of the Company's common stock. Of the $75,434,000 invested in capital projects, $26,497,000 was applicable to 1994 capital projects and $48,937,000 was applicable to 1995 capital projects. As of September 30, 1995, the Company's cash and cash investments were $7,432,000 and its long-term debt stood at $164,249,000.

        The Company's capital and exploration budget for 1995, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, previously announced to be $100,000,000, has been increased by the Company's Board of Directors to $115,000,000. The capital and exploration budget has been revised primarily to accelerate development of the Company's Tantawan project in the Gulf of Thailand. In addition to anticipated capital and exploration expenses, other material 1995 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax and interest expense, a $3,000,000 sinking fund payment on the 8% Debentures (for which the Company may tender all or a portion of the $2,129,000 face amount of 8% Debentures that it currently holds) and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on November 30, 1995 to stockholders of record as of November 10, 1995. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility and uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1995 capital and exploration budget, currently anticipated costs associated with the Company's Thailand projects during 1995 and anticipated future dividend payments. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend in the third quarter of 1994. However,

                   POGO PRODUCING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


the declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

        Effective June 1, 1995, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with the same banks that were parties to the credit agreement that it superseded. The Credit Agreement provided for an unsecured $150,000,000 revolving/term credit facility which will be fully revolving until January 1, 1998, after which the balance will be due in eight quarterly term loan installments, commencing April 30, 1998. Effective November 1, 1995 the Company voltuntarily reduced, on a temporary basis, the lenders' commitment under the Credit Agreement to $125,000,000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base, determined semiannually by the lenders in accordance with the Credit Agreement based on the discounted present value of future net income from certain of the Company's oil and gas reserves. As of November 1, 1995, the borrowing base exceeded $125,000,000. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt), and a fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement currently bear interest at a Base (Prime) rate, a certificate of deposit rate plus 1 1/8%, or LIBOR plus 1%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged. The commitment fee is 5/16 of 1% per annum on the unborrowed amount under the Credit Agreement that is designated as "active" and 1/8 of 1% per annum on the unborrowed amount under the Credit Agreemeent that is designated as "inactive." Of the $125,000,000 that is currently available under the Credit Agreement, $100,000,000 is designated as "active" and $25,000,000 is designated as "inactive."

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 4(a)   -- Amended and Restated Credit Agreement dated as
                           as of June 1, 1995 among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent

                 27     -- Financial Data Schedule

           (B)   Reports on Form 8-K

                 None

                   POGO PRODUCING COMPANY AND SUBSIDIARIES


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Pogo Producing Company
                                                   Registrant

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller
                                           (Principal Accounting Officer)




                                              /s/ JOHN W. ELSENHANS
                                                  John W. Elsenhans
                                            Vice President and Treasurer
                                            (Principal Financial Officer)





Date:  November 13, 1995

                           EXHIBIT INDEX



                 4(a)   -- Amended and Restated Credit Agreement dated as
                           as of June 1, 1995 among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent

                 27     -- Financial Data Schedule

           (B)   Reports on Form 8-K

                 None