Form 10-K405
period 1995-12-31
POGO PRODUCING CO
filed 1996-03-04
CIK 230463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Preferred Stock Purchase Rights               New York Stock Exchange
8% Convertible Subordinated                   New York Stock Exchange
  Debentures due December 31, 2005

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,007,572,356 as of March 1, 1996 (based on $33.25 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date).

     33,073,045 shares of the registrant's Common Stock were outstanding as of March 1, 1996.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement respecting the annual meeting of shareholders to be held on April 23, 1996 (to be filed not later than 120 days after December 31, 1995) are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Pogo Producing Company (the "Company"), incorporated in 1970, is engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico and onshore in the United States. The Company is also engaged in exploration of its license concession in the Gulf of Thailand, and has commenced, with its joint venture partners, a development program in connection with its oil and gas discoveries on that concession. As of December 31, 1995, the Company had interests in 78 lease blocks offshore Louisiana and Texas, approximately 151,000 gross acres onshore in the United States and approximately 1,300,000 gross acres offshore in the Kingdom of Thailand.

DOMESTIC OFFSHORE OPERATIONS

     Historically, the Company's interests have been concentrated in the Gulf of Mexico, where approximately 73% of the Company's domestic proved reserves and 43% of its total proved reserves are now located. During 1995, approximately 86% of the Company's natural gas production and 67% of its oil and condensate production was from its domestic offshore properties, contributing approximately 78% of consolidated oil and gas revenues. Five offshore producing areas, Eugene Island, Main Pass, South Pass, East Cameron and South Marsh Island, account for approximately 36% of the Company's net proved natural gas reserves and approximately 37% of the Company's proved crude oil, condensate and natural gas liquids reserves. Eugene Island is the Company's largest producing area with 1995 average net revenue production (net to the Company's interest and net of royalty burdens) of approximately 51.5 million cubic feet ("MMcf") per day of natural gas and 4,800 barrels ("Bbls") per day of oil, condensate and natural gas liquids. The table in Item 2 of this Annual Report on Form 10-K for the year ended December 31, 1995 (this "Annual Report") summarizes the Company's offshore leasehold interests, drilling activity, and platforms set or announced as of December 31, 1995.

  Lease Acquisitions

     The Company has participated, either on its own or with other companies, in bidding on and acquiring interests in federal and state leases offshore in the Gulf of Mexico since December 1970. As a result of such sales and subsequent activities, as of December 31, 1995, the Company owned interests in 71 federal leases and 7 state leases offshore Louisiana and Texas. Federal leases generally have primary terms of five years and state leases generally have terms of three years, in each case subject to extension by development and production operations.

     As part of its strategy, the Company intends to continue an active lease evaluation program in the Gulf of Mexico in order to identify exploration and exploitation opportunities. During 1995, the Company was successful in acquiring interests in eleven lease blocks, Vermilion 346, Main Pass 207, 212 and 213, South Timbalier 316 and 317, South Pass 73, Mississippi Canyon 64 and High Island A-94, A-95 and A-377, through federal Outer Continental Shelf oil and gas lease sales and one block, Main Pass 76, through the State of Louisiana's state waters lease sale. The Department of the Interior has announced its intention to hold two lease sales during 1996 covering federal acreage in the Central and Western portions of the Gulf of Mexico; and it is anticipated that various states will also hold sales covering offshore state acreage from time to time. As in the case of prior sales, the extent to which the Company participates in future bidding will depend on the availability of funds and its estimates of hydrocarbon deposits, operating expenses and future revenues which reasonably may be expected from available lease blocks. Such estimates typically take into account, among other things, estimates of future hydrocarbon prices, federal regulations, and taxation policies applicable to the petroleum industry.

     It is also the Company's objective to acquire certain producing leasehold properties in areas where additional low-risk drilling or improved production methods by the Company can provide attractive rates of return. During 1995, the Company acquired additional working interests in portions of three federal lease blocks in the South Pass, Main Pass and East Cameron areas of the Gulf of Mexico.

  Exploration and Development

     The scope of exploration and development programs relating to the Company's offshore interests is affected by prices for oil and gas, and by federal, state and local legislation, regulations and ordinances applicable to the petroleum industry. The Company's domestic offshore capital and exploration expenditures for 1995 were approximately $37,800,000 (excluding approximately $650,000 of net property acquisitions), or 22% lower than the Company's domestic offshore capital and exploration expenditures of approximately $48,400,000 (excluding approximately $32,600,000 of net property acquisitions) for 1994 and 7% lower than the Company's domestic offshore capital and exploration expenditures of approximately $40,600,000 for 1993. The decline in the Company's domestic offshore capital and exploration expenditures for 1995, compared to 1994 and 1993, resulted primarily from a decrease in planned drilling and workovers by the operators of certain of the Company's domestic offshore non-operated properties, together with adverse weather conditions offshore during the third and fourth quarters of 1995 that resulted in the postponement of certain scheduled drilling and workover operations until early 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Leases acquired by the Company and other participants in its bidding groups are customarily committed, on a block-by-block basis, to separate operating agreements under which the appointed operator supervises exploration and development operations for the account and at the expense of the group. These agreements usually contain terms and conditions which have become relatively standardized in the industry. Major decisions regarding development and operations typically require the consent of at least a majority (in working interest) of the participants. Because the Company generally has a meaningful working interest position, the Company believes it can significantly influence (but not always control) decisions regarding development and operations on most of the leases in which it has a working interest even though it may not be the operator of a particular lease. The Company is currently the operator on all or a portion of 23 of the 78 offshore leases in which it has an interest.

     Platforms are installed on an offshore lease block when, in the judgment of the lease interest owners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment. Platforms are used to accommodate both development drilling and additional exploratory drilling. Over the last three years, the gross cost of production platforms to the joint ventures in which the Company has varying net interests has averaged approximately $7,205,000. Platform costs vary and more expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. During 1995, the Company installed a platform on High Island A-451. See "Properties -- Principal Properties."

     In 1989, the Company entered into a limited partnership agreement as general partner of Pogo Gulf Coast, Ltd., a Texas limited partnership ("Pogo Gulf Coast"). As of December 31, 1995, Pogo Gulf Coast had interests in 12 federal offshore leases. The Company owns 40% of any interest in properties acquired by the limited partnership. Unless otherwise noted, the statistical data reported in this Annual Report reflect only the Company's share of Pogo Gulf Coast's holdings.

DOMESTIC ONSHORE OPERATIONS

     The Company has onshore division staffs in Houston and Midland, Texas. Its onshore activities are concentrated in known oil and gas provinces, principally the Permian Basin area of southeastern New Mexico, West Texas and Northwest Texas, and in the onshore Gulf Coast area. The Company's primary drilling objective in southeastern New Mexico is the Brushy Canyon (Delaware) formation which produces oil from depths of 6,000 to 9,000 feet. Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in the drilling of 259 wells through December 31, 1995, including 50 wells in 1995. During the month of December 1995, the Company's net revenue interest portion of daily oil and condensate production from its Western Division, principally from its Permian Basin New Mexico properties, averaged approximately 4,072 Bbls which represented approximately 34% of the Company's total average daily production of oil and condensate during such month.

     The Company generally conducts its onshore activities through joint ventures and other interest-sharing arrangements with major and independent oil companies. The Company operates many of its own onshore properties using independent contractors.

     The Company's domestic onshore capital and exploration expenditures were approximately $32,950,000 (excluding approximately $7,750,000 of net property acquisitions) for 1995, or 3% higher than the Company's domestic onshore capital and exploration expenditures of approximately $32,000,000 for 1994 and 11% higher than the Company's domestic onshore capital and exploration expenditures of approximately $29,800,000 for 1993. As of December 31, 1995, the Company held leases on 95,286 net acres onshore in the United States. Onshore reserves as of December 31, 1995, accounted for approximately 27% of the Company's domestic proved reserves and approximately 16% of its total proved reserves. During 1995, approximately 14% of the Company's natural gas production and 33% of its oil and condensate production was from its domestic onshore properties, contributing approximately 22% of consolidated oil and gas revenues.

INTERNATIONAL OPERATIONS

     The Company has conducted international exploration activities since the late 1970's in numerous oil and gas areas throughout the world. The Company pursues a strategy of evaluating potentially high return prospects in areas of the world with a stable political and financial climate such as certain European and ASEAN ("Association of Southeast Asian Nations") countries. Currently, the Company maintains an office in Bangkok, Thailand from which it directs a field development project in the Gulf of Thailand on a portion of its Block B8/32 Concession discussed below.

     The Company's international capital and exploration expenditures were approximately $34,950,000 for 1995 (excluding approximately $4,171,000 of net property acquisitions), or 450% higher than the Company's international capital and exploration expenditures of approximately $6,350,000 for 1994 and 483% higher than the Company's international capital and exploration expenditures of approximately $6,000,000 for 1993. Substantially all of the Company's international capital and exploration expenditures for 1995 were related to the Company's license in the Kingdom of Thailand. In addition, the Company continues to evaluate other international opportunities that are consistent with the Company's international exploration strategy.

  Tantawan Field

     In August 1995, at the request of Pogo's wholly owned subsidiary Thaipo Limited ("Thaipo") and two of its joint venture partners, the government of Thailand designated a portion of the Block B8/32 Concession (the "Concession") comprising approximately 68,000 acres as the Tantawan production area. The Tantawan production area, of which Thaipo is the operator and has a 46.34% working interest, has been named the Tantawan Field. Through March 1, 1996, ten exploration and nine development wells have been drilled in the Tantawan production area, all but one of which encountered hydrocarbons. A tenth development well is currently being drilled in the Tantawan production area and additional wells are currently planned for 1996.

     Thaipo and its partners are currently engaged in further development drilling and in the design and construction of offshore platforms and pipelines for the Tantawan Field. Oil and gas production from the field will be gathered through pipelines from the platforms into a Floating Production, Storage and Offloading system (an "FPSO") to be named the "Tantawan Explorer." The FPSO Tantawan Explorer will be a converted oil tanker with a capacity of slightly less than 1,000,000 Bbls, that will be moored in the Tantawan Field, on which hydrocarbon processing, separation, dehydration, compression, metering and other production related equipment will be installed. Following processing on board the FPSO, natural gas produced from the field will be delivered into the export pipeline currently under construction by the Petroleum Authority of Thailand ("PTT"). Oil and condensate produced from the field will be stored on board the FPSO and transferred to shore by oil tanker. The FPSO and its processing equipment, which is currently under construction, will be leased from a third party under a bareboat charter by Tantawan Services, LLC, an affiliate of Thaipo. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Thaipo and its joint venture partners will pay a daily processing fee to Tantawan Services, LLC, to process the production from the Tantawan Field through the

FPSO. The FPSO has been designed with an initial processing capacity of 50,000 Bbls per day of oil and condensate, and 150 MMcf per day of natural gas, expandable to 200 MMcf per day. An additional 100 MMcf per day of natural gas can bypass the processing facilities, as necessary, and enter the export pipeline manifold now being fabricated for use in the Tantawan Field. The Company currently anticipates achieving first-production from the Tantawan Field in the latter part of the fourth quarter of 1996, contingent upon various factors including timely delivery of the FPSO by its lessor, the completion of the new pipeline being constructed by PTT, and ongoing development drilling and field facilities construction by the concessionaires and their contractors. See "-- Miscellaneous; Sales."

     On November 7, 1995, Thaipo and its joint venture partners announced the signing of a thirty-year gas sales agreement with PTT, initially governing gas production from the Tantawan Field. Initial terms of the agreement include an initial minimum daily contract quantity ("DCQ") during the first year after production commences from the Tantawan Field (or 1997) of 75 MMcf per day with the DCQ rising to 85 MMcf per day in the following year. The DCQ is the minimum daily volume that PTT has agreed to take, or pay for if not taken under the agreement. Mutual agreement on dedicated reserves would be renegotiated as and when the DCQ exceeds 125 MMcf per day. Initial base gas prices start at approximately $2.00 per thousand cubic feet ("Mcf"), subject to semi-annual adjustments based upon a formula which takes into account changes in Thai wholesale and fuel oil prices and the U.S./Thai currency exchange rate.

  Benchamas and Pakakrong Discoveries

     Exploration efforts also continue on those portions of the Concession outside the Tantawan production area. Through March 1, 1996, six exploration wells have been drilled on the Concession outside of the Tantawan Field production area. This includes four wells, all of which have encountered hydrocarbons, on the Benchamas prospect and one well, which also encountered hydrocarbons, on the Pakakrong prospect. A second well is currently being drilled on the Pakakrong structure. Thaipo, which does not act as the operator on those portions of the Concession outside the Tantawan production area, owns a 31.67% working interest in the Benchamas and Pakakrong prospects and all other portions of the Concession outside the Tantawan production area. In addition to the Benchamas and Pakakrong prospects, Thaipo and its joint venture partners have identified several other potentially promising seismic structures on the approximately 1.3 million acres of Concession that are not part of the Tantawan production area. In 1995, Thaipo and its joint venture partners shot, processed and are currently evaluating 13,283 kilometers of new 3-D seismic data on parts of the Concession outside of the Tantawan production area. This 3-D seismic data is in addition to the 19,500 kilometers of 3-D seismic that have already been acquired on the Concession since 1993. Thaipo and its joint venture partners currently plan to acquire additional 3-D seismic data during 1996 on certain other parts of the Concession outside of the Tantawan production area.

     As a result of this successful drilling program, the Company's net proved reserves located on the Concession are currently estimated at 132 billion cubic feet ("Bcf") of natural gas, or approximately 40% of the Company's total estimated net proved reserves of natural gas, 19 million Bbls ("MMBbls") of crude oil, condensate and natural gas liquids, or approximately 42% of the Company's total estimated net proved reserves of oil, condensate and natural gas liquids, which totals, on an equivalent basis, 246 Bcf equivalent ("Bcfe"), or approximately 41% of the Company's total net proved oil and gas equivalent reserves.

     Any production resulting from the Concession (including the Tantawan production area) will be subject to a royalty ranging from 5% to 15% of oil and gas sales, plus certain fixed dollar amounts payable at specified cumulative production levels. Revenue from production in Thailand will also be subject to income taxes and other similar governmental charges. As set forth in the August 1991 Concession agreement, the initial exploratory term of the Concession agreement is for a period of up to six years expiring on July 31, 1997; subject to further extension as described below. In addition, the Concession agreement also required Thaipo and its joint venture partners on July 31, 1995, to release back to the government approximately 1.3 million acres out of the original approximately 2.6 million acres included in the Concession on July 31, 1995. The area that was released was located primarily in the western half of the Concession. At the end of the Concession agreement's initial exploration term on July 31, 1997, Thai petroleum law permits the government to grant, upon application by a concessionaire, an additional three year exploration term on up to fifty percent of the

Concession acreage that has not been previously designated as a production area or returned to the government, subject to certain terms and conditions including the agreement to undertake a work program and the payment of substantial fees and rentals. Following the commencement of production, the initial production period term is 20 years, subject to extension, for those portions of the Concession that are designated as production areas. See also "-- Miscellaneous; Sales."

MISCELLANEOUS

  Other Assets

     The Company and a subsidiary, Pogo Offshore Pipeline Co., own minority interests in four pipelines through which offshore oil production is transported. In addition, the Company owns an approximately 19.3% interest in a cryogenic gas processing plant near Erath, Louisiana, which entitles it to process up to 186 MMcf of natural gas and 5,478 Bbls of natural gas liquids per day. The plant is not currently operating at full capacity.

  Sales

     The marketing of offshore oil and gas production is subject to the availability of pipelines and other transportation, processing and refining facilities, as well as the existence of adequate markets. As a result, even if hydrocarbons are discovered in commercial quantities, a substantial period of time may elapse before commercial production commences. If pipeline facilities in an area are insufficient, the Company may have to await the construction or expansion of pipeline capacity before production from that area can be marketed. The Company's domestic offshore properties are generally located in areas where a pipeline infrastructure is well developed and there is adequate availability in such pipelines to handle the Company's current and projected future production.

     The Company's concession in Thailand is traversed by a major (34 inches in diameter) natural gas pipeline that is owned and operated by PTT which comes within approximately 25 miles of the Tantawan structure. This pipeline is currently running at or near capacity. However, completion of a second, parallel, 36 inch in diameter pipeline that is also owned, and will be operated, by PTT is expected to occur during 1996. Thaipo and its joint venture partners in the Tantawan field signed a long term gas sales contract with PTT in November 1995. See "-- International Operations; Tantawan Field." Development plans for the Tantawan field currently contemplate that oil and condensate production from the Tantawan field will initially be stored aboard the FPSO, sold to PTT and transferred to shore by means of oil tankers.

     The marketing of onshore oil and gas production is also subject to the availability of pipelines, crude oil hauling and other transportation, processing and refining facilities as well as the existence of adequate markets. Generally, the Company's onshore domestic oil and gas production is located in areas where commercial production of economic discoveries can be rapidly effectuated.

     Most of the Company's natural gas sales are currently made in the "spot market" for no more than one month at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is also generally sold one month at a time at the currently available prices. Other than any futures contracts which may exist from time to time, and which are referred to in "-- Miscellaneous; Competition and Market Conditions," and the gas sales contract for production from the Tantawan field (see
"-- International Operations; Tantawan Field") the Company has no existing contracts that require the delivery of fixed quantities of oil or natural gas other than on a best efforts basis. See also "Financial Statements and Supplementary Data -- Note 4 to Notes to Consolidated Financial Statements and -- Unaudited Supplementary Financial Data."

  Competition and Market Conditions

     The Company experiences competition from other oil and gas companies in all phases of its operations, as well as competition from other energy related industries. The Company's profitability and cash flow are highly dependent upon the prices of oil and natural gas, which historically have been seasonal, cyclical and volatile.

In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including various weather, economic, political and regulatory conditions. In the past, when natural gas prices in the United States were lower than they are currently, the Company at times elected to curtail certain quantities of its production. For example, in the fourth quarter of 1994, the Company curtailed a small portion of its daily natural gas production. As of March 1, 1996, the Company was not curtailing any of its natural gas production as a result of low natural gas prices. Should natural gas prices fall again in the future, the Company may again elect to curtail certain quantities of its natural gas production. Any significant decline in oil or gas prices could have a material adverse effect on the Company's operations and financial condition and could, under certain circumstances, result in a reduction in funds available under the Company's bank credit facility.

     Because it is impossible to predict future oil and gas price movements with any certainty, the Company from time to time enters into contracts on a portion of its production to hedge against the volatility in oil and gas prices. Such hedging transactions, historically, have never exceeded 50% of the Company's total oil and gas production on an energy equivalent basis for any given period. While intended to limit the negative effect of price declines, such transactions could effectively limit the Company's participation in price increases for the covered period, which increases could be significant. As of March 1, 1996, the Company was not a party to any natural gas future contracts or crude oil swap agreements. When the Company does engage in such hedging activities, it may satisfy its obligations with its own production or by the purchase (or sale) of third party production. The Company may also cancel all delivery obligations by offsetting such obligations with equivalent agreements, thereby effecting a purely cash transaction.

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

  Risks of Foreign Operations

     Ownership of property interests and production operations in Thailand and in any other areas outside the United States that the Company may choose to do business, are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company seeks to manage these risks by concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies. The Company believes that the Kingdom of Thailand currently presents favorable conditions in which to conduct international operations.

EXPLORATION AND PRODUCTION DATA

     In the following data "gross" refers to the total acres or wells in which the Company has an interest and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

  Acreage

     The following table shows the Company's interest in developed and undeveloped oil and gas acreage as of December 31, 1995:

                                                      DEVELOPED
                                                     ACREAGE(a)         UNDEVELOPED ACREAGE(b)
                                                 -------------------    ----------------------
                                                  GROSS        NET        GROSS         NET
                                                 -------     -------    ----------    --------
    DOMESTIC ONSHORE
      Louisiana................................      869         209         3,252       1,253
      New Mexico...............................   17,495       9,370        59,809      41,275
      Texas....................................   16,893       8,960        49,587      33,831
      Other....................................    3,200         333           238          55
                                                 -------     -------    ----------    --------
              Total Domestic Onshore...........   38,457      18,872       112,886      76,414
                                                 =======     =======    ==========    ========
    DOMESTIC OFFSHORE
      Louisiana (State)........................    7,804       3,120         1,169         584
      Louisiana (Federal)(c)...................  174,625      59,786        77,200      24,805
      Texas (Federal)..........................   46,080      11,820        23,040      15,552
                                                 -------     -------    ----------    --------
              Total Domestic Offshore..........  228,509      74,726       101,409      40,941
                                                 -------     -------    ----------    --------
    TOTAL DOMESTIC.............................  266,966      93,598       214,295     117,355
                                                 -------     -------    ----------    --------
    INTERNATIONAL
      Thailand (Offshore)......................       --          --     1,351,556     437,971
                                                 -------     -------    ----------    --------
    TOTAL COMPANY..............................  266,966      93,598     1,565,851     555,326
                                                 =======     =======    ==========    ========

---------------

(a) "Developed acreage" consists of lease acres spaced or assignable to production on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil and natural gas.

(b) Approximately 14% of the Company's total domestic offshore net undeveloped acreage is under leases that have terms expiring in 1996 (unless otherwise extended) and another approximately 4.5% of total domestic offshore net undeveloped acreage will expire in 1997 (unless otherwise extended). Approximately 15% of the Company's total domestic onshore net undeveloped acreage is under leases that have terms expiring in 1996 (unless otherwise extended) and another approximately 7% of total domestic onshore net undeveloped acreage will expire in 1997 (unless otherwise extended). None of the Company's total international net undeveloped acreage will need to be relinquished in 1996. However, approximately 93% of the Company's total international net undeveloped acreage must be relinquished to the Thai government in 1997 unless designated as a production area or unless the exploration term is extended as discussed hereinabove. See
     "Business -- International Operations; Benchamas Discovery."

(c) The Company also owns overriding royalty interests in one federal lease offshore Louisiana.

  Productive Wells and Drilling Activity

     The following table shows the Company's interest in productive oil and natural gas wells as of December 31, 1995. Productive wells are producing wells plus wells "capable of production" (e.g., natural gas wells waiting for pipeline connections or necessary governmental certification to commence deliveries and oil wells waiting to be connected to production facilities).

                                                                                 NATURAL GAS
                                                             OIL WELLS(A)          WELLS(A)
                                                            ---------------     --------------
                                                            GROSS      NET      GROSS     NET
                                                            -----     -----     -----     ----
    Offshore United States................................   193       47.4      168      53.7
    Onshore United States.................................   260      159.1       70      27.5
                                                             ---      -----      ---      ----
              Total.......................................   453      206.5      238      81.2
                                                             ===      =====      ===      ====

---------------

(a) One or more completions in the same bore hole are counted as one well. The data in the above table includes 31 gross (8.0 net) oil wells and 13 gross (5.4 net) natural gas wells with multiple completions.

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

                                                 1995                  1994                 1993
                                           -----------------    ------------------    -----------------
                                           SUCCESSFUL    DRY    SUCCESSFUL    DRY     SUCCESSFUL    DRY
                                           ----------    ---    ----------    ----    ----------    ---
    GROSS WELLS:
    Offshore United States
      Exploratory........................      7.0       4.0        2.0         --        5.0       1.0
      Development........................      3.0       1.0       25.0        2.0       15.0       --
    Onshore United States
      Exploratory........................      8.0       1.0        3.0        6.0        3.0       4.0
      Development........................     47.0       1.0       51.0        3.0       61.0       1.0
    Offshore Kingdom of Thailand
      Exploratory........................      3.0       --         5.0         --        2.0       2.0
      Development........................      7.0       --          --         --         --       --
                                              ----       ---       ----       ----       ----       ---
              Total......................     75.0       7.0       86.0       11.0       86.0       8.0
                                              ====       ===       ====       ====       ====       ===
    NET WELLS:
    Offshore United States
      Exploratory........................      3.0       1.6        0.6         --        1.7       0.1
      Development........................      1.0       0.4        8.4        1.4        7.7       --
    Onshore United States
      Exploratory........................      4.6       1.0        2.8        3.6        2.0       3.2
      Development........................     31.3       0.1       29.9        0.9       33.1       0.4
    Offshore Kingdom of Thailand
      Exploratory........................      1.1       --         1.6         --        0.6       0.6
      Development........................      3.2       --          --         --         --       --
                                              ----       ---       ----       ----       ----       ---
              Total......................     44.2       3.1       43.3        5.9       45.1       4.3
                                              ====       ===       ====       ====       ====       ===

     As of December 31, 1995, the Company was participating in the drilling of 2 gross (0.7 net) offshore domestic wells, 8 gross (4.2 net) onshore wells and 2 gross (0.8 net) wells offshore the Kingdom of Thailand.

  Production and Sales

     The following table summarizes the Company's average daily production, net of all royalties, overriding royalties and other outstanding interests, for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis.

                                                               1995       1994       1993
                                                              -------    -------    -------
    Production Sales:
      Natural Gas (Mcf per day).............................  121,000    144,800     91,700
                                                              =======    =======    =======
      Liquid Hydrocarbons (Bbls per day)
         Crude Oil and Condensate...........................   11,786     11,100      9,851
         Natural Gas Liquids(a).............................    1,998      2,222      1,678
                                                              -------    -------    -------
              Total Liquid Hydrocarbons.....................   13,784     13,322     11,529
                                                              =======    =======    =======

---------------

(a) Natural Gas Liquids production sales includes sales attributable to both the Company's leasehold and plant ownership.

     The following table shows the average sales prices received by the Company for its production and the average production (lifting) costs per unit of production during the periods indicated. See "-- Miscellaneous; Competition and Market Conditions and Sales."

                                                                  1995      1994      1993
                                                                 ------    ------    ------
    Sales Prices:
      Natural Gas (per Mcf)....................................  $ 1.63    $ 1.88    $ 1.98
      Crude Oil and Condensate (per Bbl).......................  $17.80    $16.08    $17.81
      Natural Gas Liquids (per Bbl)............................  $11.10    $11.33    $11.90
    Production (lifting) Costs(a)
      Natural Gas, Crude Oil, Condensate and Natural Gas
         Liquids (per equivalent Mcf of Natural Gas)...........  $ 0.47    $ 0.36    $ 0.45

---------------

(a) Production costs were converted to common units of measure on the basis of relative energy content. Such production costs exclude all depletion and amortization associated with property and equipment.

  Reserves

     The following table sets forth information as to the Company's net proved and proved developed reserves as of December 31, 1995, 1994, and 1993, and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves, as estimated by Ryder Scott Company Petroleum Engineers, Houston, Texas ("Ryder Scott") in accordance with criteria prescribed by the Securities and Exchange Commission (the "Commission"). The summary report of Ryder Scott on the reserve estimates, which includes definitions and assumptions, is set forth as an exhibit to this Annual Report and definitions, assumptions and descriptions of methodology following the tables are based upon the Ryder Scott report.

                                                                  AS OF DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
    Total Proved Reserves:
      Oil, condensate, and natural gas liquids (thousands
         of Bbls ("MBbls")) --
         Located in the United States....................    26,185      26,188      22,843
         Located in the Kingdom of Thailand..............    18,997       7,674       5,425
                                                           --------    --------    --------
              Total Company..............................    45,182      33,862      28,268
                                                           ========    ========    ========
      Natural Gas (MMcf)
         Located in the United States....................   196,454     186,151     199,392
         Located in the Kingdom of Thailand..............   131,607      56,739      33,474
                                                           --------    --------    --------
              Total Company..............................   328,061     242,890     232,866
                                                           ========    ========    ========
      Present value of estimated future net revenues,
         before income taxes (in thousands)
         Located in the United States....................  $400,845    $330,868    $386,674
         Located in the Kingdom of Thailand..............   131,630      52,112      17,166
                                                           --------    --------    --------
              Total Company..............................   532,475     382,980    $403,840
                                                           ========    ========    ========
    Proved Developed Reserves (all located in the United
      States):
      Oil, condensate, and natural gas liquids (thousands
         of Bbls)........................................    22,488      24,670      20,976
      Natural Gas (MMcf).................................   164,679     178,518     183,139
      Present value of estimated future net revenues,
         before income taxes (in thousands)..............  $359,984    $321,514    $375,287

     Natural gas liquids comprise approximately 9% of the Company's total proved liquids reserves and approximately 15% of the Company's proved developed liquids reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon Bbls. All gas volumes and gas sales are expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located.

     Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (i) that portion delineated by drilling and defined by fluid contacts, if any, and (ii) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data becomes available. Proved natural gas reserves are comprised of nonassociated, associated and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (i) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (ii) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including, (i) pressure maintenance, (ii) cycling, and (iii) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, condensate, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

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

     In computing future revenues from gas reserves attributable to the Company's interests, prices in effect at December 31, 1995 were used, including current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Commission guidelines, the future gas prices that were used make no allowances for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. In computing future revenues from liquids attributable to the Company's interest, prices in effect at December 31, 1995 were used and these prices were held constant to depletion of the properties. With respect to the Company's Thailand properties, production was assumed to commence in the latter part of 1996, at the initial sales price provided for in the long term gas sales contract between Thaipo, its joint venture partners in the Tantawan production area, and PTT. See "-- International Operations."

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

     No deduction was made for indirect costs such as general and administrative and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. Accumulated gas production imbalances, if any, have been taken into account.

     Production data used to arrive at the estimates set forth above includes estimated production for the last few months of 1995.

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

     The Company is periodically required to file estimates of its oil and gas reserve data with various governmental regulatory authorities and agencies, including the Federal Energy Regulatory Commission ("FERC") and the Federal Trade Commission. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting reserves to these agencies, in some cases, is not comparable to that furnished above because of the nature of the various reports required. The major differences include differences in the time as of which such estimates are made, differences in the definition of reserves, requirements to report in some instances on a gross, net or total operator basis and requirements to report in terms of smaller geographical units. During 1995, no estimates by the Company of its total proved net oil and gas reserves were filed with or included in reports to any governmental authority or agency other than the Commission and, with respect to reserves relating to the Company's properties located in Thailand, the Kingdom of Thailand's Department of Mineral Resources.

GOVERNMENT REGULATION

     The Company's operations are affected from time to time in varying degrees by political developments and governmental laws and regulations. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations, and the petroleum industry has been subject to governmental tax laws dealing specifically with it.

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

  Environmental Matters

     Domestic oil and gas operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") also known as the "Superfund Law." The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase costs to the Company and others in the industry. Regulations of the Department of the Interior currently impose absolute liability upon the lessee under a federal lease for the costs of clean-up of pollution resulting from a lessee's operations, and such lessee may also be subject to possible legal liability for pollution damages. The Company maintains insurance against costs of clean-up operations, but is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

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

     The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" (which include owners and operators of offshore facilities) related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

     The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence of financial responsibility of up to $10,000,000 depending on gross tonnage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. On August 25, 1993, the Mineral Management Service (the "MMS") published an advance notice of its intention to adopt a rule under OPA that would require owners and operators of offshore oil and gas facilities to establish $150,000,000 in financial responsibility to cover costs that might be incurred by governmental entities in responding to an oil spill. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. Both the Senate and the U.S. House of Representatives recently adopted separate legislation that would lower the financial responsibility requirement under the OPA to $35,000,000 in most cases, but this legislation has not yet been reconciled in conference committee for consideration by both chambers of Congress. The Company cannot predict the result of any legislative action or the final form of the financial responsibility rule that will be adopted, but such rule has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

     The Company's onshore operations are subject to numerous United States federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment including CERCLA. Such regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws, if enacted, could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Company.

     The Company is asked to comment on the costs it incurred during the prior year on capital expenditures for environmental control facilities and the amount it anticipates incurring during the coming year. The Company believes that, in the course of conducting its oil an gas operations, many of the costs attributable to environmental control facilities would have been incurred absent environmental regulations as prudent, safe oilfield practice. During 1995, the Company incurred capital expenditures of approximately $1,497,000 for environmental control facilities, primarily relating to the completion of two salt water disposal facilities in New Mexico. The Company currently has budgeted approximately $1,000,000 for environmental control facilities during 1996, including, among other things, one salt water disposal facility.

  Other Laws and Regulations

     Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of oil and gas including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which the Company has production, could be to limit the number of wells that could be drilled on the Company's properties and to limit the allowable production from the successful wells completed on the Company's properties, thereby limiting the Company's revenues.

     The MMS administers the oil and gas leases held by the Company on federal onshore lands and offshore tracts in the Outer Continental Shelf. The MMS holds a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the MMS changes or reinterprets the applicable regulation governing its royalty interests, and such action can indirectly affect the actual royalty obligation that the Company is required to pay. In a letter dated May 3, 1993, the MMS announced a reinterpretation of its right to collect royalty payments from producers on certain settlements in which such producers and pipeline companies were involved a number of years ago. The MMS reinterpretation has been challenged in court by various producers and trade groups representing them. To date, the rulings of various courts have been mixed. The Company was involved in several settlement agreements with pipelines that could be subject to the MMS' new reinterpretation. The MMS is currently reviewing the Company's and other producers' settlement agreements, to see if it believes any additional royalty payments may be due. The Company does not believe that it owes any additional royalties beyond what it has previously paid. However, in the event additional royalty is assessed against the Company in connection with settlement agreements to which the Company is a party, the Company does not currently believe that such additional assessment will have a material adverse impact on the financial condition of the Company.

     Prior to January 1, 1993, various aspects of the Company's natural gas operations were subject to regulations by the FERC under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") with respect to "first sales" of natural gas including price controls and certificate and abandonment authority regulations. However, as a result of the enactment of the Natural Gas Decontrol Act of 1989, the remaining "first sales" restrictions imposed by the NGA and the NGPA terminated on January 1, 1993. The FERC responded to the deregulation of first sales with an effort to increase competition for pipeline services. FERC Order 636, issued in April 1992, requires each pipeline company, among other things, to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. In subsequent orders, the FERC largely affirmed Order 636 and denied a stay of the implementation of the new rules pending judicial review. The FERC has also recently embarked on regulatory initiatives relating to its jurisdiction over rates for natural gas gathering services provided by interstate pipelines and to the availability of market-based and other alternative rate mechanisms to such pipelines for transmission and storage services. Inasmuch as the rates for these pipeline services can affect the gas prices received by the Company for the sale of its production, the FERC's actions may have an impact on the Company

EMPLOYEES

     As of December 31, 1995, the Company had 115 employees. None of the Company's employees are presently represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

     The information appearing in Item 1 of this Annual Report is incorporated herein by reference.

PRINCIPAL PRODUCING PROPERTIES

     As of January 1, 1996, six significant producing areas, of which five are located in the Gulf of Mexico and the sixth is located in New Mexico, accounted for approximately 42% of the estimated proved natural gas reserves and approximately 56% of the estimated oil, condensate and natural gas liquids reserves of the Company. These six producing areas also accounted for approximately 77% of natural gas production and 97% of oil, condensate and natural gas liquids production for 1995. Reserves, as estimated by Ryder Scott, and production data, as estimated by the Company, for the six principal producing areas are shown in the following table. No other major producing area accounted for more than 2.5% of the estimated discounted future net revenues attributable to the Company's estimated proved reserves as of January 1, 1996. Because it is not yet a producing property, the Company's Thailand concession does not appear on the following table even though it accounts for approximately 41% of the Company's total net proved oil and gas equivalent reserves. See "Business -- International Operations."

                          SIGNIFICANT PRODUCING AREAS

                                                                      1995 AVERAGE NET
                                   NET PROVED RESERVES                DAILY PRODUCTION
                                  AS OF JANUARY 1, 1996         -----------------------------   DISCOUNTED
                              ------------------------------                                      FUTURE
                               NATURAL GAS      LIQUIDS(A)       NATURAL GAS     LIQUIDS(A)         NET
                              -------------   --------------    -------------   -------------   REVENUES(B)
                              (MMcf)    %     (MBbls)    %      (Mcf)     %     (Bbls)    %          %
                              ------   ----   -------   ----    ------   ----   ------   ----   -----------
OFFSHORE
Eugene Island...............  46,799   14.3%   7,932    17.6%   51,532   42.6%  4,835    35.1%      22.4%
Main Pass...................  15,947    4.9    5,226    11.6     6,268    5.2   1,721    12.5       10.4
South Pass..................  23,480    7.2    1,251     2.8     6,312    5.2     712     5.2        7.8
East Cameron................  25,260    7.7      306      .7    15,660   12.9     175     1.3        4.6
South Marsh Island..........   6,909    2.1    1,954     4.3     2,710    2.2   1,301     9.4        3.9
ONSHORE
New Mexico Lea/Eddy
  Counties..................  18,172    5.5    8,440    18.7    10,482    8.7   4,593    33.3       14.4

---------------

(a)  "Liquids," includes oil, condensate and natural gas liquids.

(b)  Before income taxes, discounted at 10%.

     Set forth below are descriptions of certain of the Company's significant producing areas. Unless otherwise specifically identified, the information set forth in such descriptions, including production rates and the number of wells, platforms and blocks, is presented on a gross basis, rather than net to the Company.

  Eugene Island

     A significant portion of the Company's reserves and a substantial part of its production are located in the Eugene Island area off the Louisiana coast in the Gulf of Mexico. The Eugene Island area has been an important part of the Company's operations since the first lease in that area was purchased in 1970 and production began in 1973. The Company currently holds interests in 13 blocks in the Eugene Island area. These blocks comprise eight fields containing 86 oil and gas wells producing from multiple reservoirs and horizons.

     The Eugene Island Block 330 field is the Company's most significant producing asset, with 28 productive Pleistocene horizons between 4,000 and 8,000 feet, containing multiple reservoirs. The field, located in 245 feet of water, contains three drilling and production platforms in which the Company holds a 35% working interest, as well as an additional platform in which the Company holds a 30% working interest. There are currently 13 wells producing primarily natural gas and 35 wells producing primarily oil on the block. In 1995, a successful well workover program was completed and more workover and development drilling is currently planned for 1996. Since initial production in 1973, the Eugene Island Block 330 field has produced approximately 660 Bcf of natural gas and 131 MMBbls of oil and condensate (178 Bcf and 38 MMBbls attributable to the Company's net revenue interest). Reserves have been added to this field consistently since production commenced. These increases have been derived from new exploratory horizons, infill drilling, field expansions and higher than anticipated recovery efficiencies.

     Another significant field to the Company is the Eugene Island Block 295 field. In production since 1973, this block has recorded gross production of over 429 Bcf of natural gas and over 3.0 MMBbls of oil and condensate during its twenty-three year life. During the fourth quarter of 1993, the Company successfully drilled and completed five horizontal wells to exploit the natural gas potential located in certain shallow reservoirs on this block in an area where it has a 100% working interest. A platform was set and production commenced from these wells in late February 1994. For the 22 months ending in December 1995, the Company had produced approximately 37 Bcf (26 Bcf attributable to the Company's net revenue interest) from these shallow reservoirs. During December 1995, natural gas production from these reservoirs averaged approximately 24.2 MMcf per day.

     The Eugene Island Block 212 field consists of Eugene Island Blocks 211 and 212 and Ship Shoal Block 175. The field contains eight productive horizons which have four oil wells and one natural gas well producing from a platform set in 1985. During 1995, the Company acquired a 3-D survey over this field that it is currently evaluating in anticipation of additional development drilling.

  Main Pass

     The Company's lease blocks in the Main Pass area are located near the mouth of the Mississippi River in the Gulf of Mexico and include leases in which it has held an interest since 1974. The Company acquired four new leases in the Main Pass area during 1995, bringing the Company's total lease interest in this area to twelve blocks as of the end of 1995. The primary drilling objectives in these fields are Pliocene and Miocene sandstone reservoirs with productive formation depths from 5,000 to 12,000 feet. The Company's interests in the Main Pass area include 42 producing oil and gas wells producing from seven platforms. The Company currently plans an active exploratory drilling program during 1996 to evaluate the new blocks that it acquired in the Main Pass Area during 1995.

     A field including Main Pass Blocks 72, 73 and 72/74 was unitized in 1982. The Company's working interest in this field is currently 35%. This field contains 22 producing oil wells and 9 producing natural gas wells from three platforms operated by one of the Company's joint venture partners. The field is located in 125 feet of water with 38 mapped horizons adjacent to and surrounding a salt dome. These horizons contain over 150 separate reservoirs between 5,000 and 12,000 feet. A successful workover and three well development drilling program was completed in 1995. The Company currently plans to continue its workover program and to drill additional wells in this field during 1996 based in part on the analysis of a recent 3-D seismic survey over the field.

     Main Pass Block 123 was acquired in the federal lease sale of 1990. Pogo Gulf Coast, for which the Company is the general partner, has a 75% working interest and is the operator on the block. Along with its non-operating joint venture partner, Pogo Gulf Coast drilled two discovery wells on the block in 1993 and two additional wells in 1994. Installation of a platform and construction of a pipeline from the platform to an existing main pipeline was completed in January 1995. Platform start-up was completed and full production from this field commenced in February 1995. During December 1995, production from this field averaged approximately 1,200 Bbls of oil and 3.2 MMcf of natural gas per day.

  South Pass

     The Company acquired its first leasehold interest in the South Pass area off of the mouth of the Mississippi River in September 1972. The Company currently owns interests in portions of seven blocks in this area on which four production platforms have been set that produce oil and gas from 27 wells which have been completed principally in Pleistocene, Pliocene and Miocene reservoirs at depths ranging from approximately 4,000 to 14,800 feet.

     One of the Company's fields in the South Pass area is located on South Pass Blocks 49 and 50. The Company currently holds a 50% working interest in South Pass Block 50 and a 20% interest in South Pass Block 49. The Company currently plans to drill an additional three wells in this field during 1996.

     Another field in which the Company has an interest in the South Pass area is the South Pass Block 78 field. The South Pass Block 78 field, which commenced production in 1981, had ceased production. Following analysis of a recently acquired 3-D seismic survey, the Company increased its working interest in the field from 9% to 35% and assumed the operatorship of the field in June 1995. Operating from an existing platform, the Company drilled and completed three highly deviated wells into previously unexplored reservoirs which, as of March 1, 1996, had a combined flow rate in excess of 35 MMcf per day. A fourth well is currently being drilled from the same platform, with additional wells currently planned for 1996.

  East Cameron

     The first leasehold interest acquired by the Company in the East Cameron area off the Texas/Louisiana border in the Gulf of Mexico commenced production in February 1973. Presently, the Company has interests in three offshore blocks in this area which contain two fields and 16 producing gas wells.

     During 1992, the Company and its partners conducted a 3-D seismic survey of the East Cameron Block 334/335 field area where the Company has a 42% working interest. Analysis of this 3-D seismic survey resulted in the drilling of four successful development wells. In 1995, an exploratory well, in which the Company held a 70% working interest, was drilled on East Cameron Block 334 which resulted in the discovery of significant new reserves. The Company currently plans to set a platform over this new well and commence production during the third quarter of 1996. In addition, the Company currently plans to drill another exploratory well from the platform in late 1996 after it is installed.

  South Marsh Island

     The Company currently owns interests in portions of seven blocks in the South Marsh Island area, located offshore Louisiana. Three of the leases were acquired in 1974, a fourth in 1980, a fifth in 1992 and portions of two more leases were acquired in 1994 through farmins. Three blocks contain a total of five drilling and production platforms. These platforms currently have 47 oil and gas wells producing from Pleistocene age sandstone reservoirs located at depths from 5,000 to 10,000 feet.

     The South Marsh Island Block 128 field, in which the Company owns a 16% working interest, is comprised of South Marsh Island Blocks 125, 127, 128 and
141. This field primarily produces oil, with 36 oil wells and eight natural gas wells producing from 20 separate reservoirs. In 1995, the Company commenced a workover program designed to increase oil and gas deliverability from the field, with additional workover work currently planned for 1996 based, in part, on a recently completed detailed reservoir study of the field. In addition, the Company currently plans a multi-well drilling program for this field in 1996.

  New Mexico

     The Company considers southeastern New Mexico to be an area of significant growth in both production and reserves as a result of recent exploration and development activities. The Company believes that during the past four years it has been one of the most active companies drilling for oil and natural gas in the southeastern New Mexico (Lea and Eddy Counties) portion of the Permian Basin where the Company has interests in over 77,000 gross acres. The Company's primary drilling objective is the Brushy Canyon (Delaware) formation. Fields in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin are generally characterized by production from relatively shallow depths (6,000 to 9,000 feet), multiple producing zones in most wells and relatively high initial rates of production (frequently equaling the top field allowables which range from of 142 Bbls to 230 Bbls per day, depending on the depth of production from the field). The Company has achieved rapid cost recovery with respect to its New Mexico wells drilled to date because of relatively low capital costs and high initial rates of production.

     Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in the drilling of 259 wells through December 31, 1995, including, among others, 91 wells in the Sand Dunes field where the Company's working interest ranges from 4% to 100%, 27 wells in the East Loving field where the Company's working interest ranges from 33% to 98%, 52 wells in the Livingston Ridge field where the Company's working interest ranges from 25% to 100%; and 47 wells in the Red Tank field where the Company's working interest ranges from 89% to 100%. The oil fields in this area are generally developed on a 40 acre spacing pattern. The Company anticipates drilling many additional locations in these and other fields in southeastern New Mexico during 1996 and in future years.

DOMESTIC OFFSHORE PROPERTIES

     The following is a listing of the Company's domestic offshore properties and contains information as of December 31, 1995.

               POGO        EXPLORATORY                               DEVELOPMENT                                  DATE OR
              WORKING         WELLS              PLATFORMS              WELLS                       LEASE       ANTICIPATED
             INTEREST      DRILLED OR             SET OR             DRILLED OR        DATE       EFFECTIVE       DATE OF
 BLOCK           %          DRILLING             ANNOUNCED            DRILLING       ACQUIRED       DATE        PRODUCTION
---------------------------------------------------------------------------------------------------------------------------
OFFSHORE TEXAS -- FEDERAL
Matagorda Island
   A-4            27.0           3                   1                     2          8-83         10-1-83        9-89
---------------------------------------------------------------------------------------------------------------------------
   670            30.7[A]        1                   1                     2          8-83         10-1-83       10-89
---------------------------------------------------------------------------------------------------------------------------
Brazos
 A-104            10.8           1                   1                                8-89         10-1-89        6-90
---------------------------------------------------------------------------------------------------------------------------
Galveston
   325            20.0                                                                8-91         11-1-91
---------------------------------------------------------------------------------------------------------------------------
High Island/South Addition
 A-515            25.0           2                   1                                11-79        1-1-80        11-84
---------------------------------------------------------------------------------------------------------------------------
High Island/East Addition/South Extension
  A-94           100.0                                                                9-95         1-1-96
---------------------------------------------------------------------------------------------------------------------------
  A-95           100.0                                                                9-95         1-1-96
---------------------------------------------------------------------------------------------------------------------------
 A-323             1.8           4                   1                    17          6-73         8-1-73         6-78
---------------------------------------------------------------------------------------------------------------------------
 A-325             9.9[A]        8[B]              3[C]                    9          6-73         8-1-73         8-81
---------------------------------------------------------------------------------------------------------------------------
 A-356            50.0           1                   1                     4          5-74         7-1-74         7-80
---------------------------------------------------------------------------------------------------------------------------
 A-377            50.0                                                                9-95         11-1-95
---------------------------------------------------------------------------------------------------------------------------
 A-451            50.0           2                   1                     1          8-94         12-1-94       12-95
---------------------------------------------------------------------------------------------------------------------------
     TOTAL TEXAS                22                  10                    35
---------------------------------------------------------------------------------------------------------------------------
OFFSHORE LOUISIANA -- FEDERAL
West Cameron
   63             20.0                                                                3-91         5-1-91
---------------------------------------------------------------------------------------------------------------------------
  196              [D]           3                   1                     2          5-83         7-1-83        12-90
---------------------------------------------------------------------------------------------------------------------------
  202             39.3           3                   1                     2          11-82        1-1-83         8-85
---------------------------------------------------------------------------------------------------------------------------
  252             80.0           1          Share 253 Platform             2          11-82        1-1-83         8-84
---------------------------------------------------------------------------------------------------------------------------
  253             80.0           1                   1                     6          6-77         8-1-77         7-84
---------------------------------------------------------------------------------------------------------------------------
  310             20.0                                                                3-91         7-1-91
---------------------------------------------------------------------------------------------------------------------------
  352             15.0           1                   1                     9          10-74        12-1-74        8-79
---------------------------------------------------------------------------------------------------------------------------
  532              4.0           5          Share 533 Platform             3          12-72        2-1-73         9-76
---------------------------------------------------------------------------------------------------------------------------
  533              4.0           2[E]                2                     7          12-72        2-1-73         9-76
---------------------------------------------------------------------------------------------------------------------------
  609             16.0           1                   1                     7          10-74        12-1-74        7-78
---------------------------------------------------------------------------------------------------------------------------
East Cameron
  270             30.0           3                   1                    30          12-70        1-1-71         1-73
---------------------------------------------------------------------------------------------------------------------------
  334*       42.0/70.0           6[E]                2                    11          12-70        2-1-71         8-77
---------------------------------------------------------------------------------------------------------------------------
  335             42.0           3                   2                    27          6-73         8-1-73         8-77
---------------------------------------------------------------------------------------------------------------------------

                                                     (footnotes at end of table)

               POGO        EXPLORATORY                               DEVELOPMENT                                  DATE OR
              WORKING         WELLS              PLATFORMS              WELLS                       LEASE       ANTICIPATED
             INTEREST      DRILLED OR             SET OR             DRILLED OR        DATE       EFFECTIVE       DATE OF
 BLOCK           %          DRILLING             ANNOUNCED            DRILLING       ACQUIRED       DATE        PRODUCTION
---------------------------------------------------------------------------------------------------------------------------
Vermilion
  175             70.0           1                   1                                5-91         9-1-85         12-91
---------------------------------------------------------------------------------------------------------------------------
  335             37.5                                                                3-94         5-1-94
---------------------------------------------------------------------------------------------------------------------------
  346             33.3                                                                5-95         9-1-95
---------------------------------------------------------------------------------------------------------------------------
South March Island
  125             16.0           3                   1                     8          10-74        12-1-74        7-77
---------------------------------------------------------------------------------------------------------------------------
  127             16.0                      Share 128 Platform             3          10-74        12-1-74        7-77
---------------------------------------------------------------------------------------------------------------------------
  128             16.0           6                   3                    62          3-74         5-1-74         7-77
---------------------------------------------------------------------------------------------------------------------------
 +141             16.0[F]                   Share 128 Platform             2          3-94         12-1-74        3-94
---------------------------------------------------------------------------------------------------------------------------
  160             25.0           2                   1                     5          9-80         11-1-80        2-84
---------------------------------------------------------------------------------------------------------------------------
 +161             25.0[F]                   Share 160 Platform             1          5-94         9-1-81        12-94
---------------------------------------------------------------------------------------------------------------------------
  188             25.0                                                                5-92         9-1-92
---------------------------------------------------------------------------------------------------------------------------
Eugene Island
  101             20.0                                                                3-91         5-1-91
---------------------------------------------------------------------------------------------------------------------------
  102             20.0                                                                3-91         5-1-91
---------------------------------------------------------------------------------------------------------------------------
  211             33.3                      Share 212 Platform             3          5-83         7-1-83         1-87
---------------------------------------------------------------------------------------------------------------------------
  212             33.3           1                   1                     3          5-83         7-1-83         1-87
---------------------------------------------------------------------------------------------------------------------------
  256             69.2           5                   1                     7          12-70        2-1-71        10-79
---------------------------------------------------------------------------------------------------------------------------
  261             66.7           2                   1                    17          10-74        12-1-74       10-79
---------------------------------------------------------------------------------------------------------------------------
  295**     20.0/100.0           7[E]                2                    30          12-70        2-1-71         2-73
---------------------------------------------------------------------------------------------------------------------------
  312              4.0           5        1 + Share 333 Platform           8          3-74         5-1-74         7-77
---------------------------------------------------------------------------------------------------------------------------
  318             20.0           1                                                    3-91         6-1-91
---------------------------------------------------------------------------------------------------------------------------
  330             35.0[G]       10[E]                4                    94          12-70        1-1-71         4-73
---------------------------------------------------------------------------------------------------------------------------
  333              4.0           3                   2                    22          12-72        2-1-73         7-77
---------------------------------------------------------------------------------------------------------------------------
  337             37.5           3                   1                     8          2-76         3-1-76         6-85
---------------------------------------------------------------------------------------------------------------------------
Ship Shoal
  175             33.3                     Share EI 212 Platform           2          5-83         7-1-83         7-88
---------------------------------------------------------------------------------------------------------------------------
  240             30.0           2                   2                                3-89         6-1-89        12-94
---------------------------------------------------------------------------------------------------------------------------
  256             30.0           1                   1                                3-90         5-1-90        12-94
---------------------------------------------------------------------------------------------------------------------------
South Timbalier
  198             25.0           2                   1                     4          5-85         9-1-85         8-90
---------------------------------------------------------------------------------------------------------------------------
  316             50.0                                                                5-95         9-1-95
---------------------------------------------------------------------------------------------------------------------------
  317             50.0                                                                5-95         9-1-95
---------------------------------------------------------------------------------------------------------------------------
South Pass
  +33             15.9[F]                    Share 49 Platform             2          10-74        12-1-74        2-83
---------------------------------------------------------------------------------------------------------------------------
   49             15.9[H]        5[E]                1                    19          9-72         11-1-72       10-80
---------------------------------------------------------------------------------------------------------------------------
   50             50.0           1           Share 49 Platform                        7-93         8-1-88        12-93
---------------------------------------------------------------------------------------------------------------------------
  +57             12.0                     Share 57/58 Platform            3          11-76        1-1-77        11-82
---------------------------------------------------------------------------------------------------------------------------
   73             35.0                                                                5-95         7-1-95
---------------------------------------------------------------------------------------------------------------------------
  +78             35.0           7                   1                    13          9-72         10-1-72        4-81
---------------------------------------------------------------------------------------------------------------------------
Mississippi Canyon
   63             20.0           2                   1                     5          5-75         7-1-75         6-84
---------------------------------------------------------------------------------------------------------------------------
   64             33.3                                                                5-95         7-1-95
---------------------------------------------------------------------------------------------------------------------------

                                                     (footnotes at end of table)

               POGO        EXPLORATORY                               DEVELOPMENT                                  DATE OR
              WORKING         WELLS              PLATFORMS              WELLS                       LEASE       ANTICIPATED
             INTEREST      DRILLED OR             SET OR             DRILLED OR        DATE       EFFECTIVE       DATE OF
 BLOCK           %          DRILLING             ANNOUNCED            DRILLING       ACQUIRED       DATE        PRODUCTION
---------------------------------------------------------------------------------------------------------------------------
Main Pass
   +30            25.0[A]        2                   1                     8[B]      10-81        12-1-81        12-87
---------------------------------------------------------------------------------------------------------------------------
   37             25.0           4                   1                     5          7-79         10-1-79        7-82
---------------------------------------------------------------------------------------------------------------------------
  +72             35.3           1           Share 73 Platform             2          5-75         7-1-75         8-79
---------------------------------------------------------------------------------------------------------------------------
  +72/74          35.3           5                   2                    48          11-76        1-1-77         8-79
---------------------------------------------------------------------------------------------------------------------------
   73             35.3           4                   1                    17          10-74        12-1-74        8-79
---------------------------------------------------------------------------------------------------------------------------
  123             30.0           4                   1                                3-90         5-1-90         1-95
---------------------------------------------------------------------------------------------------------------------------
  131             50.0           1                                                    5-92         9-1-92
---------------------------------------------------------------------------------------------------------------------------
  207             50.0           1                                                    5-95         9-1-95
---------------------------------------------------------------------------------------------------------------------------
  212             25.0                                                                5-95         9-1-95
---------------------------------------------------------------------------------------------------------------------------
  213             25.0                                                                5-95         9-1-95
---------------------------------------------------------------------------------------------------------------------------
TOTAL LOUISIANA                120                  44                   507
---------------------------------------------------------------------------------------------------------------------------
STATE LEASES
Offshore Louisiana
South Pass
  +57/58          12.0           3                   1                    13          5-74         5-13-74        7-82
---------------------------------------------------------------------------------------------------------------------------
Main Pass
   31             50.0           1                   1                     1          3-85         3-18-85        2-90
---------------------------------------------------------------------------------------------------------------------------
   76             50.0                                                                9-95         9-18-95
---------------------------------------------------------------------------------------------------------------------------
Breton Sound
    2         100.0[A]           2[B]                1                     1          4-80         9-15-80        8-87
---------------------------------------------------------------------------------------------------------------------------
   23             82.5           1                   1                                9-78         9-18-78        7-84
---------------------------------------------------------------------------------------------------------------------------
   24             22.5           1                   1                     1          9-78         9-18-78        7-84
---------------------------------------------------------------------------------------------------------------------------
North Lighthouse Point
S/L 340           50.0           1                                         3          5-84         5-1-84        10-84
---------------------------------------------------------------------------------------------------------------------------
TOTAL STATE LEASES               9                   5                    19
---------------------------------------------------------------------------------------------------------------------------
TOTAL DOMESTIC OFFSHORE        151                  59                   561
---------------------------------------------------------------------------------------------------------------------------

[A] Portion of block farmed out

[B] Includes one farmout well

[C] Includes one farmout platform

[D] Block farmed out - Overriding Royalty Interest only

[E] Includes offset contribution well

[F] Block farmed in

[G] Pogo owns 35% in "A", "B", and "C" platform area and 30% in platform "D" area

[H] Pogo owns 20% in a non-unit area

[+] Represents portion of block

 *  Pogo owns 70% interest in certain portions of this block

 ** Pogo owns 20% in rights below 3,000 feet and 100% in rights above 3,000 feet in certain portions of the block

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various other legal proceedings consisting of routine litigation incidental to its businesses, but believes that any potential liabilities resulting from these proceedings are adequately covered by insurance or are otherwise immaterial at this time. See "Business -- Government Regulation; Other Laws and Regulations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF REGISTRANT.

     Executive officers of the Company are appointed annually to serve for the ensuing year or until their successors have been elected or appointed. The executive officers of the Company, their age as of March 1, 1996, and the year each was elected to his present position are as follows:

                                                                                       YEAR
              EXECUTIVE OFFICER                   EXECUTIVE OFFICE            AGE     ELECTED
    -------------------------------------  -------------------------------    ---     -------
    Paul G. Van Wagenen..................  Chairman of the Board,
                                           President and Chief Executive
                                             Officer                          50        1991
    Kenneth R. Good......................  Senior Vice President --
                                             Land and Budgets                 58        1991
    Stuart P. Burbach....................  Vice President and
                                             Offshore Division Manager        43        1991
    Jerry A. Cooper......................  Vice President and
                                             Western Division Manager         47        1990
    John W. Elsenhans....................  Vice President and Treasurer       43        1995
    Harvey L. Gold.......................  Vice President -- Engineering      60        1988
    Thomas E. Hart.......................  Vice President and Controller      53        1988
    R. Phillip Laney.....................  Vice President and
                                             International Division
                                             Manager                          55        1991
    John O. McCoy, Jr....................  Vice President and
                                             Chief Administrative Officer     44        1989
    J. D. McGregor.......................  Vice President -- Sales            51        1988
    Ronald B. Manning....................  Vice President and
                                             General Counsel                  42        1995
    Sammie M. Shaw.......................  Vice President -- Operations       64        1992
    Gerald A. Morton.....................  Corporate Secretary and
                                             Associate General Counsel        37        1995

     Prior to assuming their present positions with the Company, the business experience of each executive officer for more than the last five years was as follows: Mr. Van Wagenen, who joined the Company in 1979, served as President and Chief Operating Officer of the Company since 1990; Mr. Good, who joined the Company in 1977, served as Vice President -- Land of the Company since 1988; Mr. Burbach was Vice President of Norfolk Holding Inc. since 1986; Mr. Cooper served in various positions since joining the Company in 1979; Mr. Elsenhans was Director, Corporate Finance for the Company since 1991 and prior thereto held various positions with Chemical Bank and its affiliates since 1984; Mr. Gold was Manager of Reservoir Engineering for the Company since joining the Company in 1977; Mr. Hart was Controller for the Company since joining the Company in 1977; Mr. Laney, who joined the Company in 1977, served as International Exploration Manager for the Company since 1983; Mr. McCoy served as Director of Personnel and Administration for the Company since joining the Company in 1978; Mr. McGregor was Manager of Hydrocarbon Sales and Contracts for the Company since joining the Company in 1981; Mr. Manning, who joined the Company in 1987, was Corporate Secretary and an Associate General Counsel for the Company since 1990; Mr. Shaw was Operations Manager for the Company since joining the Company in 1981; Mr. Morton was an Associate General Counsel for the Company since 1993 and prior thereto was an attorney with the law firm of Weil, Gotshal & Manges since 1988.

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

                                                                  LOW           HIGH
                                                                  ---           ----
    1994
      1st Quarter...............................................  15 5/8        21 1/2
      2nd Quarter...............................................  15 5/8        24 1/4
      3rd Quarter...............................................  19 5/8        23 5/8
      4th Quarter...............................................  16 1/8        23 1/8
    1995
      1st Quarter...............................................  16            20 1/2
      2nd Quarter...............................................  19 1/2        25 3/8
      3rd Quarter...............................................  21 1/8        25
      4th Quarter...............................................  19 3/8        29

     As of March 1, 1996, there were 3,431 holders of record of the Company's Common Stock.

     In 1995, the Company paid four quarterly dividends of $0.03 per share on its Common Stock. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend commencing in the third quarter of 1994. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Pursuant to the Company's revolving credit agreement with its banks under which the Company has borrowed funds, the Company may not, subject to certain exceptions, pay any dividends on its capital stock or make any other distributions on shares of its capital stock (other than dividends or distributions payable solely in shares of such capital stock) or apply any funds, property or assets to the purchase, redemption, sinking fund or other retirement of its capital stock, if the aggregate amount of all such dividends, purchases, and redemptions would exceed an amount determined based on the consolidated income of the Company and its consolidated subsidiaries from and after a specified date plus the proceeds of the issuance of capital stock after the same specified date or if the net worth of the Company is negative. As of December 31, 1995, $71,708,000 was available for dividends under this limitation.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                      1995        1994        1993        1992        1991
                                                    --------    --------    --------    --------    --------
FINANCIAL DATA
(Expressed in thousands, except per share data)
Revenues:
  Crude oil and condensate........................  $ 76,557    $ 65,141    $ 64,042    $ 64,224    $ 54,420
  Natural gas.....................................    72,032      99,093      66,173      67,366      63,225
  Natural gas liquids.............................     8,097       9,189       7,288       5,833       3,442
  Other, net......................................       773         133        (950)      1,705       3,338
                                                    --------    --------    --------    --------    --------
  Oil and gas revenues............................   157,459     173,556     136,553     139,128     124,425
  Interest on tax refunds.........................        --          --       2,322          --          --
  Gains on sales..................................       100          52         679       1,702          44
                                                    --------    --------    --------    --------    --------
         Total....................................  $157,559    $173,608    $139,554    $140,830    $124,469
                                                    ========    ========    ========    ========    ========
Income before extraordinary item..................  $  9,230    $ 27,374    $ 25,061    $ 18,495    $ 10,322
Extraordinary gains (losses)......................        --        (307)         --          --       1,336
                                                    --------    --------    --------    --------    --------
Net income........................................  $  9,230    $ 27,067    $ 25,061    $ 18,495    $ 11,658
                                                    ========    ========    ========    ========    ========
Per share data:
  Primary and fully diluted earnings:
    Before extraordinary item.....................  $   0.28    $   0.82    $   0.76    $   0.66    $   0.37
    Extraordinary item............................        --       (0.01)         --          --        0.05
                                                    --------    --------    --------    --------    --------
    Net income....................................  $   0.28    $   0.81    $   0.76    $   0.66    $   0.42
                                                    ========    ========    ========    ========    ========
  Price range of common stock:
    High..........................................  $  29.00    $  24.25    $  21.00    $  13.88    $   8.25
    Low...........................................  $  16.00    $  15.63    $   9.75    $   5.13    $   4.63
Weighted average number of common and common
  equivalent shares outstanding...................    33,490      33,352      32,860      27,929      27,611
Long-term debt at year-end........................  $163,249    $149,249    $130,539    $129,260    $184,260
Production payment obligation at year-end.........  $     --    $     --    $     --    $ 24,854    $ 45,475
Shareholders' equity (deficit) at year-end........  $ 71,708    $ 64,037    $ 33,803    $  5,648    $(56,636)
Total assets at year-end..........................  $338,177    $298,826    $239,774    $206,347    $213,772
PRODUCTION (SALES) DATA
Net daily average production and weighted average
  price:
    Natural gas (Mcf per day).....................   121,000     144,800      91,700     105,200     104,200
      Price (per Mcf).............................  $   1.63    $   1.88    $   1.98    $   1.75    $   1.66
    Crude oil-condensate (Bbl. per day)...........    11,786      11,100       9,851       8,699       7,108
      Price (per Bbl.)............................  $  17.80    $  16.08    $  17.81    $  20.17    $  20.98
    Natural gas liquids (Bbl. per day)............     1,998       2,222       1,678       1,181         663
      Price (per Bbl.)............................  $  11.10    $  11.33    $  11.90    $  13.50    $  14.21
CAPITAL EXPENDITURES (Expressed in thousands)
Oil and gas:
  Domestic Offshore --
    Exploration...................................  $ 13,300    $  2,800    $  4,600    $  1,700    $  1,600
    Development...................................    17,800      44,100      33,700       5,500      23,600
    Purchase of reserves..........................        --      32,600          --       8,900       5,100
  Domestic Onshore--
    Exploration...................................     8,800       6,800       5,200       4,900       4,700
    Development...................................    22,400      23,700      24,300      15,600      13,900
    Purchase of reserves..........................     7,900          --          --          --          --
  International --
    Exploration...................................     5,500       5,100       4,600       1,400          --
    Development...................................    24,400          --          --          --          --
    Purchase of reserves..........................     4,200          --          --          --          --
                                                    --------    --------    --------    --------    --------
         Total oil and gas........................   104,300     115,100      72,400      38,000      48,900
Other.............................................       500       1,200         200         600       2,400
                                                    --------    --------    --------    --------    --------
         Total....................................  $104,800    $116,300    $ 72,600    $ 38,600    $ 51,300
                                                    ========    ========    ========    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company reported net income for 1995 of $9,230,000 or $0.28 per share compared to net income for 1994 of $27,067,000 or $0.81 per share and net income for 1993 of $25,061,000 or $0.76 per share. The Company recorded an extraordinary loss of $307,000 during the second quarter of 1994 related to the early retirement of the Company's 10.25% Convertible Subordinated Notes, due 1999 (the "10.25% Notes") with the proceeds from the Company's issuance on March 16, 1994, of its 5 1/2% Convertible Subordinated Notes, due 2004 (the "5 1/2% Notes"). Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding for 1995 of 33,490,000 compared to 33,352,000 for 1994 and 32,860,000 for 1993. The yearly increases in the weighted average number of common and common equivalent shares outstanding resulted primarily from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per common share computations on a fully diluted basis primarily reflect additional common shares issuable upon the assumed conversion of the Company's 5 1/2% Notes in 1994 (the only convertible securities of the Company that were dilutive during the applicable periods) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. However, the dilution resulting from the assumed conversion of the 5 1/2% Notes in 1994 was not sufficient to change reported earnings per share.

     The Company's total revenues for 1995 were $157,559,000, a decrease of approximately 9% from total revenues of $173,608,000 for 1994, and an increase of approximately 13% from total revenues of $139,554,000 for 1993. The decrease in the Company's total revenues for 1995, compared to 1994, resulted primarily from decreases in the Company's natural gas production volumes and the substantial decrease in prices that the Company received for such natural gas production volumes, which were not entirely offset by increases in the Company's liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) production volumes and increased prices that the Company received for its liquid hydrocarbon production volumes. The increase in the Company's total revenues for 1995, compared to 1993, resulted primarily from increases in the Company's natural gas and total liquid hydrocarbon production volumes, which were only partially offset by the decreased prices that the Company received for such natural gas and total liquid hydrocarbon production volumes. In addition, the Company's total revenues in 1993 were positively affected by revenues from the settlement of an issue with the Internal Revenue Service for which there were no comparable offsets in 1995.

     The Company's oil and gas revenues for 1995 were $157,459,000, a decrease of approximately 9% from oil and gas revenues of $173,556,000 for 1994, and an increase of approximately 15% from oil and gas revenues of $136,553,000 for 1993. The following table reflects an analysis of variances in the Company's oil and gas revenues between 1995 and the previous two years:

                                                                       1995 COMPARED TO
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Increase (decrease) in oil and gas revenues resulting from variances in:
      Natural Gas
         Price.....................................................  $(12,891)    $(11,547)
         Production................................................   (14,170)      17,406
                                                                     --------     --------
                                                                      (27,061)       5,859
                                                                     --------     --------
      Crude oil and condensate
         Price.....................................................     6,956          (54)
         Production................................................     4,460       12,569
                                                                     --------     --------
                                                                       11,416       12,515
                                                                     --------     --------
      Natural gas liquids ("NGL") and other, net...................      (452)       2,532
                                                                     --------     --------
    Increase (decrease) in oil and gas revenues....................  $(16,097)    $ 20,906
                                                                     ========     ========

     Average natural gas prices received by the Company during 1995 were marked by extreme volatility, ranging from a low of $1.43 for the month of August 1995, to a high of $2.10 for the month of December 1995, with an average price for the year of $1.63 per Mcf. The average price that the Company received for its natural gas production in 1995 compared unfavorably with the average price that the Company had received during the preceding two years of $1.88 per Mcf for 1994 (a decrease of approximately 13%) and $1.98 per Mcf for 1993 (a decrease of approximately 18%), and constituted a fifteen year low. See "Business -- Miscellaneous; Competition and Market Conditions." The Company's natural gas production for 1995 averaged 121 MMcf per day, a decrease of approximately 16% from average production of 144.8 MMcf per day in 1994, and an increase of approximately 32% from average production of 91.7 MMcf per day for 1993. The decrease in the Company's average natural gas production for 1995, compared to 1994, resulted primarily from the difference between the high initial natural gas production rates from horizontal wells drilled from the Company's Eugene Island 295 "B" platform which commenced in late February 1994 and the subsequent natural production decline from those reservoirs, the slowdown of development drilling, workover and recompletion work on certain of the Company's non-operated properties in the Gulf of Mexico, largely due to a decrease in planned drilling by the operators of such properties and production curtailments due to adverse weather conditions (and drilling and workover operations on certain of the Company's properties), along with the natural decline in deliverability from certain of the Company's more mature properties. Those decreases were only partially offset by new and increased production from the Company's continued offshore drilling and workover program. As of March 1, 1996, the Company was not a party to any natural gas futures contracts.

     Crude oil and condensate prices received by the Company averaged $17.80 per barrel in 1995, an increase of approximately 11% compared to an average of $16.08 per barrel in 1994, but essentially unchanged from an average price of $17.81 per barrel that the Company received in 1993. Crude oil and condensate production for 1995 averaged 11,786 Bbls per day, an increase of approximately 6% from 11,100 Bbls per day for 1994, and an increase of approximately 20% from 9,851 Bbls per day for 1993. The increase in the Company's crude oil and condensate production for 1995, compared to 1994 and 1993, resulted primarily from ongoing development drilling and workover programs in the Gulf of Mexico and in Lea and Eddy Counties of southeastern New Mexico, which was only partially offset by the slowdown of development drilling, workover and recompletion work on certain of the Company's non-operated properties in the Gulf of Mexico, largely due to a decrease in planned drilling by the operators of such properties and production curtailments due to adverse weather conditions (and drilling and workover operations on certain of the Company's properties), along with the natural decline in deliverability from certain of the Company's more mature properties. See "Properties -- Principal Properties" and
"Business -- Domestic Offshore Operations; Lease Acquisitions." As of March 1, 1996, the Company was not a party to any crude oil swap agreements.

     Liquid products are often extracted from natural gas streams and sold separately as NGL. In addition, the Company's oil and gas revenues for 1995, 1994 and 1993 also reflect adjustments for various miscellaneous items. The Company's NGL and other, net revenues for 1995 decreased $452,000 from those reported in 1994, but increased $2,532,000 from those reported in 1993. The decrease in NGL and other, net revenues in 1995, compared with 1994, primarily related to a decrease in the Company's NGL production volumes, together with a decline in the prices received for such production, which was only partially offset by other items, primarily the net proceeds resulting from the settlement of a gas balancing dispute. The increase in NGL and other, net revenues for 1995, compared with 1993, primarily related to an increase in the Company's NGL production volumes and the net proceeds from the gas balancing dispute referred to above, which were only partially offset by decreases in the prices that the Company received for its NGL production volumes and the settlement of other disputes in 1993, including certain litigation with the State of Louisiana relating to alleged royalties due on certain of the Company's Louisiana state leases.

     The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during 1995 was 13,784 Bbls per day, an increase of approximately 3% from an average total liquids production of 13,322 Bbls per day for 1994, and an increase of approximately 20% from an average total liquids production of 11,529 Bbls per day for 1993. The increase in the Company's average liquid hydrocarbon production during 1995, compared to 1994, was adversely affected by the decline in the Company's NGL production, which more closely parallels the Company's natural gas production than it does its crude oil and condensate production.

     Lease operating expenses for 1995 were $35,071,000, an increase of approximately 18% from lease operating expenses of $29,768,000 for 1994, and an increase of approximately 32% from lease operating expenses of $26,633,000 for 1993. The increase in lease operating expenses for 1995, compared to 1994 and 1993, resulted primarily from increased costs to the Company (and the entire offshore oil industry) because of an increasing shortage of qualified offshore service contractors, which has permitted such contractors to increase the costs of their services significantly in the last year, a year to year increase in the level of the Company's operating activities, including increased operating costs related to additional properties brought on production and an increased ownership interest in certain properties as a result of the acquisition of such interests. To a lesser extent, lease operating expenses for 1995, compared to 1994 and 1993, also increased as a result of a general maintenance and repair program that was undertaken on many of the Company's operated properties, for which no corresponding offsets of such magnitude existed in the comparable prior periods.

     General and administrative expenses for 1995 were $16,400,000, an increase of approximately 3% from general and administrative expenses of $15,984,000 for 1994, and an increase of approximately 13% from general and administrative expenses of $14,550,000 for 1993. The increase in general and administrative expenses for 1995, compared to 1994 and 1993, was related to, among other things, the costs associated with the establishment of a Company office in Bangkok, Thailand in connection with the Company's development project and other activities in the Gulf of Thailand, an increase in the number of Company employees resulting from the Company's increased exploration and production related activities and to normal salary and concomitant benefit expense adjustments.

     Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for 1995 were $7,468,000, an increase of approximately 42% from exploration expenses of $5,257,000 for 1994, and an increase of approximately 204% from exploration expenses of $2,455,000 for 1993. The increase in exploration expenses for 1995, compared to 1994 and 1993, resulted primarily from increased geophysical activity by the Company, including the costs of conducting and processing certain proprietary 3-D seismic surveys on its domestic onshore and offshore properties, as well as in the Gulf of Thailand, together with the cost of acquiring several non-proprietary 3-D seismic surveys in the Gulf of Mexico. In addition, a portion of the increase in exploration expenses was attributable to increased delay rental expense resulting from the Company's acquisition of additional prospective oil and gas acreage.

     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for 1995 were $6,703,000, a decrease of approximately 5% from dry hole and impairment costs of $7,088,000 for 1994, but an increase of approximately 43% from dry hole and impairment costs of $4,690,000 for 1993.

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

     The provision for depreciation, depletion and amortization ("DD&A") is based on capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company's DD&A expense for 1995 was $68,489,000, an increase of approximately 8% from DD&A expenses of $63,308,000 for 1994, and an increase of approximately 68% from DD&A expenses of $40,693,000 for 1993. The increases in the Company's DD&A expenses for 1995, compared to 1994 and 1993, resulted primarily from increased volumes produced (largely related to the increased natural gas production discussed above) and, to a lesser extent, an increase in the composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for 1995 was $0.91 per equivalent Mcf ($5.47 per equivalent barrel), an increase of approximately 18% from a composite DD&A rate of $0.77 per equivalent Mcf ($4.59 per equivalent barrel) for 1994, and an increase of 32% from a composite DD&A rate of $0.69 per equivalent Mcf ($4.11 per equivalent barrel) for 1993. The Company produced 74,337,000 equivalent Mcf (12,389,000 equivalent Bbls) in 1995, a decrease of approximately 9% from the 82,008,000 equivalent Mcf (13,668,000 equivalent Bbls) produced in 1994, and an increase of approximately 27% from the 58,718,000 equivalent Mcf (9,786,000 equivalent Bbls) produced in 1993. See "Financial Statements and Supplementary Data -- Note 1 of Notes to Consolidated Financial Statements."

     Interest charges for 1995 were $11,167,000, an increase of approximately 11% from interest charges of $10,104,000 for 1994, and an increase of approximately 2% from interest charges of $10,956,000 for 1993. The increase in the Company's interest charges for 1995, compared to 1994 and 1993, resulted primarily from an increase in the amount of debt outstanding that, with respect to 1995 compared primarily to 1993, was partially offset by a decrease in debt issue amortization expenses, a lower average interest rate level on the debt outstanding (as a result of refinancing of the 10.25% Debentures in 1994). The increases in interest charges for 1995, compared to 1994, were also partially offset by decreased commitment fees resulting from decreased availability under the Company's bank revolving credit facility, as well as a decreased fee structure on the Company's revolving credit facility that was negotiated in 1995. See "Financial Statements and Supplementary Data -- Note 3 of Notes to Consolidated Financial Statements," and "-- Liquidity and Capital Resources." Capitalized interest for 1995 was $1,834,000 an increase of approximately 148% from capitalized interest of $739,000 for 1994, and an increase of approximately 307% from capitalized interest of $451,000 for 1993. The increase in the amount of interest capitalized by the Company in 1995, compared to 1994 and 1993, related primarily to the capitalization of interest expenses resulting from the engineering, acquisition and construction of facilities and equipment for the Company's Tantawan Field that commenced in 1995 and for which no comparable activity of such magnitude existed in the prior periods.

     As of March 1, 1996, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate paid by the Company on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

     Income tax expense for 1995 was $4,891,000, a decrease of approximately 68% from income tax expense of $15,517,000 for 1994, and a decrease of approximately 67% from income tax expense of $14,981,000 for 1993. The decrease in income tax expense for 1995, compared to 1994 and 1993, resulted primarily from decreased pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's Consolidated Statement of Cash Flows for the year ended December 31, 1995, reflects net cash provided by operating activities of $96,333,000. In addition to the net cash provided by operating activities, the Company also received $1,717,000 from the exercise of stock options, $100,000 from the sale of certain non-strategic properties, and had net borrowings of $17,000,000 under its revolving credit agreement and uncommitted money market credit lines with certain banks. The Company invested $96,403,000 of such cash flow in capital projects during 1995, purchased certain proved reserves for $11,921,000, paid $3,946,000 ($0.03 per share for four quarters) in cash dividends to holders of the Company's common stock and, in satisfaction of its sinking fund obligations under its 8% Convertible Subordinated Debentures, due 2005 (the "8% Debentures"), repaid $871,000 principal amount of the 8% Debentures and purchased 8% Debentures in the open market for $450,000. Of the $96,403,000 invested in capital projects, $26,497,000 was applicable to 1994 projects and $69,906,000 was applicable to 1995 capital projects. The Company's total debt at December 31, 1995, was $166,249,000, an increase of approximately 10% from total debt of $150,531,000 at December 31, 1994. The increase in the Company's total debt at the end of 1995, compared with year end 1994, resulted primarily from increased capital expenditures and decreased revenues during 1995 as compared to 1994, which were not entirely offset by the purchase of fewer proved reserves in 1995, compared to 1994. As of December 31, 1995, the Company had $4,481,000 in cash and cash investments.

     The Company's capital and exploration budget for 1996, which does not include any amounts which may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, has been established by the Company's Board of Directors at $165,000,000, an increase of approximately 67% from the Company's capital and exploration expenditures (excluding purchased reserves and interest capitalized) of $98,560,000 for 1995, an increase of approximately 88% over capital and exploration expenditures (excluding purchased reserves and interest capitalized) of $88,300,000 for 1994, and an increase of approximately 115% over capital and exploration expenditures (excluding purchased reserves and interest capitalized) of approximately $74,600,000 for 1993.

     In addition to anticipated capital and exploration expenses, other material 1996 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, and interest expense, sinking fund payments and the payment of dividends on its common stock, including a $0.03 per share dividend on its common stock paid on February 24, 1996, to stockholders of record on February 5, 1996. The Company currently anticipates that cash provided by operating activities and funds available under its Credit Agreement and uncommitted money market credit lines will be sufficient to fund the Company's ongoing expenses, its 1996 capital and exploration budget and anticipated future cash dividend payments. In this regard, the Company reinstated the practice of declaring a quarterly cash dividend commencing in the third quarter of 1994. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Effective June 1, 1995, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with the same banks that were parties to the credit agreement that it superseded. The Credit Agreement provides for an unsecured $150,000,000 revolving/term credit facility which will be fully revolving until January 1, 1998, after which the balance will be due in eight quarterly term loan installments, commencing April 30, 1998. Effective November 1, 1995, the Company voluntarily reduced, on a temporary basis, the lenders' commitment under the Credit Agreement to $125,000,000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base, determined semiannually by the lenders in accordance with the Credit Agreement, based on the discounted present value of future net revenues from certain of the Company's oil and gas reserves and the provisions of the Credit Agreement. As of March 1, 1996, the borrowing base exceeded $125,000,000. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. See "Market for the Registrant's Common Stock and Related Security Holder Matters." In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement currently bear interest at a Base (Prime) rate, a certificate of deposit rate plus 1 1/8%, or LIBOR plus 1%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged. The commitment fee is 5/16 of 1% per annum on the unborrowed amount under the Credit Agreement that is designated as "active" and 1/8 of 1% per annum on the unborrowed amount under the Credit Agreement that is designated as "inactive." Of the $125,000,000 that is currently available under the Credit Agreement, $100,000,000 is designated as "active" and $25,000,000 is designated as "inactive."

     The Company has also entered into separate letter agreements with two banks under which each bank may provide a $10,000,000 uncommitted money market line of credit. The two lines of credit are on an as available or offered basis and neither bank has an obligation to make any advances under its respective line of credit. Although loans made under these letter agreements are for a maximum term of 30 days, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under its Credit Agreement. Both letter agreements permit either party to terminate such letter agreement at any time. Under its Credit Agreement, the Company is currently limited to incurring a maximum of $10,000,000 of additional senior debt, which would include debt incurred under these lines of credit. As of December 31, 1995, indebtedness in the principal amount of $38,000,000 was outstanding under the Credit Agreement and the two letter agreements.

     The outstanding principal amount of 5 1/2% Notes was $86,250,000 as of December 31, 1995. The 5 1/2% Notes are convertible into Common Stock at $22.188 per share, subject to adjustment upon the occurrence of certain events. The
5 1/2% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 1998, at a redemption price of 103.3% of their principal amount and decreasing percentages thereafter. No sinking fund payments are required on the 5 1/2% Notes. The 5 1/2% Notes are redeemable at the option of the holder, upon the occurrence of a repurchase event (a change of control as defined in the indenture governing the 5 1/2% Notes), at 100% of the principal amount.

     The outstanding principal amount of the 8% Debentures was $41,999,000 as of December 31, 1995. The 8% Debentures are convertible into Common Stock at $39.50 per share, subject to adjustment in certain circumstances, including stock splits. The 8% Debentures are redeemable at the option of the Company at 102% of their principal amount through December 30, 1996, and decreasing percentages thereafter, and are subject to mandatory annual sinking fund requirements of $3,000,000, due each December, with a final maturity of December 31, 2005. The sinking fund requirements for the 8% Debentures will be sufficient to retire all but $15,000,000 of the issue prior to maturity. See "Financial Statements and Supplementary Data -- Note 3 to Notes to Consolidated Financial Statements."

     As of February 9, 1996, Tantawan Services, LLC ("TS"), a company that is currently a wholly owned subsidiary of the Company, entered into a Bareboat Charter Agreement (the "Charter") with Tantawan Production B.V. for the charter of a FPSO for use in the Tantawan Field. See "Business -- International Operations." The initial term of the Charter is for ten years, subject to extension, with an anticipated commencement date in mid-December 1996. In addition, TS has a purchase option on the FPSO throughout the term of the Charter. The Charter currently provides for an estimated charter hire commitment of $20,075,000 per year ($9,303,050 net to Thaipo), commencing upon its installation in the field. TS has also contracted with another company, SBM Marine Services Thailand Ltd., to operate the FPSO on a reimbursable basis throughout the initial term of the Charter. Performance of both the Charter and the agreement to operate the FPSO are non-recourse to TS and the Company. However, performance is secured by a lien on any hydrocarbons stored on the FPSO and is guaranteed by each of the working interest holders in the Tantawan Field, including Thaipo. Thaipo's guarantee is limited to its percentage interest in the Tantawan Field (currently 46.34%).

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

                      FOR THE YEAR ENDED DECEMBER 31, 1995



                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                                 HOUSTON, TEXAS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Pogo Producing Company:

     We have audited the accompanying consolidated balance sheets of Pogo Producing Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Pogo's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pogo Producing Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 1996

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               --------    --------    --------
                                                                   (EXPRESSED IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Revenues:
  Oil and gas................................................  $157,459    $173,556    $136,553
  Interest on tax refund.....................................        --          --       2,322
  Gains on sales.............................................       100          52         679
                                                               --------    --------    --------
          Total..............................................   157,559     173,608     139,554
                                                               --------    --------    --------
Operating Costs and Expenses:
  Lease operating............................................    35,071      29,768      26,633
  General and administrative.................................    16,400      15,984      14,550
  Exploration................................................     7,468       5,257       2,455
  Dry hole and impairment....................................     6,703       7,088       4,690
  Depreciation, depletion and amortization...................    68,489      63,308      40,693
                                                               --------    --------    --------
          Total..............................................   134,131     121,405      89,021
                                                               --------    --------    --------
Operating Income.............................................    23,428      52,203      50,533
Interest:
  Charges....................................................   (11,167)    (10,104)    (10,956)
  Income.....................................................        26          53          14
  Capitalized................................................     1,834         739         451
                                                               --------    --------    --------
Income Before Taxes and Extraordinary Item...................    14,121      42,891      40,042
                                                               --------    --------    --------
Income Tax Expense...........................................    (4,891)    (15,517)    (14,981)
                                                               --------    --------    --------
Income Before Extraordinary Item.............................     9,230      27,374      25,061
Extraordinary Loss on Early Extinguishment of Debt, net of
  tax........................................................        --        (307)         --
                                                               --------    --------    --------
Net Income...................................................  $  9,230    $ 27,067    $ 25,061
                                                               ========    ========    ========
Primary and Fully Diluted
  Earnings per Common Share:
          Before extraordinary item..........................  $   0.28    $   0.82    $   0.76
          Extraordinary item.................................        --       (0.01)         --
                                                               --------    --------    --------
          Net income.........................................  $   0.28    $   0.81    $   0.76
                                                               ========    ========    ========
Dividends per Common Share...................................  $   0.12    $   0.06    $     --
                                                               ========    ========    ========

     The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1995          1994
                                                                       ---------     --------
                                                                           (EXPRESSED IN
                                                                             THOUSANDS)
Current Assets:
  Cash and cash investments..........................................  $   4,481     $  2,922
  Accounts receivable................................................     21,820       28,915
  Other receivables..................................................     30,504       14,717
  Inventories........................................................      6,438        2,422
  Other..............................................................        722          745
                                                                       ---------     --------
          Total current assets.......................................     63,965       49,721
                                                                       ---------     --------
Property and Equipment:
  Oil and gas, on the basis of successful efforts accounting
     Proved properties being amortized...............................    963,330      913,865
     Unevaluated properties and properties under development, not
      being amortized................................................     47,431        6,890
  Other, at cost.....................................................      8,811        8,268
                                                                       ---------     --------
                                                                       1,019,572      929,023
  Less -- accumulated depreciation, depletion, and amortization, including $5,603 and $5,040 respectively, applicable to other
     property........................................................    757,739      691,110
                                                                       ---------     --------
                                                                         261,833      237,913
                                                                       ---------     --------
Other................................................................     12,379       11,192
                                                                       ---------     --------
                                                                       $ 338,177     $298,826
                                                                       =========     ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................................  $  10,007     $  8,065
  Other payables.....................................................     35,254       26,497
  Current portion of long-term debt..................................      3,000        1,282
  Accrued interest payable...........................................      1,714        1,583
  Accrued payroll and related benefits...............................      1,239        1,237
  Other..............................................................        103           40
                                                                       ---------     --------
          Total current liabilities..................................     51,317       38,704
Long-Term Debt.......................................................    163,249      149,249
Deferred Federal Income Tax..........................................     41,409       36,487
Deferred Credits.....................................................     10,494       10,349
                                                                       ---------     --------
          Total liabilities..........................................    266,469      234,789
                                                                       ---------     --------
Shareholders' Equity:
  Preferred stock, $1 par; 2,000,000 shares authorized...............         --           --
  Common stock, $1 par; 100,000,000 and 43,333,333 shares authorized respectively, and 33,006,972 and 32,825,836 shares issued,
     respectively....................................................     33,007       32,826
  Additional capital.................................................    132,881      130,675
  Retained earnings (deficit)........................................    (93,856)     (99,140)
  Treasury stock, at cost............................................       (324)        (324)
                                                                       ---------     --------
          Total shareholders' equity.................................     71,708       64,037
                                                                       ---------     --------
                                                                       $ 338,177     $298,826
                                                                       =========     ========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       1995          1994          1993
                                                                     ---------     ---------     --------
                                                                           (EXPRESSED IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers.....................................  $ 164,065     $ 165,549     $141,012
  Federal income taxes and interest received.......................      6,000         3,364           --
  Operating, exploration, and general and administrative expenses
    paid...........................................................    (56,997)      (50,894)     (45,051)
  Interest paid....................................................    (11,036)       (9,620)     (10,912)
  Federal income taxes paid........................................     (6,000)       (7,500)      (2,800)
  Settlement of natural gas transportation and exchange
    imbalance......................................................         --        (2,168)          --
  Other............................................................        301           542          895
                                                                     ---------     ---------     --------
         Net cash provided by operating activities.................     96,333        99,273       83,144
                                                                     ---------     ---------     --------
Cash flows from investing activities:
  Capital expenditures.............................................    (96,403)      (85,375)     (62,353)
  Purchase of proved reserves......................................    (11,921)      (32,578)          --
  Proceeds from the sale of property and tubular stock.............        100            52        2,713
                                                                     ---------     ---------     --------
         Net cash used in investing activities.....................   (108,224)     (117,901)     (59,640)
                                                                     ---------     ---------     --------
Cash flows from financing activities:
  Net borrowings (payments) under revolving credit agreements......     15,000       (53,000)       8,000
  Net borrowings under uncommitted lines of credit with banks......      2,000         7,000           --
  Proceeds from issuance of new debt...............................         --        86,250           --
  Proceeds from exercise of stock options..........................      1,717         3,687        2,026
  Principal payments of other long-term debt obligations...........       (871)      (24,472)      (7,000)
  Principal payments of production payment obligation..............         --            --      (24,854)
  Debt issue expenses paid.........................................         --        (2,446)          --
  Payment of cash dividends on common stock........................     (3,946)       (1,966)          --
  Purchase of 8% debentures due 2005...............................       (450)         (216)          --
                                                                     ---------     ---------     --------
         Net cash provided by (used in) financing activities.......     13,450        14,837      (21,828)
                                                                     ---------     ---------     --------
Net increase (decrease) in cash and cash investments...............      1,559        (3,791)       1,676
Cash and cash investments at the beginning of the year.............      2,922         6,713        5,037
                                                                     ---------     ---------     --------
Cash and cash investments at the end of the year...................  $   4,481     $   2,922     $  6,713
                                                                     =========     =========     ========
Reconciliation of net income to net cash provided by operating activities:
  Net income.......................................................  $   9,230     $  27,067     $ 25,061
  Adjustments to reconcile net income to net cash provided by operating activities
    Extraordinary loss on early extinguishment of debt, net of
      tax..........................................................         --           307           --
    Gains on sales.................................................       (100)          (52)        (679)
    Depreciation, depletion and amortization.......................     68,489        63,308       40,693
    Dry hole and impairment........................................      6,703         7,088        4,690
    Interest capitalized...........................................     (1,834)         (739)        (451)
    Increase in deferred federal income taxes......................      5,592         8,374       13,356
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable...................      7,095       (10,435)       4,172
      (Increase) decrease in federal income taxes and interest
         receivable................................................         --         3,320       (3,320)
      (Increase) decrease in other current assets..................         23           (18)        (360)
      (Increase) decrease in other assets..........................     (1,187)       (1,426)         838
      Increase (decrease) in accounts payable......................      1,942          (242)      (1,592)
      Increase in accrued interest payable.........................        131           381           80
      Increase in accrued payroll and related benefits.............          2           232           63
      Increase (decrease) in other current liabilities.............         63          (124)         (20)
      Increase in deferred credits.................................        184         2,232          613
                                                                     ---------     ---------     --------
Net cash provided by operating activities..........................  $  96,333     $  99,273     $ 83,144
                                                                     =========     =========     ========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        RETAINED
                                     SHARES      COMMON    ADDITIONAL   EARNINGS    TREASURY   SHAREHOLDERS'
                                   OUTSTANDING    STOCK     CAPITAL     (DEFICIT)    STOCK        EQUITY
                                   -----------   -------   ----------   ---------   --------   -------------
                                                       (DOLLARS EXPRESSED IN THOUSANDS)
BALANCE AT DECEMBER 31, 1992.....   32,103,864   $32,104    $ 122,846   $(149,302)   $   --       $ 5,648
Net income.......................           --        --           --      25,061        --        25,061
Exercise of stock options........      345,308       345        3,072          --        --         3,417
Acquisition of treasury stock,
  at cost........................      (15,575)       --           --          --      (324)         (324)
Conversion of debenture..........           25        --            1          --        --             1
                                    ----------   -------    ---------   ---------    ------       -------
BALANCE AT DECEMBER 31, 1993.....   32,433,622    32,449      125,919    (124,241)     (324)       33,803
Net income.......................           --        --           --      27,067        --        27,067
Exercise of stock options........      376,639       377        4,756          --        --         5,133
Dividends ($0.06 per common
  share).........................           --        --           --      (1,966)       --        (1,966)
                                    ----------   -------    ---------   ---------    ------       -------
BALANCE AT DECEMBER 31, 1994.....   32,810,261    32,826      130,675     (99,140)     (324)       64,037
Net income.......................           --        --           --       9,230        --         9,230
Exercise of stock options........      181,136       181        2,206          --        --         2,387
Dividends ($0.12 per common
  share).........................           --        --           --      (3,946)       --        (3,946)
                                    ----------   -------    ---------   ---------    ------       -------
BALANCE AT DECEMBER 31, 1995.....   32,991,397   $33,007    $ 132,881   $ (93,856)   $ (324)      $71,708
                                    ==========   =======    =========   =========    ======       =======

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations --

     Pogo Producing Company was incorporated in 1970. Pogo Producing Company and its subsidiaries (the "Company") are engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico and onshore in the United States. The Company is also engaged in exploration of its license concession in the Gulf of Thailand, and has commenced, with its joint venture partners, a development program in connection with its oil and gas discoveries on that concession. The Company has interest in 78 lease blocks offshore Louisiana and Texas, approximately 151,000 gross acres onshore in the United States and approximately 1,300,000 gross acres offshore in the Kingdom of Thailand.

  Use of Estimates --

     The preparation of these financial statements require the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of crude oil, condensate, natural gas and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

  Principles of Consolidation --

     The consolidated financial statements include the accounts of Pogo Producing Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions.

  Inventories --

     Inventories consist primarily of tubular goods used in the Company's operations and are stated at the lower of average cost or market value.

  Interest Capitalized --

     Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until production commences if the projects are evaluated as successful.

  Earnings per Share --

     Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of Common Stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% Debentures are common stock equivalents and were anti-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 10.25% Notes (retired on April 18, 1994) which were anti-dilutive in all periods in which they were outstanding and the 5 1/2% Notes (issued on March 16, 1994) which were dilutive for the portion of 1994 in which they were

                     POGO PRODUCING COMPANY & SUBSIDIARIES
outstanding (such dilution was not sufficient to change reported earnings per share) and anti-dilutive in 1995. Earnings per share are based on the following:

                                                                1995      1994       1993
                                                               ------    -------    -------
                                                                 (EXPRESSED IN THOUSANDS)
    Earnings applicable to Common Stock:
      Primary --
         Income before extraordinary loss....................  $9,230    $27,374    $25,061
         Extraordinary loss..................................      --       (307)        --
                                                               ------    -------    -------
         Net income..........................................  $9,230    $27,067    $25,061
                                                               ======    =======    =======
      Fully diluted --
         Income before extraordinary loss....................  $9,230    $29,755    $25,061
         Extraordinary loss..................................      --       (307)        --
                                                               ------    -------    -------
         Net income..........................................  $9,230    $29,448    $25,061
                                                               ======    =======    =======
    Weighted average number of Common Stock and common
      equivalent shares outstanding:
         Primary.............................................  33,490     33,352     32,860
         Fully diluted.......................................  33,490     36,451     32,894

  Production Imbalances --

     Owners of an oil and gas property often take more or less production from a property than entitled to based on their ownership percentages in the property. This results in a condition known in the industry as a production imbalance. The Company follows the "take" (cash) method of accounting for production imbalances. Under this method, the Company recognizes revenues on production as it is taken and delivered to its purchasers. The Company's crude oil imbalances are not significant. At December 31, 1995, the Company had taken approximately 1,872 MMcf of natural gas less than it was entitled to based on its interest in those properties, and approximately 1,675 MMcf more than its entitlement on other properties placing the Company at year-end in a net under-delivered position of approximately 197 MMcf of natural gas based on its working interest ownership in the properties.

  Oil and Gas Activities and Depreciation, Depletion, and Amortization --

     The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred. The provision for depreciation, depletion and amortization is based on capitalized costs, as determined above, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method.

     Other properties are depreciated using a straight-line method in amounts which in the opinion of management are adequate to allocate the cost of the properties over their estimated useful lives.

     Effective January 1, 1995, the Company adopted Financial Accounting Standard No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121")). SFAS 121 requires the Company to review its oil and gas properties whenever events or changes in the circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a cost center by cost center basis) is greater

                     POGO PRODUCING COMPANY & SUBSIDIARIES
than its fair market value, an impairment loss is recognized. Adoption of SFAS 121 did not have a material effect on the Company's financial statements for the year ended December 31, 1995.

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

  Commitments and Contingencies --

     The Company's office rent expense was $861,000, $819,000, and $868,000 in 1995, 1994, and 1993, respectively. The Company has lease commitments for office space of $1,067,000 in 1996, $1,056,000 in 1997, $1,007,000 in 1998, and
$962,000 in 1999 and 2000.

     The Company's subsidiary in Thailand, along with the other working interest owners in the Tantawan Field, have guaranteed performance under a 10-year charter agreement for a floating production, storage and offloading system. The Company currently estimates its subsidiary's share of the commitment made under this agreement will be $9,303,000 per year commencing in December 1996.

(2) INCOME TAXES

     The components of income (loss) before income taxes for each of the three years in the period ended December 31, 1995, are as follows (expressed in thousands):

                                                               1995       1994       1993
                                                              -------    -------    -------
    United States...........................................  $16,899    $44,931    $43,749
    Foreign.................................................   (2,778)    (2,040)    (3,707)
                                                              -------    -------    -------
              Total.........................................  $14,121    $42,891    $40,042
                                                              =======    =======    =======

     The components of federal income tax expense (benefit) for each of the three years in the period ended December 31, 1995, are as follows (expressed in thousands):

                                                                1995      1994       1993
                                                               ------    -------    -------
    United States, current...................................  $   --    $ 7,500    $ 2,800
    United States, deferred(a)...............................   5,602      8,374     12,360
    Foreign, current.........................................    (711)      (357)      (179)
                                                               ------    -------    -------
              Total..........................................  $4,891    $15,517    $14,981
                                                               ======    =======    =======

---------------

(a) Excludes $165,000 of deferred tax benefits on a $472,000 extraordinary loss in 1994.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     Total federal income tax expense (benefit) for each of the three years in the period ended December 31, 1995, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as follows (expressed as a percent of pretax income):

                                                                   1995      1994      1993
                                                                   ----      ----      ----
    Federal statutory income tax rate............................  35.0%     35.0%     35.0%
    Increases (reductions) resulting from:
      Statutory depletion in excess of tax basis.................  (2.2)     (0.1)     (0.4)
      Foreign taxes..............................................   1.6       0.9       2.9
      Other......................................................   0.2       0.4        --
                                                                   ----      ----      ----
                                                                   34.6%     36.2%     37.5%
                                                                   ====      ====      ====

     The deferred federal income tax provision is the result of the difference between deferred tax liabilities determined at each balance sheet date. The deferred tax liabilities are determined by applying current tax laws to temporary differences in the recognition of revenue and expense for tax and financial purposes. The principal components of the Company's deferred income tax liability include the following at December 31, 1995 and 1994 (expressed in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1995          1994
                                                                    ---------     --------
    Temporary differences arise primarily from the following --
      Intangible drilling costs, capitalized and amortized for
         financial statement purposes and deducted for income tax
         purposes.................................................  $ 168,753     $132,500
      Differences in depletion and depreciation rates used for
         tangible assets for financial and income tax purposes....   (100,491)     (78,457)
      Charges to property and equipment, expensed for financial
         statement purposes, and capitalized and amortized for
         income tax purposes......................................    (47,915)     (35,266)
      Interest charges, capitalized and amortized for financial
         statement purposes and deducted for income tax
         purposes.................................................     21,062       17,710
                                                                    ---------     --------
      Deferred tax liability......................................  $  41,409     $ 36,487
                                                                    =========     ========

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(3) LONG-TERM DEBT

     Long-term debt and the amount due within one year at December 31, 1995 and 1994, consists of the following (dollars expressed in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Senior debt --
      Bank revolving credit agreement debt:
         Prime rate based loans, borrowings at December 31, 1995 at
           an interest rate of 8.5%................................  $  2,000     $     --
         LIBO Rate based loans, borrowings at December 31, 1995 and
           1994 at average interest rates of 6.81% and 7.63%,
           respectively............................................    27,000       14,000
                                                                     --------     --------
              Total bank revolving credit agreement debt...........    29,000       14,000
      Uncommitted credit lines with banks, borrowings at December
         31, 1995 and 1994 at average interest rates of 6.8% and
         7.21%, respectively.......................................     9,000        7,000
                                                                     --------     --------
    Total senior debt..............................................    38,000       21,000
                                                                     --------     --------
    Subordinated debt --
      5 1/2% Convertible subordinated notes, due 2004..............    86,250       86,250
      8% Convertible subordinated debentures, due 2005, and a
         $3,000 annual sinking fund requirement....................    41,999       43,281
                                                                     --------     --------
    Total subordinated debt........................................   128,249      129,531
                                                                     --------     --------
    Total debt.....................................................   166,249      150,531
                                                                     --------     --------
    Amount due within one year --
      Current portion of long-term debt, consisting of sinking fund
         requirements on 8% Debentures.............................    (3,000)      (1,282)
                                                                     --------     --------
    Long-term debt.................................................  $163,249     $149,249
                                                                     ========     ========

     Effective June 1, 1995, the Company entered into an amended and restated bank revolving credit agreement which extends to the Company an unsecured $150,000,000 revolving/term credit facility. The facility will be fully revolving until January 1, 1998, and will convert to a term loan with eight quarterly installments commencing April 30, 1998. Effective November 1, 1995, the Company voluntarily reduced, on a temporary basis, the commitment under the facility to $125,000,000. The amount that may be borrowed under the facility may not exceed a borrowing base, determined semiannually by the lenders based on the discounted present value of future net revenues from certain of the Company's oil and gas reserves and the provisions of the agreement. The borrowing base currently exceeds $125,000,000. The facility is governed by various financial covenants including the maintenance of positive working capital (excluding current maturities of debt), a fixed charge ratio, as defined, of 2.0 or greater, a limit of $300,000,000 on total debt, as defined, a $10,000,000 limit on other senior debt, and a $10,000,000 limit on prepayment (without refinancing) of subordinated debt in any one year and $20,000,000 in total through February 1, 1998. The Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the facility bear interest at a Base (Prime) rate, certificate of deposit rate plus 1 1/8%, or LIBOR plus 1%, at the Company's option. A commitment fee on the unborrowed amount under the facility is also charged. The Commitment fee is 5/16 of 1% per annum on the unborrowed amount under the "active" portion of the facility and
 1/8 of 1% per annum on the unborrowed amount of the "inactive" portion of the facility. Of the $125,000,000 that is currently available under the facility, $100,000,000 is designated as "active" and

                     POGO PRODUCING COMPANY & SUBSIDIARIES

$25,000,000 is designated as "inactive". The Company incurred commitments fees of $352,000 in 1995, $409,000 in 1994, and $149,000 in 1993 under this and a prior revolving credit agreement.

     The Company has also entered into separate letter agreements with two banks under which each bank may provide a $10,000,000 uncommitted money market line of credit. The two lines of credit are on an as available or offered basis and the banks have no obligations to make any advances under the lines. Loans made under the agreements are for a maximum term of 30 days and are reflected as long-term debt as the Company has the intent and ability to reborrow such amounts under its bank revolving credit agreement discussed above. The agreements may be terminated at any time by the Company or either bank.

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

     The 8% convertible subordinated debentures, due 2005 (the "8% Debentures") are convertible into Common Stock at $39.50 per share subject to adjustments under certain circumstances, including stock splits. The 8% Debentures are redeemable at the option of the Company at 102% through December 30, 1996, and decreasing percentages thereafter, and are subject to mandatory annual sinking fund requirements of $3,000,000 which commenced December 31, 1990. Such requirements will be sufficient to retire 75% of the issue prior to maturity. As of December 31, 1995, the Company has purchased $14,409,000 principal amount of the bonds at less than face value resulting in both ordinary and extraordinary gains. The Company has applied the entire principal amount of these bonds towards the sinking fund requirements.

     Current maturities and sinking fund requirements during the next five years in connection with the above long-term debt are $3,000,000 in 1996, $3,000,000 in 1997, $20,100,000 in 1998, $20,100,000 in 1999 and $6,800,000 in 2000.
Included in the current maturities reflected above are $17,100,000 in 1998, $17,100,000 in 1999, and $3,800,000 in 2000 relative to bank debt. The Company has established a history of refinancing its bank debt before scheduled maturities and expects to do so again before the amortization of bank debt commences in 1998.

(4) SALES TO MAJOR CUSTOMERS

     The Company is an oil and gas exploration and production company that generally sells its oil and gas to numerous customers on a month-to-month basis. Sales to the following customers exceeded 10 percent of revenues during the years indicated (expressed in thousands):

                                                               1995       1994       1993
                                                              -------    -------    -------
    Enron Corp. and affiliates..............................  $42,895    $27,630    $16,437
    Coastal Gas Marketing Company...........................  $18,117    $27,609    $ 4,682
    Scurlock Oil Company....................................  $ 1,757    $21,134    $38,510

(5) CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1995 and 1994, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the

                     POGO PRODUCING COMPANY & SUBSIDIARIES

Company on receivables generally have not been material. No known material credit losses were experienced during 1995 or 1994.

(6) EMPLOYEE BENEFITS

     A total of 3,295,294 shares of Common Stock are reserved for issuance to key employees and non-employee directors under the Company's stock option plans. The stock option plans authorize the granting of options at prices equivalent to the market value at the date of grant. Options generally become exercisable in three annual installments commencing one year after the date granted and, if not exercised, expire 10 years from the date of grant. At January 1, 1995, 1,387,537 shares were issuable under stock options outstanding. Options for 379,000 shares were granted during 1995 at prices ranging from $22.00 to $23.88 per share. During 1995, 181,136 options were exercised at prices ranging from $4.38 to $23.88 per share and options to purchase 20,000 shares at a price of $14.88 were cancelled. At December 31, 1995, options to purchase 1,565,401 shares were outstanding (982,380 were exercisable) at prices ranging from $4.38 to $23.88.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123") a new standard on accounting for stock based compensation. This standard establishes a fair value based method of accounting for stock compensation plans awarded after December 31, 1995 and encourages companies to adopt SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual proforma disclosures of its effects. Adoption of the standard by the Company is required in 1996, although earlier implementation is permitted. The Company is currently evaluating what effect, if any, SFAS No. 123 will have on its financial position and results of operations.

     The Company has a tax-advantaged savings plan in which all salaried employees may participate. Under such plan, a participating employee may allocate up to 10% of his salary, and the Company makes matching contributions of up to 6% thereof. Funds contributed by the employee and the matching funds contributed by the Company are held in trust by a bank trustee in six separate funds. Amounts contributed by the employee and earnings and accretions thereon may be used to purchase shares of Common Stock, invest in a money market fund or invest in four stock, bond, or blended stock and bond mutual funds according to instructions from the employee. Matching funds contributed to the savings plan by the Company are invested only in Common Stock. The Company contributed $277,000 to the savings plan in 1995, $375,000 in 1994, and $125,000 in 1993.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     A trusteed retirement plan has been adopted by the Company for its salaried employees. The benefits are based on years of service and the employee's average compensation for five consecutive years within the final ten years of service which produce the highest average compensation. The Company makes annual contributions to the plan in the amount of retirement plan cost accrued or the maximum amount which can be deducted for federal income tax purposes. The following table sets forth the plan's funded status (in thousands of dollars) as of December 31, 1995, 1994, and 1993.

                                                               1995       1994       1993
                                                              -------    -------    -------
    Actuarial present value (discounted at 7 1/4, 8 1/2, and
      7 1/2%, respectively) of benefit obligations:
      Accumulated benefit obligations --
         Vested.............................................  $ 5,488    $ 3,940    $ 4,019
         Non-vested.........................................    1,173        820        717
                                                              -------    -------    -------
         Total accumulated benefit obligations..............    6,661      4,760      4,736
      Projected salary increases (escalated at 5%, 6% and
         6%, respectively) and other changes................    1,734      1,434      1,500
                                                              -------    -------    -------
      Projected benefit obligations for service rendered to
         date...............................................    8,395      6,194      6,236
    Plan assets at fair value, primarily listed securities
      with an expected long-term rate of return of 8 1/2%...   19,089     13,988     13,481
                                                              -------    -------    -------
    Plan assets in excess of projected benefit
      obligations...........................................   10,694      7,794      7,245
    Unrecognized:
      Net overfunding being recognized over 15 years........     (543)      (646)      (750)
      Net gain arising from the difference between actual
         experience and that assumed........................   (5,989)    (3,443)    (3,209)
      Prior service cost....................................     (387)      (430)      (473)
                                                              -------    -------    -------
    Accrued retirement plan asset...........................  $ 3,775    $ 3,275    $ 2,813
                                                              =======    =======    =======
    Retirement plan cost (benefit) for 1995, 1994, and 1993
      included the following components:
      Service cost, benefits accruing each year with
         proration for future salary increases..............  $   480    $   499    $   611
      Interest cost on projected benefit obligations........      535        476        524
      Actual return on plan assets..........................   (1,182)    (1,139)    (1,164)
      Net amortization and deferral.........................     (333)      (298)      (278)
                                                              -------    -------    -------
      Accrued retirement plan cost (benefit)................  $  (500)   $  (462)   $  (307)
                                                              =======    =======    =======

     Effective January 1, 1992, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company currently provides full medical benefits to its retired employees and dependents. For current employees, the company assumes all or a portion of post retirement medical and term life insurance costs based on the employee's age and length of service with the Company. The postretirement medical plan has no assets and is currently funded by the Company on a pay-as-you-go basis.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The following is an analysis (in thousands of dollars) of the annual expense and activity in the deferred cost and benefits obligation accounts for 1993, 1994 and 1995. The computation assumes that future increases in medical costs will trend down from 8.8% to 5% per year over the next 9 years for purposes of estimating future costs. The medical cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed medical cost trend rate by one percent in each year would increase the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1995 by $115,000 and the accumulated post retirement benefit obligation as of December 31, 1995 by $850,000.

                                                                 ANNUAL    DEFERRED    BENEFIT
                                                                 EXPENSE    COSTS     OBLIGATION
                                                                 -------   --------   ----------
    Balance at January 1, 1993.................................             $3,958     $ (4,758)
    Amortization of transition costs over 14 years representing the average remaining service period of eligible
      employees................................................  $  305       (305)         305
    Service cost, including interest...........................     368
    Interest cost on transition obligation.....................     407
                                                                 ------
    1993 expense...............................................  $1,080                  (1,080)
                                                                 ======
    Current benefits paid......................................                             246
    Unrecognized net loss......................................                          (1,400)
                                                                            ------     --------
    Balance at December 31, 1993...............................              3,653       (6,687)
    Amortization of transition costs over 14 years.............  $  304       (304)         304
    Amortization of net loss from earlier periods..............      57                      57
    Service cost, including interest...........................     395
    Interest cost on transition obligation.....................     494
                                                                 ------
    1994 expense...............................................  $1,250                  (1,250)
                                                                 ======
    Current benefits paid......................................                             126
    Unrecognized net gain......................................                           1,963
                                                                            ------     --------
    Balance at December 31, 1994...............................              3,349       (5,487)
    Amortization of transition costs over 14 years.............  $  304       (304)         304
    Amortization of net gain from earlier periods..............     (69)                    (69)
    Service cost, including interest...........................     241
    Interest cost on transition obligation.....................     399
                                                                 ------
    1995 expense...............................................  $  875                    (875)
                                                                 ======
    Current benefits paid......................................                             145
    Unrecognized net gain......................................                             541
                                                                            ------
    Balance at December 31, 1995...............................             $3,045
                                                                            ======
    Plan assets at fair value..................................                              --
                                                                                       --------
    Funded status at December 31, 1995 (discounted at
      7 1/4%)..................................................                        $ (5,441)
                                                                                       ========

     The accumulated postretirement benefit obligation (in thousands of dollars) at December 31, 1995 is attributable to the following groups:

    Retirees and beneficiaries.................................................  $ 1,890
    Dependents of retirees.....................................................      947
    Fully eligible active employees............................................      481
    Active employees, not fully eligible.......................................    2,123
                                                                                 -------
                                                                                 $ 5,441
                                                                                 =======

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  Cash and Cash Investments

     Fair value is carrying value as no cash equivalents or cash investments are included in the balances as of December 31, 1995 and 1994.

  Debt

             INSTRUMENT                          BASIS OF FAIR VALUE ESTIMATE
------------------------------------  --------------------------------------------------
Bank revolving credit agreement       Fair value is carrying value as of December 31,
                                      1995 and 1994, based on 1995 negotiations with the
                                      lenders and the market value interest rates.

Uncommitted credit lines with banks   Fair value is carrying value as of December 31,
                                      1995 and 1994 based on the market value interest
                                      rates.

5 1/2% Notes                          Fair value is 118% and 94%, of carrying value as
                                      of December 31, 1995 and 1994, respectively, based
                                      on the quoted market prices for this publicly
                                      traded debt.

8% Debentures                         Fair value is 102.5% and 98.75%, of carrying value
                                      as of December 31, 1995 and 1994, respectively,
                                      based on the quoted market prices for this
                                      publicly traded debt.

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 1995 and 1994 (in thousands of dollars) are as follows:

                                                        1995                     1994
                                                ---------------------    --------------------
                                                CARRYING      FAIR       CARRYING      FAIR
                                                 VALUE        VALUE       VALUE       VALUE
                                                --------    ---------    --------    --------
    Cash and cash investments.................  $  4,481    $   4,481    $  2,922    $  2,922
    Debt:
      Bank revolving credit agreement.........   (29,000)     (29,000)    (14,000)    (14,000)
      Uncommitted credit lines with banks.....    (9,000)      (9,000)     (7,000)     (7,000)
      5 1/2% Notes............................   (86,250)    (101,775)    (86,250)    (81,075)
      8% Debentures...........................   (41,999)     (43,049)    (43,281)    (42,740)

     The Company occasionally enters into forward and futures contracts to minimize the impact of oil and gas price fluctuations. However, the Company does not consider its forward and futures contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity. Gains and losses on these activities are recognized in revenues when the hedged production occurs.

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

                                                                        UNITED     KINGDOM OF
                                                           TOTAL        STATES      THAILAND
                                                          --------     --------    ----------
                                                                (EXPRESSED IN THOUSANDS)
                                                                         1995
                                                          -----------------------------------
    Oil and gas revenues................................  $157,459     $157,536     $    (77)
    Lease operating expense.............................   (35,071)     (35,071)          --
    Exploration expense.................................    (7,468)      (6,111)      (1,357)
    Dry hole and impairment expense.....................    (6,703)      (6,703)          --
    Depreciation, depletion and amortization expense....   (67,831)     (67,798)         (33)
                                                          --------     --------     --------
    Pretax operating results............................    40,386       41,853       (1,467)
    Income tax (expense) benefit........................   (13,623)     (14,334)         711
                                                          --------     --------     --------
    Operating results...................................  $ 26,763     $ 27,519     $   (756)
                                                          ========     ========     ========

                                                                         1994
                                                          -----------------------------------
    Oil and gas revenues................................  $173,556     $173,518     $     38
    Lease operating expense.............................   (29,768)     (29,768)          --
    Exploration expense.................................    (5,257)      (3,931)      (1,326)
    Dry hole and impairment expense.....................    (7,088)      (7,088)          --
    Depreciation, depletion and amortization expense....   (62,723)     (62,690)         (33)
                                                          --------     --------     --------
    Pretax operating results............................    68,720       70,041       (1,321)
    Income tax (expense) benefit........................   (24,262)     (24,619)         357
                                                          --------     --------     --------
    Operating results...................................  $ 44,458     $ 45,422     $   (964)
                                                          ========     ========     ========

                                                                         1993
                                                          -----------------------------------
    Oil and gas revenues................................  $136,553     $136,525     $     28
    Lease operating expense.............................   (26,633)     (26,633)          --
    Exploration expense.................................    (2,455)      (1,060)      (1,395)
    Dry hole and impairment expense.....................    (4,690)      (2,737)      (1,953)
    Depreciation, depletion and amortization expense....   (40,224)     (40,193)         (31)
                                                          --------     --------     --------
    Pretax operating results............................    62,551       65,902       (3,351)
    Income tax expense..................................   (22,712)     (22,891)         179
                                                          --------     --------     --------
    Operating results...................................  $ 39,839     $ 43,011     $ (3,172)
                                                          ========     ========     ========

     The following table sets forth the Company's capitalized costs (expressed in thousands) incurred for oil and gas producing activities during the years indicated.

                                                            1995         1994        1993
                                                          --------     --------     -------
    Capitalized costs incurred:
      Property acquisition -- United States.............  $ 14,864     $ 36,354     $ 1,520
      Property acquisition -- Kingdom of Thailand.......     4,171           --          --
      Exploration -- United States......................    14,562        5,803       8,267
      Exploration -- Kingdom of Thailand................     5,418        5,022       4,583
      Development -- United States......................    39,461       67,143      57,648
      Development -- Kingdom of Thailand................    23,994           --          --
      Interest capitalized..............................     1,834          739         451
                                                          --------     --------     -------
                                                          $104,304     $115,061     $72,469
                                                          ========     ========     =======
    Provision for depreciation, depletion and
      amortization:
      United States.....................................  $ 67,798     $ 62,690     $40,193
      Kingdom of Thailand...............................        33           33          31
                                                          --------     --------     -------
                                                          $ 67,831     $ 62,723     $40,224
                                                          ========     ========     =======

     The following information regarding estimates of the Company's proved oil and gas reserves, which are located offshore in United States waters of the Gulf of Mexico, onshore in the United States and offshore in the Kingdom of Thailand is based on reports prepared by Ryder Scott Company Petroleum Engineers. Their summary report dated February 5, 1996 is set forth as an exhibit to this Form 10-K and includes definitions and assumptions that served as the basis for the discussions under the caption "Item 1, Business -- Exploration and Production Data -- Reserves." Such definitions and assumptions should be referred to in connection with the following information.

                          ESTIMATES OF PROVED RESERVES

                                       TOTAL COMPANY              UNITED STATES           KINGDOM OF THAILAND
                                 -------------------------  -------------------------  -------------------------
                                     OIL                        OIL                        OIL
                                 CONDENSATE &               CONDENSATE &               CONDENSATE &
                                 NATURAL GAS                NATURAL GAS                NATURAL GAS
                                   LIQUIDS     NATURAL GAS    LIQUIDS     NATURAL GAS    LIQUIDS     NATURAL GAS
                                    (BBLS)       (MMCF)        (BBLS)       (MMCF)        (BBLS)       (MMCF)
                                 ------------  -----------  ------------  -----------  ------------  -----------
Proved reserves as of
  December 31, 1992...........    22,555,788     207,068     19,978,881     196,400      2,576,907      10,668
  Revisions of previous
     estimates................       342,022       1,148        342,022       1,148             --          --
  Extensions, discoveries and
     other additions..........     9,764,408      55,626      6,916,502      32,820      2,847,906      22,806
  Purchase of properties......       182,610      13,192        182,610      13,192             --          --
  Sale of properties..........      (356,514)    (11,849)      (356,514)    (11,849)            --          --
  Estimated 1993 production...    (4,219,873)    (32,319)    (4,219,873)    (32,319)            --          --
                                  ----------     -------     ----------     -------     ----------     -------
Proved reserves as of
  December 31, 1993...........    28,268,441     232,866     22,843,628     199,392      5,424,813      33,474
  Revisions of previous
     estimates................     1,286,984      (2,558)     1,286,984      (2,558)            --          --
  Extensions, discoveries and
     other additions..........     6,565,442      49,517      4,315,883      26,252      2,249,559      23,265
  Purchase of properties......     2,686,919      15,792      2,686,919      15,792             --          --
  Sale of properties..........          (497)       (109)          (497)       (109)            --          --
  Estimated 1994 production...    (4,945,677)    (52,618)    (4,945,677)    (52,618)            --          --
                                  ----------     -------     ----------     -------     ----------     -------
Proved reserves as of
  December 31, 1994...........    33,861,612     242,890     26,187,240     186,151      7,674,372      56,739
  Revisions of previous
     estimates................       496,849      21,800        363,213      16,592        133,636       5,208
  Extensions, discoveries and
     other additions..........    11,901,880      78,434      4,267,871      35,058      7,634,009      43,376
  Purchase of properties......     4,015,131      30,054        460,156       3,770      3,554,975      26,284
  Sale of properties..........       (15,144)       (748)       (15,144)       (748)            --          --
  Estimated 1995 production...    (5,078,326)    (44,369)    (5,078,326)    (44,369)            --          --
                                  ----------     -------     ----------     -------     ----------     -------
Proved reserves as of
  December 31, 1995...........    45,182,002     328,061     26,185,010     196,454     18,996,992     131,607
                                  ==========     =======     ==========     =======     ==========     =======
Proved developed reserves as
  of:
  December 31, 1992...........    18,798,149     175,523     18,798,149     175,523             --          --
  December 31, 1993...........    20,976,194     183,139     20,976,194     183,139             --          --
  December 31, 1994...........    24,669,755     178,518     24,669,755     178,518             --          --
  December 31, 1995...........    22,487,608     164,679     22,487,608     164,679             --          --

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

       NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- UNAUDITED

                                                              TOTAL       UNITED      KINGDOM OF
                                                             COMPANY      STATES       THAILAND
                                                            ---------    ---------    ----------
                                                                  (EXPRESSED IN THOUSANDS)
                                                                           1995
                                                            ------------------------------------
Future gross revenues.....................................  $1,495,320   $ 873,578    $  621,742
Future production costs:
  Lease operating expense.................................    (415,829)   (208,477)     (207,352)
Future development and abandonment costs..................    (247,019)   (119,821)     (127,198)
                                                            ----------   ---------    ----------
Future net cash flows before income taxes.................     832,472     545,280       287,192
Discount at 10% per annum.................................    (299,997)   (144,435)     (155,562)
                                                            ----------   ---------    ----------
Discounted future net cash flow before income taxes.......     532,475     400,845       131,630
Future income taxes, net of discount at 10% per annum.....    (155,330)   (104,864)      (50,466)
                                                            ----------   ---------    ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves.................  $  377,145   $ 295,981    $   81,164
                                                            ==========   =========    ==========

                                                                           1994
                                                            ------------------------------------
Future gross revenues.....................................  $  985,888   $ 720,086    $  265,802
Future production costs:
  Lease operating expense.................................    (253,140)   (192,834)      (60,306)
Future development and abandonment costs..................    (180,839)    (86,684)      (94,155)
                                                            ----------   ---------    ----------
Future net cash flows before income taxes.................     551,909     440,568       111,341
Discount at 10% per annum.................................    (168,929)   (109,700)      (59,229)
                                                            ----------   ---------    ----------
Discounted future net cash flow before income taxes.......     382,980     330,868        52,112
Future income taxes, net of discount at 10% per annum.....     (92,911)    (73,602)      (19,309)
                                                            ----------   ---------    ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves.................  $  290,069   $ 257,266    $   32,803
                                                            ==========   =========    ==========

                                                                           1993
                                                            ------------------------------------
Future gross revenues.....................................  $  869,783   $ 744,201    $  125,582
Future production costs:
  Lease operating expense.................................    (186,464)   (158,934)      (27,530)
Future development and abandonment costs..................    (133,258)    (79,735)      (53,523)
                                                            ----------   ---------    ----------
Future net cash flows before income taxes.................     550,061     505,532        44,529
Discount at 10% per annum.................................    (146,221)   (118,858)      (27,363)
                                                            ----------   ---------    ----------
Discounted future net cash flow before income taxes.......     403,840     386,674        17,166
Future income taxes, net of discount at 10% per annum.....    (103,580)    (98,788)       (4,792)
                                                            ----------   ---------    ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves.................  $  300,260   $ 287,886    $   12,374
                                                            ==========   =========    ==========

     The standardized measure of discounted future net cash flows from the production of proved reserves is developed as follows:

          1. Estimates are made of quantities of proved reserves and the future periods in which they are expected to be produced based on year end economic conditions.

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES - UNAUDITED - (CONTINUED)

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows. All amounts are related to changes in reserves located in the United States and the Kingdom of Thailand, as noted.

                                                                 YEAR ENDED DECEMBER 31, 1995
                                                             ------------------------------------
                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                                   (EXPRESSED IN THOUSANDS)
Beginning balance..........................................  $ 290,069    $ 257,266     $ 32,803
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............     34,004       69,988      (35,984)
  Net changes due to revisions in quantity estimates.......     29,630       26,109        3,521
  Net changes in estimates of future development costs.....     (8,632)     (36,721)      28,089
  Accretion of discount....................................     38,298       33,087        5,211
  Changes in production rate...............................    (14,754)     (15,792)       1,038
  Other....................................................     (4,393)        (432)      (3,961)
                                                             ---------    ---------     --------
          Total revisions..................................     74,153       76,239       (2,086)
New field discoveries and extensions, net of future
  production and development costs.........................    105,172       71,701       33,471
Purchases of properties....................................     29,299        5,160       24,139
Sales of properties........................................       (969)        (969)          --
Sales of oil and gas produced, net of production costs.....   (121,615)    (121,615)          --
Previously estimated development costs incurred............     63,455       39,461       23,994
Net change in income taxes.................................    (62,419)     (31,262)     (31,157)
                                                             ---------    ---------     --------
          Net change in standardized measure of discounted
            future net cash flows..........................     87,076       38,715       48,361
                                                             ---------    ---------     --------
Ending balance.............................................  $ 377,145    $ 295,981     $ 81,164
                                                             =========    =========     ========

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES - UNAUDITED - (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31, 1994
                                                             ------------------------------------
                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                                   (EXPRESSED IN THOUSANDS)
Beginning balance..........................................  $ 300,260    $ 287,886     $ 12,374
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............    (30,813)     (44,948)      14,135
  Net changes due to revisions in quantity estimates.......      5,947        5,947           --
  Net changes in estimates of future development costs.....    (45,370)     (47,880)       2,510
  Accretion of discount....................................     40,384       38,667        1,717
  Changes in production rate...............................      1,162       (9,574)      10,736
  Other....................................................      5,326        5,421          (95)
                                                             ---------    ---------     --------
          Total revisions..................................    (23,364)     (52,367)      29,003
New field discoveries and extensions, net of future
  production and development costs.........................     59,047       53,104        5,943
Purchases of properties....................................     22,973       22,973           --
Sales of properties........................................     (4,114)      (4,114)          --
Sales of oil and gas produced, net of production costs.....   (143,655)    (143,655)          --
Previously estimated development costs incurred............     68,252       68,252           --
Net change in income taxes.................................     10,670       25,187      (14,517)
                                                             ---------    ---------     --------
          Net change in standardized measure of discounted
            future net cash flows..........................    (10,191)     (30,620)      20,429
                                                             ---------    ---------     --------
Ending balance.............................................  $ 290,069    $ 257,266     $ 32,803
                                                             =========    =========     ========

                                                                 YEAR ENDED DECEMBER 31, 1993
                                                             ------------------------------------
                                                               TOTAL       UNITED      KINGDOM OF
                                                              COMPANY      STATES       THAILAND
                                                             ---------    ---------    ----------
                                                                   (EXPRESSED IN THOUSANDS)
Beginning balance..........................................  $ 307,657    $ 299,045     $  8,612
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............    (41,775)     (34,842)      (6,933)
  Net changes due to revisions in quantity estimates.......      4,066        4,066           --
  Net changes in estimates of future development costs.....        662         (871)       1,533
  Accretion of discount....................................     40,510       39,089        1,421
  Changes in production rate...............................      5,134        6,728       (1,594)
  Other....................................................      2,278        3,935       (1,657)
                                                             ---------    ---------     --------
          Total revisions..................................     10,875       18,105       (7,230)
New field discoveries and extensions, net of future
  production and development costs.........................     39,247       29,059       10,188
Purchases of properties....................................     22,516       22,516           --
Sales of properties........................................    (19,633)     (19,633)          --
Sales of oil and gas produced, net of production costs.....   (110,870)    (110,870)          --
Previously estimated development costs incurred............     56,604       56,604           --
Net change in income taxes.................................     (6,136)      (6,940)         804
                                                             ---------    ---------     --------
          Net change in standardized measure of discounted
            future net cash flows..........................     (7,397)     (11,159)       3,762
                                                             ---------    ---------     --------
Ending balance.............................................  $ 300,260    $ 287,886     $ 12,374
                                                             =========    =========     ========

QUARTERLY RESULTS - UNAUDITED

     Summaries of the Company's results of operations by quarter for the years 1995 and 1994 are as follows:

                                                                    QUARTER ENDED
                                                -----------------------------------------------------
                                                MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                --------     -------     ------------     -----------
                                                 (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995
Revenues......................................  $41,810      $41,738       $ 36,967         $37,044
Gross profit(a)...............................  $12,063      $13,562       $  6,849         $ 7,354
Net income....................................  $ 3,431      $ 4,353       $    722         $   724
Earnings per share
  (primary and fully diluted).................  $  0.10      $  0.13       $   0.02         $  0.02
1994
Revenues......................................  $37,892      $49,734       $ 46,452         $39,530
Gross profit(a)...............................  $17,355      $21,782       $ 17,762         $11,288
Income before extraordinary loss..............  $ 7,278      $ 9,903       $  7,433         $ 2,760
Extraordinary loss on early extinguishment of
  debt........................................       --      $  (307)            --              --
Net income....................................  $ 7,278      $ 9,596       $  7,433         $ 2,760
Earnings per share:
  Primary --
     Income before extraordinary loss.........  $  0.22      $  0.30       $   0.22         $  0.08
     Extraordinary loss.......................       --      $ (0.01)            --              --
     Net income...............................  $  0.22      $  0.29       $   0.22         $  0.08
  Fully diluted --
     Income before extraordinary loss.........  $  0.22      $  0.29       $   0.22         $  0.08
     Extraordinary loss.......................       --      $ (0.01)            --              --
     Net income...............................  $  0.22      $  0.28       $   0.22         $  0.08

---------------

(a) Represents revenues less lease operating, exploration, dry hole and impairment, and depreciation depletion and amortization expenses.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding nominees and continuing directors in the Company's definitive Proxy Statement for its annual meeting to be held on April 23, 1996, to be filed within 120 days of December 31, 1995 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Company's "1996 Proxy Statement"), is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information regarding executive compensation in the Company's 1996 Proxy Statement, other than the information regarding the Compensation Committee Report on Executive Compensation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information regarding ownership of the Company securities by management and certain other beneficial owners in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions with management in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

        1. Financial Statements and Supplementary Data:

                                                                            PAGE
                                                                            ----
            Report of Independent Public Accountants......................   32
            Consolidated statements of income.............................   33
            Consolidated balance sheets...................................   34
            Consolidated statements of cash flows.........................   35
            Consolidated statements of shareholders' equity...............   36
            Notes to consolidated financial statements....................   37
            Unaudited supplementary financial data........................   47

        2. Financial Statement Schedules:

           All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

        3. Exhibits:

        * 3(a)       --   Restated Certificate of Incorporation of Pogo Producing Company.
                          (Exhibit 3(a), Annual Report on Form 10-K for the year ended December
                          31, 1987, File No. 0-5468).
        * 3(a)(i)    --   Certificate of Designation, Preferences and Rights of Preferred Stock
                          of Pogo Producing Company, dated March 25, 1987. (Exhibit 3(a)(1),
                          Annual Report on Form 10-K for the year ended December 31, 1987, File
                          No. 0-5468).
        * 3(b)       --   Bylaws of Pogo Producing Company, as amended and restated through
                          July 24, 1990. (Exhibit 3(a), Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1990, File No. 0-5468).
        * 4(a)       --   Amended and Restated Credit Agreement dated as of June 1, 1995 among
                          Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent. (Exhibit
                          4(a), Quarterly Report on Form 10-Q for the quarter ended September
                          30, 1995, File No. 1-7792).
        * 4(b)       --   Indenture dated as of October 15, 1980 to Chemical Bank, as Trustee.
                          (Exhibit 4, File No. 2-69428).
        * 4(c)       --   Indenture dated as of March 23, 1994 to Shawmut Bank Connecticut,
                          National Association, as Trustee. (Exhibit 4(c), Annual Report on
                          Form 10-K for the year ended December 31, 1994, File No. 1-7792)
        * 4(d)       --   Rights Agreement dated as of April 26, 1994 between Pogo Producing
                          Company and Harris Trust Company of New York, as Rights Agent.
                          (Exhibit 4, Current Report on Form 8-K filed April 26, 1994, File No.
                          1-7792).
        * 4(e)       --   Certificate of Designations of Series A Junior Participating
                          Preferred Stock of Pogo Producing Company dated April 26, 1994.
                          (Exhibit 4(d), Registration Statement on Form S-8 filed August 9,
                          1994, File No. 33-54969).
                          Pogo Producing Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of Pogo Producing Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which the total amount of securities authorized does not exceed 10% of the total assets of Pogo Producing
                          Company and its subsidiaries on a consolidated basis.

                          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (comprising Exhibits
                          10(a) through 10(g)(2), inclusive)
        *10(a)       --   1977 Stock Option Plan of Pogo Producing Company, as amended as of
                          September 28, 1981 and July 24, 1984. (Exhibit 10(a), Annual Report
                          on Form 10-K for the year ended December 31, 1984, File No. 0-5468).
        *10(a)(1)    --   Form of Amended Nonqualified Stock Option Agreement under 1977 Stock
                          Option Plan (with stock appreciation rights and without employment restrictions). (Exhibit 10(a)(1), Annual Report on From 10-K for the
                          year ended December 31, 1981, File No. 0-5468).
        *10(a)(2)    --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                          Option Plan (with stock option appreciation rights and without employment restrictions), (Exhibit 10(a)(2), Annual Report on Form
                          10-K for the year ended December 31, 1981, File No. 0-5468).
        *10(a)(3)    --   Form of Amended Nonqualified Stock Option Agreement under 1977 Stock
                          Option Plan (without stock appreciation rights and with employment restrictions). (Exhibit 10(a)(3), Annual Report on Form 10-K for the
                          year ended December 31, 1981, File No. 0-5468).
        *10(a)(4)    --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                          Option Plan (without stock option appreciation rights and with employment restrictions). (Exhibit 10(a)(4), Annual Report on Form
                          10-K for the year ended December 31, 1981, File No. 0-5468).
        *10(a)(5)    --   Form of Amended Nonqualified Stock Option Agreement under 1977 Stock
                          Option Plan (with stock appreciation rights and with employment restrictions). (Exhibit 10(a)(5), Annual Report on Form 10-K for the
                          year ended December 31, 1981, File No. 0-5468).
        *10(a)(6)    --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                          Option Plan (with stock option appreciation rights and with employment restrictions). (Exhibit 10(a)(6), Annual Report on Form
                          10-K for the year ended December 31, 1981, File No. 0-5468).
        *10(a)(7)    --   Form of Amended Nonqualified Stock Option Agreement under 1977 Stock
                          Option Plan (without stock appreciation rights and without employment restrictions). (Exhibit 10(a)(7), Annual Report on Form 10-K for the
                          year ended December 31, 1981, File No. 0-5468).
        *10(a)(8)    --   Form of Amended Incentive Stock Option Agreement under 1977 Stock
                          Option Plan (without stock option appreciation rights and without employment restrictions). (Exhibit 10(a)(8), Annual Report on Form
                          10-K for the year ended December 31, 1981, File No. 0-5468).
        *10(b)       --   1981 Stock Option Plan of Pogo Producing Company, as amended as of
                          July 24, 1984. (Exhibit 10(b), Annual Report on Form 10-K for the
                          year ended December 31, 1984, File No. 0-5468).
        *10(b)(1)    --   Form of Stock Option Agreement under 1981 Nonqualified Stock Option
                          Plan (with stock appreciation rights). Exhibit 10(b)(1), Annual
                          Report on Form 10-K for the year ended December 31, 1981, File No.
                          0-5468).
        *10(b)(2)    --   Form of Stock Option Agreement under 1981 Nonqualified Stock Option
                          Plan (without stock appreciation rights). Exhibit 10(b)(2), Annual
                          Report on Form 10-K for the year ended December 31, 1981, File No.
                          0-5468).
        *10(c)       --   1981 Incentive and Nonqualified Stock Option Plan of Pogo Producing
                          Company, as amended as of July 24, 1984. (Exhibit 10(c), Annual
                          Report on Form 10-K for the year ended December 31, 1984, File No.
                          0-5468).

        *10(c)(1)    --   Form of Stock Option Agreement under 1981 Incentive Stock Option
                          Plan. (Exhibit 10(c)(1), Annual Report of Form 10-K for the year ended December 31, 1981, File No. 0-5468).
        *10(d)       --   1989 Incentive and Nonqualified Stock Option Plan of Pogo Producing
                          Company, as amended and restated effective January 25, 1994. (Exhibit
                          99, Definitive Proxy Statement on Schedule 14A, filed March 22, 1994,
                          File No. 1-7792).
        *10(d)(1)    --   Form of Stock Option Agreement under 1989 Incentive and Nonqualified
                          Stock Option Plan, as amended and restated effective January 22,
                          1991. (Exhibit 10(d)(1), Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-5468).
        *10(d)(2)    --   Form of Director Stock Option Agreement under 1989 Incentive and
                          Nonqualified Stock Option Plan as amended and restated effective
                          January 22, 1991. (Exhibit 10(d)(2), Annual Report on Form 10-K for
                          the year ended December 31, 1991, File No. 0-5468).
        *10(e)       --   Form of Letter Agreement respecting treatment of options upon change in control. (Exhibit 19(f), Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1982. File No. 0-5468).
         10(f)(1)    --   Executive Employment Agreement by and between Pogo Producing Company and Stuart P. Burbach, dated February 1, 1996.
         10(f)(2)    --   Executive Employment Agreement by and between Pogo Producing Company and Jerry A. Cooper, dated February 1, 1996.
         10(f)(3)    --   Executive Employment Agreement by and between Pogo Producing Company and Kenneth R. Good, dated February 1, 1996.
         10(f)(4)    --   Executive Employment Agreement by and between Pogo Producing Company and R. Phillip Laney, dated February 1, 1996.
         10(f)(5)    --   Executive Employment Agreement by and between Pogo Producing Company and John O. McCoy, Jr., dated February 1, 1996.
         10(f)(6)    --   Executive Employment Agreement by and between Pogo Producing Company and Paul G. Van Wagenen, dated February 1, 1996.
         10(g)(1)    --   Excess Benefits Letter Agreement by and between Pogo Producing
                          Company and Kenneth R. Good, dated March 2, 1995.
         10(g)(2)    --   Excess Benefits Letter Agreement by and between Pogo Producing
                          Company and Paul G. Van Wagenen, dated March 2, 1995.
        *10(h)       --   Undertaking by Pogo Producing Company dated as of August 8, 1977.
                          (Exhibit 10(e), Annual Report on Form 10-K for the year ended
                          December 31, 1980, File No. 0-5468).
        *10(i)       --   Limited partnership agreement of Pogo Gulf Coast, Ltd. (Exhibit 19,
                          Quarterly Report on Form 10-Q for the quarter ended June 30, 1989,
                          File No. 0-5468).
         10(j)       --   Bareboat Charter Agreement by and between Tantawan Services, LLC and
                          Tantawan Production B.V., dated as of February 9, 1996.
         21          --   List of Subsidiaries of Pogo Producing Company.
         23(a)       --   Consent of Independent Public Accountants.
         23(b)       --   Consent of Independent Petroleum Engineers.

         24          --   Powers of Attorney from each Director of Pogo Producing Company whose signature is affixed to this Form 10-K for the year ended December
                          31, 1995.
         27          --   Financial Data Schedule.
         28          --   Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                          dated February 5, 1996 relating to oil and gas reserves of Pogo
                          Producing Company.

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

                                          POGO PRODUCING COMPANY
                                                (Registrant)

                                          By:    /s/  PAUL G. VAN WAGENEN
                                            ------------------------------------
                                                    Paul G. Van Wagenen
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 1996.

                SIGNATURES                                TITLE
------------------------------------------    ------------------------------
         /s/  PAUL G. VAN WAGENEN             Principal Executive
------------------------------------------    Officer and Director
           Paul G. Van Wagenen
     Chairman of the Board, President
       and Chief Executive Officer

          /s/  JOHN W. ELSENHANS              Principal Financial
------------------------------------------    Officer
            John W. Elsenhans
            Vice President and
                Treasurer

           /s/  THOMAS E. HART                Principal Accounting Officer
------------------------------------------
              Thomas E. Hart
            Vice President and
                Controller

             TOBIN ARMSTRONG*                 Director
------------------------------------------
             Tobin Armstrong

             JACK S. BLANTON*                 Director
------------------------------------------
             Jack S. Blanton

            W. M. BRUMLEY, JR.*               Director
------------------------------------------
            W. M. Brumley, Jr.

           JOHN B. CARTER, JR.*               Director
------------------------------------------
           John B. Carter, Jr.

            WILLIAM L. FISHER*                Director
------------------------------------------
            William L. Fisher

                SIGNATURES                                TITLE
------------------------------------------    -----------------------------
            WILLIAM E. GIPSON*                Director
------------------------------------------
            William E. Gipson

              GERRIT W. GONG*                 Director
------------------------------------------
              Gerrit W. Gong

              J. STUART HUNT*                 Director
------------------------------------------
              J. Stuart Hunt

        FREDERICK A. KLINGENSTEIN*            Director
------------------------------------------
        Frederick A. Klingenstein

            NICHOLAS R. PETRY*                Director
------------------------------------------
            Nicholas R. Petry

             JACK A. VICKERS*                 Director
------------------------------------------
             Jack A. Vickers

      *By:  /s/  THOMAS E. HART
------------------------------------------
              Thomas E. Hart
             Attorney-in-Fact

                                      EXHIBIT  INDEX

         10(f)(1)    --   Executive Employment Agreement by and between Pogo Producing Company and Stuart P. Burbach, dated February 1, 1996.
         10(f)(2)    --   Executive Employment Agreement by and between Pogo Producing Company and Jerry A. Cooper, dated February 1, 1996.
         10(f)(3)    --   Executive Employment Agreement by and between Pogo Producing Company and Kenneth R. Good, dated February 1, 1996.
         10(f)(4)    --   Executive Employment Agreement by and between Pogo Producing Company and R. Phillip Laney, dated February 1, 1996.
         10(f)(5)    --   Executive Employment Agreement by and between Pogo Producing Company and John O. McCoy, Jr., dated February 1, 1996.
         10(f)(6)    --   Executive Employment Agreement by and between Pogo Producing Company and Paul G. Van Wagenen, dated February 1, 1996.
         10(g)(1)    --   Excess Benefits Letter Agreement by and between Pogo Producing
                          Company and Kenneth R. Good, dated March 2, 1995.
         10(g)(2)    --   Excess Benefits Letter Agreement by and between Pogo Producing
                          Company and Paul G. Van Wagenen, dated March 2, 1995.
         10(j)       --   Bareboat Charter Agreement by and between Tantawan Services, LLC and
                          Tantawan Production B.V., dated as of February 9, 1996.
         21          --   List of Subsidiaries of Pogo Producing Company.
         23(a)       --   Consent of Independent Public Accountants.
         23(b)       --   Consent of Independent Petroleum Engineers.
         24          --   Powers of Attorney from each Director of Pogo Producing Company whose signature is affixed to this Form 10-K for the year ended December
                          31, 1995.
         27          --   Financial Data Schedule.
         28          --   Summary of Reserve Report of Ryder Scott Company Petroleum Engineers
                          dated February 5, 1996 relating to oil and gas reserves of Pogo
                          Producing Company.

