Form 10-Q
period 1996-03-31
POGO PRODUCING CO
filed 1996-05-03
CIK 230463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1996 OR

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



Registrant's number of common shares outstanding as of March 31, 1996: 33,127,745

                         Part I.  Financial Information

Item 1.  Financial Statements


                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended
                                                               March 31,
                                                       1996              1995
                                                  ---------------   ---------------
                                          (Expressed in thousands, except per share amounts)

Revenues:
     Oil and gas                                  $      48,217     $        41,710
     Gains (losses) on sales                               (165)                100
                                                  _____________     _______________
          Total                                          48,052              41,810
                                                  -------------     ---------------

Operating Costs and Expenses:
     Lease operating                                      8,875               8,487
     General and administrative                           5,421               4,341
     Exploration                                          3,910               1,375
     Dry hole and impairment                              2,550               1,428
     Depreciation, depletion and amortization            15,713              18,457
                                                  -------------     ---------------
          Total                                          36,469              34,088
                                                  -------------     ---------------

Operating Income                                         11,583               7,722

Interest:
     Charges                                             (3,012)             (2,791)
     Income                                                  15                  41
     Capitalized                                            826                 143
                                                  -------------     ---------------

Income Before Income Taxes                                9,412               5,115

Income Tax Expense                                       (3,147)             (1,684)
                                                  -------------     ---------------

Net Income                                        $       6,265     $         3,431
                                                  =============     ===============

Primary and Fully Diluted
     Earnings Per Common Share                    $        0.19     $          0.10
                                                  =============     ===============

Dividends Per Common Share                        $        0.03     $          0.03
                                                  =============     ===============

Weighted Average Number of
     Common Stock and Common
      Stock Equivalent Shares Outstanding                33,834              33,357


          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                   March 31,          December 31,
                                                                      1996                1995
                                                                 -------------         -------------
                                                                  (Unaudited)
                                                            (Expressed in thousands, except share amounts)
                  Assets
Current Assets:
   Cash and cash investments                                     $      12,369         $       4,481
   Accounts receivable                                                  24,000                21,820
   Other receivables                                                    20,130                30,504
   Inventories                                                           8,040                 6,438
   Other                                                                   266                   722
                                                                 -------------         -------------
      Total current assets                                              64,805                63,965
                                                                 -------------         _____________
Property and Equipment:

   Oil and gas, on the basis of successful efforts accounting
      Proved properties being amortized                                964,602               963,330
      Unproved properties and properties
         under development, not being amortized                         58,081                47,431
      Other, at cost                                                     7,424                 8,811
                                                                --------------         -------------
                                                                     1,030,107             1,019,572
   Less--accumulated depreciation, depletion and
      amortization, including $4,307 and $5,603,
      respectively, applicable to other property                       771,078               757,739
                                                                --------------         -------------
                                                                       259,029               261,833
                                                                --------------         -------------
Other                                                                   14,303                12,379
                                                                --------------         -------------

                                                                $      338,137         $     338,177
                                                                ==============         =============

                 Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                             $        9,606         $      10,007
   Other payables                                                       18,627                35,254
   Current portion of long-term debt                                     3,000                 3,000
   Accrued interest payable                                              1,313                 1,714
   Accrued payroll and related benefits                                  1,935                 1,239
   Federal income taxes payable                                          1,000                  -
   Other                                                                   145                   103
                                                                --------------         -------------
      Total current liabilities                                         35,626                51,317
Long-Term Debt                                                         171,249               163,249
Deferred Federal Income Tax                                             41,067                41,409
Deferred Credits                                                        10,668                10,494
                                                                --------------         -------------
      Total liabilities                                                258,610               266,469
                                                                --------------         -------------

Shareholders' Equity:
   Preferred stock, $1 par; 2,000,000 shares authorized                   -                     -
   Common stock, $1 par; 100,000,000 shares authorized,
      33,143,320 and 33,006,972 shares issued, respectively             33,143                33,007
   Additional capital                                                  135,288               132,881
   Retained earnings (deficit)                                         (88,580)              (93,856)
   Treasury stock, at cost                                                (324)                 (324)
                                                                --------------         -------------
      Total shareholders' equity                                        79,527                71,708
                                                                --------------         -------------

                                                                $      338,137         $     338,177
                                                                ==============         =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                    ------------------------------------
                                                                        1996                    1995
                                                                    -------------         --------------
                                                                          (Expressed in thousands)
Cash Flows from Operating Activities:
   Cash received from customers                                     $      46,037         $       49,981
   Operating, exploration, and general
      and administrative expenses paid                                    (18,607)               (14,959)
   Interest paid                                                           (3,413)                (3,174)
   Federal income taxes paid                                               (2,000)                  -
   Other                                                                     (358)                   427
                                                                    -------------         --------------
      Net cash provided by operating activities                            21,659                 32,275
                                                                    -------------         --------------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (22,753)               (30,618)
   Purchase of proved reserves                                               -                    (4,171)
   Proceeds from the sales of properties                                      100                    100
                                                                    -------------         --------------
      Net cash used in investing activities                               (22,653)               (34,689)
                                                                    -------------         --------------

Cash Flows from Financing Activities:
   Net borrowings under revolving credit agreement                          8,000                  7,000
   Net borrowings under uncommitted lines of credit with banks               -                     2,000
   Interest bearing loan to a joint venture partner                          -                    (4,171)

   Payment of cash dividend on common stock                                  (989)                  (984)
   Purchase of 8% debentures due 2005                                        -                      (410)
   Proceeds from exercise of stock options                                  1,871                     23
                                                                    -------------         --------------
      Net cash provided by financing activities                             8,882                  3,458
                                                                    -------------         --------------

Net Increase in Cash and Cash Investments                                   7,888                  1,044
Cash and Cash Investments at the Beginning of the Year                      4,481                  2,922
                                                                    -------------         --------------
Cash and Cash Investments at the End of the Period                  $      12,369         $        3,966
                                                                    =============         ==============

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:
   Net income                                                       $       6,265         $        3,431
      Adjustments to reconcile net income to
         net cash provided by operating activities -
         (Gains) losses from the sales of properties                          165                   (100)
         Depreciation, depletion and amortization                          15,713                 18,457
         Dry hole and impairment                                            2,550                  1,428
         Interest capitalized                                                (826)                  (143)
         Deferred federal income taxes                                        330                  1,827
         Change in operating assets and liabilities                        (2,538)                 7,375
                                                                    -------------         --------------
Net cash provided by operating activities                           $      21,659         $       32,275
                                                                    =============         ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Three Months Ended March 31,
                                                       --------------------------------------------------------------
                                                                 1996                              1995
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                              (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 and 43,333,333
       shares authorized, respectively
     Balance at beginning of year                      33,006,972    $     33,007       32,825,836      $      32,826
     Stock options exercised                              136,348             136            3,625                  4
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           33,143,320          33,143       32,829,461             32,830
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         132,881                             130,675
     Stock options exercised                                                2,407                                  34
                                                                     ------------                       -------------
     Balance at end of period                                             135,288                             130,709
                                                                     ------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (93,856)                            (99,140)
     Net income                                                             6,265                               3,431
     Dividends ($0.03 per common share)                                      (989)                               (984)
                                                                     ------------                       -------------
     Balance at end of period                                             (88,580)                            (96,693)
                                                                     ------------                       -------------

Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (324)
     Activity during period                                  -               -                -                  -
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (324)
                                                       ----------    ------------       ----------      -------------

Common stock outstanding,
     at the end of the period                          33,127,745                       32,813,886
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     79,527                       $      66,522
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


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at March 31, 1996 and December 31, 1995, consists of the following:

                                                                              March 31,           December 31,
                                                                                1996                  1995
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement debt
        LIBO Rate based loans, borrowings at March 31, 1996 and
          December 31, 1995 at average interest rates of 6.32%
          and 6.81%, respectively                                          $       37,000       $      27,000
        Prime rate based loan, borrowing at December 31, 1995
          at interest rate of 8.5%                                                  --                  2,000

      Uncommitted credit lines with banks, borrowings at March 31,
          1996 and December 31, 1995 at average interest rates of
          6.04% and 6.8%, respectively                                              9,000               9,000
                                                                           --------------       -------------
      Total senior debt                                                            46,000              38,000
                                                                           --------------       -------------
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004                               86,250              86,250
      8% Convertible subordinated debentures due 2005                              41,999              41,999
                                                                           --------------       -------------
      Total subordinated debt                                                     128,249             128,249
                                                                           --------------       -------------
Total debt                                                                        174,249             166,249
Amount due within one year consisting of the sinking fund
      requirement on the 8% Debentures                                             (3,000)             (3,000)
                                                                           --------------       -------------
Long-term debt                                                             $      171,249       $     163,249
                                                                           ==============       =============


                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 8% convertible subordinated debentures, due 2005 (the "8% Debentures") are common stock equivalents and were anti-dilutive in both periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 5 1/2% convertible subordinated notes, due 2004 (the "5 1/2% Notes") which were anti-dilutive in both periods presented. Earnings per share are based on the following:

                                                         Three Months Ended
                                                               March 31,
                                                  ---------------------------------
                                                       1996              1995
                                                  -------------     ---------------
                                                      (Expressed in thousands)
Earnings applicable to common stock:
  Primary                                         $       6,265     $         3,431
                                                  =============     ===============
  Fully diluted                                   $       6,265     $         3,431
                                                  =============     ===============
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                              33,834              33,357
                                                  =============     ===============
    Fully diluted                                        33,856              33,420
                                                  =============     ===============

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

          This discussion should be read in conjunction with Management's Discussion and Analysis of Financial
Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Results of Operations -

          The Company reported net income for the
first quarter of 1996 of $6,265,000 or $0.19 per share compared to net income for the first quarter of 1995 of $3,431,000 or $0.10 per share.
Earnings per common share are based on the weighted average number of of common and common equivalent shares outstanding for the first quarter of 1996 of 33,834,000, compared to 33,357,000 for the first quarter of 1995. The increase in the weighted average number of common and common equivalent shares outstanding for the first quarter of 1996, compared to the first quarter of 1995, resulted from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans. The increase in the number of shares used in the fully-diluted computation of earnings per share compared to the number of shares used in the primary computation of earnings per share resulted from the required different calculation of dilution from the assumed exercise of stock options in each calculation. The 8% Debentures and the 5 1/2% Notes were anti-dilutive in both periods.

          The Company's total revenues for the first quarter of 1996 were $48,052,000, an increase of approximately 15% from total revenues of $41,810,000 for the first quarter of 1995. The increase in the Company's total revenues for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from increases in the average prices that the Company received for its natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquids ("NGL")) production volumes, that was partially offset by decreases in the Company's natural gas and, to a much lesser extent, its liquid hydrocarbon production volumes.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the first quarter of 1996 and the first quarter of 1995:

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

                                             1st Qtr '96
                                             Compared to
                                             1st Qtr '95
                                             -----------
Increase (decrease) in oil and gas revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $  10,924
       Production . . . . . . . . . . . . . .    (7,107)
                                              ---------
                                                  3,817
                                              ---------

     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .     2,247
       Production . . . . . . . . . . . . . .       140
                                              ---------
                                                  2,387
                                              ---------

     NGL and other, net . . . . . . . . . . .       303
                                              ---------
     Increase in oil and gas revenues . . . . $   6,507
                                              =========

      The average price per thousand cubic feet ("Mcf") that the Company received for its natural gas production increased substantially during the first quarter of 1996, compared to the first quarter of 1995, averaging $2.41 per Mcf for the first quarter of 1996, compared to $1.58 per Mcf for the first quarter of 1995, an increase of approximately 53%. The Company's natural gas production during the first quarter of 1996 averaged 111.2 million cubic feet ("MMcf") per day, a decrease of approximately 23% from an average of 145.2 MMcf per day during the first quarter of 1995. The decrease in the Company's natural gas production during the first quarter of 1996, compared to the first quarter of 1995, was related in large measure to the anticipated decline from certain of the Company's properties, particularly the shallow reservoir horizontal wells located at the Eugene Island
Block 295 field in the Gulf of Mexico, that was not entirely offset by new production resulting from the Company's continued offshore drilling and workover program, particularly its recent successes on South Pass Block 78, which it operates. As of May 1, 1996, the Company was not a party to any natural gas futures contracts.

      Prices received by the Company for its crude oil and condensate production during the first quarter of 1996 averaged $19.61 per barrel, an increase of approximately 12% from the average price of $17.52 per barrel that the Company received for its crude oil and condensate production during the first quarter of 1995. The Company's crude oil and condensate production during the first quarter

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

of 1996 averaged 11,889 barrels per day, essentially equal to an average of 11,942 barrels per day during the first quarter of 1995. As of May 1, 1996, the Company was not a party to any crude oil swap agreements.

      Liquid products are often extracted from natural gas streams and sold seperately as NGL. In addition, the Company's oil and gas revenues for the first quarter of 1996 and the first quarter of 1995 also reflect adjustments for various miscellaneous items. The Company's NGL and other, net revenues for the first quarter of 1996 increased $303,000 from those reported in the first quarter of 1995. The increase in the Company's NGL revenues for the first quarter of 1996, compared to the first quarter of 1995, primarily resulted from increased prices that the Company received for its NGL production and various miscellaneous net income items that was not entirely offset by decreased NGL production volumes.

          The Company's average liquid hydrocarbons (including crude oil, condensate and NGL) production during the first quarter of 1996 was 13,874 barrels per day, a decrease of approximately 2% from an average liquid hydrocarbons production of 14,227 barrels per day during the first quarter of 1995. The decline in the Company's average liquid hydrocarbon production during the first quarter of 1996, compared to the first quarter of 1995, primarily resulted from the decline in the Company's NGL production, which more closely parallels the Company's natural gas production than it does its crude oil and condensate production.

         Lease operating expenses for the first quarter of 1996 were $8,875,000, an increase of approximately 5% from lease operating expenses of $8,487,000 for the first quarter of 1995.
The increase in lease operating expenses for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from increased costs to the Company (and the entire offshore oil industry) because of an increasing shortage of qualified offshore service contractors, which has permitted such contractors to increase the costs of their services significantly in the last year, together with increased severance taxes resulting from increased production from certain of the Company's properties that have higher severance tax obligations.

          General and administrative expenses for the first quarter of 1996 were $5,421,000, an increase of approximately 25% from general and administrative expenses of $4,341,000 for the first quarter of 1995. The increase in general and administrative expenses for the first quarter of 1996, compared to the first quarter of 1995, was related to, among other things, a non-recurring settlement made in connection with the termination of a contract, an increase in the Company's work force resulting from the Company's increased exploration and production related activities and normal salary and concomitant benefit expense adjustments, that were not entirely offset by decreases in various general

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

and administrative expense items,
principal among which was a decrease in the Company's insurance premiums.

          Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the first quarter of 1996 were $3,910,000, an increase of approximately 184% from exploration expenses of $1,375,000 for the first quarter of 1995. The increase in exploration expenses for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from increased geophysical activity by the Company, principally including the cost of conducting and processing certain proprietary 3-D seismic surveys on Company leases in South Louisiana and East Texas and, to a lesser extent, the acquisition of non-proprietary 3-D seismic data in the Gulf of Mexico, for which there were no comparable first quarter 1995 expenses.

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the first quarter of 1996 were $2,550,000, an increase of approximately 79% from dry hole and impairment expenses of $1,428,000 for the first quarter of 1995.

        The Company accounts for its oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Unproved properties are reviewed quarterly, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred.

        The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company's DD&A expense for the first quarter of
1996 was $15,713,000, a decrease of approximately 15% from DD&A expense of $18,457,000 for the first quarter of 1995. The decrease in the Company's DD&A expense for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from decreased production of oil and gas from the Company's properties and, to a lesser extent, a slight decrease in the Company's DD&A rate. The composite DD&A rate for all of the Company's producing fields for the first quarter of 1996 was $0.877 per equivalent Mcf ($5.26 per equivalent barrel), a decrease of approximately 1% from a composite DD&A rate of $0.882 per equivalent
Mcf ($5.29 per equivalent barrel) for the first quarter of 1995.

          The decrease in the composite DD&A rate for all of the Company's producing fields for the first quarter of 1996, compared with the first quarter of 1995, resulted primarily from an increased

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

percentage of the
Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate.
The Company produced 17,696,000 equivalent Mcf (2,949,000 equivalent barrels) during the first quarter of 1996, a decrease of approximately
15% from the 20,749,000 equivalent Mcf (3,458,000 equivalent barrels) produced by the Company during the first quarter of 1995.

          Interest charges for the first quarter of 1996 were $3,012,000, an increase of approximately 8% from interest charges of $2,791,000 for the first quarter of 1995. The increase in interest charges for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from an increase in the amount of debt outstanding, that was partially offset by a decrease in loan commitment fees (attributable, in part, to a voluntary decrease by the Company in the commitment amount under the Company's revolving loan facility and, in part, to a decreased fee structure on such facility that was negotiated in 1995), as well as lower average interest rate levels on the debt outstanding.
Capitalized interest expense for the first quarter of 1996 was $826,000, an increase of approximately 478% from capitalized interest expense of $143,000 for the first quarter of 1995. The increase in capitalized interest expense for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties, principally capital expenditures related to the Company's development of the Tantawan field in the Gulf of Thailand.

          As of April 1, 1996, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate paid by the Company on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

           Income tax expense for the first quarter of 1996 was $3,147,000, an increase of approximately 87% from income tax expense of $1,684,000 for the first quarter of 1995. The increase in income tax expense for the first quarter of 1996, compared to the first quarter of 1995, resulted primarily from increased pretax income.


Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1996 reflects net cash provided by operating activities of $21,659,000. In addition to net cash provided by operating activities, the Company received $1,871,000 from the exercise of stock options and $100,000 from the sale of certain non-strategic properties. The Company also had net borrowings of $8,000,000 under its revolving credit facility.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)



          During the first three months of 1996, the Company invested $22,753,000 of such cash flow in capital projects and paid $989,000 ($0.03 per share) in cash dividends to holders of the Company's common stock. Of the $22,753,000 invested in capital projects, $22,309,000 was applicable to 1995 capital projects and $444,000 was applicable to 1996 capital projects. As of March 31, 1996, the Company's cash and cash investments were $12,369,000 and its long-term debt stood at $171,249,000.

          The Company's capital and exploration budget for 1996, which does not include any amounts which may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $165,000,000. In addition to anticipated capital and exploration expenses, other material 1996 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, and interest expense, a $3,000,000 sinking fund payment on the 8% Debentures and payments of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on May 24, 1996, to stockholders of record as of May 10, 1996. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility and uncommitted money market credit lines will be sufficient to fund the Company's ongoing expenses, its 1996 capital and exploration budget and anticipated future dividend payments. The declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 None

           (B)   Reports on Form 8-K

                 A report on Form 8-K was filed on February 9, 1996 setting forth under Item 5 thereof, certain information regarding the time and location of the registrant's annual meeting of stockholders.

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



                                              Pogo Producing Company
                                                   (Registrant)

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller





                                              /s/ JOHN W. ELSENHANS
                                                  John W. Elsenhans
                                            Vice President and Treasurer









Date:  May 3, 1996