Form 10-Q
period 1996-06-30
POGO PRODUCING CO
filed 1996-08-01
CIK 230463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED     June 30, 1996

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



           Registrant's number of common shares outstanding as of June 30, 1996: 33,197,827

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                  ---------------------------------       -------------------------------
                                                       1996              1995                 1996              1995
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                  $      51,543     $        41,738       $    99,760      $       83,448
     Gains (losses) on sales                               --                  --                (165)                100
                                                  -------------     ---------------       -----------      --------------
          Total                                          51,543              41,738            99,595              83,548
                                                  -------------     ---------------       -----------      --------------
Operating Costs and Expenses:
     Lease operating                                      9,205               8,177            18,080              16,664
     General and administrative                           4,383               4,335             9,804               8,676
     Exploration                                          3,966               1,117             7,876               2,492
     Dry hole and impairment                              2,568                 943             5,118               2,371
     Depreciation, depletion and amortization            15,793              17,939            31,506              36,396
                                                  -------------     ---------------       -----------      --------------
          Total                                          35,915              32,511            72,384              66,599
                                                  -------------     ---------------       -----------      --------------

Operating Income                                         15,628               9,227            27,211              16,949

Interest:
     Charges                                             (3,172)             (2,735)           (6,184)             (5,526)
     Income                                                 124                  19               139                  60
     Capitalized                                          1,004                  93             1,830                 236
                                                  -------------     ---------------       -----------      --------------
Income Before Income Taxes                               13,584               6,604            22,996              11,719

Income Tax Expense                                       (4,647)             (2,251)           (7,794)             (3,935)
                                                  -------------     ---------------       -----------      --------------
Income Before Extraordinary Loss                          8,937               4,353            15,202               7,784

Extraordinary Loss on
     Early Extinguishment of Debt                          (821)               --                (821)               --
                                                  -------------     ---------------       -----------      --------------
Net Income                                        $       8,116     $         4,353       $    14,381      $        7,784
                                                  =============     ===============       ===========      ==============

Primary Earnings Per Share:
     Income before extraordinary loss             $        0.26     $          0.13       $      0.44      $         0.23
     Extraordinary loss                                   (0.02)               --               (0.02)                --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.24     $          0.13       $      0.42      $         0.23
                                                  =============     ===============       ===========      ==============
 Fully Diluted Earnings Per Share:
     Income before extraordinary loss             $        0.25     $          0.13       $      0.44      $         0.23
     Extraordinary loss                                   (0.02)               --               (0.02)                --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.23     $          0.13       $      0.42      $         0.23
                                                  =============     ===============       ===========      ==============

 Dividends Per Common Share                       $        0.03     $          0.03       $      0.06      $         0.06
                                                  =============     ===============       ===========      ==============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                            June 30,           December 31,
                                                                                              1996                  1995
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $       18,835       $       4,481
                     Accounts receivable                                                         26,857              21,820
                     Other receivables                                                           25,367              30,504
                     Inventories                                                                  8,074               6,438
                     Other                                                                        1,465                 722
                                                                                          -------------       -------------
                          Total current assets                                                   80,598              63,965
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                     977,207             963,330
                          Unproved properties and properties
                               under development, not being amortized                            77,595              47,431
                     Other, at cost                                                               7,605               8,811
                                                                                         --------------       -------------
                                                                                              1,062,407           1,019,572
                     Less--accumulated depreciation, depletion and
                          amortization, including $4,503 and $5,603,
                          respectively, applicable to other property                            787,674             757,739
                                                                                         --------------       -------------
                                                                                                274,733             261,833
                                                                                         --------------       -------------
                Other                                                                            17,273              12,379
                                                                                         --------------       -------------
                                                                                         $      372,604       $     338,177
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable                                                    $        9,221       $      10,007
                     Other payables                                                              15,623              35,254
                     Current portion of long-term debt                                             --                 3,000
                     Accrued interest payable                                                     1,713               1,714
                     Accrued payroll and related benefits                                         2,723               1,239
                     Other                                                                          119                 103
                                                                                         --------------       -------------
                         Total current liabilities                                               29,399              51,317
                                                                                         --------------       -------------


                Long-Term Debt                                                                  202,550             163,249
                Deferred Federal Income Tax                                                      41,942              41,409
                Deferred Credits                                                                 10,831              10,494
                                                                                         --------------       -------------
                          Total liabilities                                                     284,722             266,469
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 100,000,000 shares
                          authorized, 33,213,402 and
                          33,006,972 shares issued, respectively                                 33,214              33,007
                     Additional capital                                                         136,428             132,881
                     Retained earnings (deficit)                                                (81,459)            (93,856)
                     Currency translation adjustment                                                 23                --
                     Treasury stock, at cost                                                       (324)               (324)
                                                                                         --------------       -------------
                          Total shareholders' equity                                             87,882              71,708
                                                                                         --------------       -------------
                                                                                         $      372,604       $     338,177
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                         -----------------------------------
                                                                                              1996                 1995
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash Flows from Operating Activities:
                     Cash received from customers                                        $       94,723       $       91,691
                     Operating, exploration, and general
                          and administrative expenses paid                                      (36,546)             (28,096)
                     Interest paid                                                               (6,185)              (5,479)
                     Federal income taxes paid                                                   (6,000)                 --
                     Other                                                                       (1,632)              (1,055)
                                                                                         --------------       --------------
                          Net cash provided by operating activities                              44,360               57,061
                                                                                         --------------       --------------

                Cash Flows from Investing Activities:
                     Capital expenditures                                                       (64,089)             (50,625)
                     Purchase of proved reserves                                                   --                (11,921)
                     Proceeds from the sales of properties                                          100                  100
                                                                                         --------------       --------------
                          Net cash used in investing activities                                 (63,989)             (62,446)
                                                                                         --------------       --------------

                Cash flows from Financing Activities:
                     Proceeds from issuance of new debt                                         115,000                 --
                     Net borrowings (payments) under revolving credit agreement                 (29,000)               8,000
                     Net borrowings (payments) under uncommitted lines
                       of credit with banks                                                      (9,000)               1,000
                     Payments of cash dividends on common stock                                  (1,984)              (1,969)
                     Purchase of 8% debentures due 2005                                         (40,699)                (450)
                     Payment of debt issue expenses                                              (2,875)                --
                     Proceeds from exercise of stock options                                      2,518                  845
                                                                                         --------------       --------------
                          Net cash provide by financing activities                               33,960                7,426
                                                                                         --------------       --------------
                Effect of Exchange Rate Changes                                                      23                 __
                                                                                         --------------       --------------

                Net Increase in Cash and Cash Investments                                        14,354                2,041
                Cash and Cash Investments at the Beginning of the Year                            4,481                2,922
                                                                                         --------------       --------------
                Cash and Cash Investments at the End of the Period                       $       18,835       $        4,963
                                                                                         ==============       ==============

                Reconciliation of Net Income to Net
                     Cash Provided by Operating Activities:
                     Net income                                                          $       14,381       $        7,784
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Extraordinary loss on early extinguishment
                                 of debt (net of tax)                                               821                 --
                               (Gains) losses from the sales of properties                          165                (100)
                               Depreciation, depletion and amortization                          31,506               36,396
                               Dry hole and impairment                                            5,118                2,371
                               Interest capitalized                                              (1,830)                (236)
                               Deferred federal income taxes                                      2,212                4,245
                               Change in operating assets and liabilities                        (8,013)               6,601
                                                                                         --------------       --------------
                Net Cash Provided by Operating Activities                                $       44,360       $       57,061
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Six Months Ended June 30,
                                                       --------------------------------------------------------------
                                                                 1996                              1995
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,006,972    $     33,007       32,825,836      $      32,826
     Stock options exercised                              206,430             207           91,458                 91
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           33,213,402          33,214       32,917,294             32,917
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         132,881                             130,675
     Stock options exercised                                                3,547                               1,229
                                                                   --------------                       -------------
     Balance at end of period                                             136,428                             131,904
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (93,856)                            (99,140)
     Net income                                                            14,381                               7,784
     Dividends ($0.06 per common share)                                    (1,984)                             (1,969)
                                                                     ------------                       -------------
     Balance at end of period                                             (81,459)                            (93,325)
                                                                     ------------                       -------------
Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (324)
     Activity during period                                  --              --               --                 --
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (324)
                                                       ----------    ------------       ----------      -------------

Cumulative Foreign
     Currency Translation                                                      23                                --
                                                                     ------------                       -------------

Common Stock Outstanding,
     at the End of the Period                          33,197,827                       32,901,719
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     87,882                       $      71,172
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


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at June 30, 1996 and December 31, 1995, consists of the following:

                                                                              June 30,           December 31,
                                                                                1996                  1995
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loan, borrowing at
          an interest rate of 6.81%                                        $         --         $      27,000
        Prime rate based loan, borrowing at
          an interest rate of 8.5%                                                   --                 2,000
      Uncommitted credit lines with banks, borrowings at
          average interest rates of 6.8%                                             --                 9,000
                                                                           --------------       -------------
      Total senior debt                                                              --                38,000
                                                                           --------------       -------------
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004                               86,250              86,250
      5 1/2% Convertible subordinated notes due 2006                              115,000                --
      8% Convertible subordinated debentures due 2005                               1,300              41,999
                                                                           --------------       -------------
      Total subordinated debt                                                     202,550             128,249
                                                                           --------------       -------------
Total debt                                                                        202,550             166,249
Amount due within one year consisting of the sinking fund
      requirement on the 2005 Debentures                                             --                (3,000)
                                                                           --------------       -------------
Long-term debt                                                             $      202,550       $     163,249
                                                                           ==============       =============


          On June 18, 1996, the Company issued $115,000,000 of 5 1/2%
Convertible Subordinated Notes due 2006 (the "2006 Notes"). The 2006 Notes are convertible into common stock of the Company at a price of $42.185 per share. The proceeds from the issuance of the 2006 Notes were used to retire all but $1,300,000 of the remaining balance of the Company's 8% Convertible Subordinated Debentures due 2005 (the "2005 Debentures"), to repay the amount outstanding under the Company's bank revolving credit agreement and uncommitted lines of credit with banks, and to purchase short-term cash investments. Holders of $1,300,000 of the 2005 Debentures elected to convert (in July 1996) their holdings into common stock of the Company at $39.50 per share. Refer to Note
3 of the Notes to Consolidated Financial
Statements included in the Company's latest annual report for a further discussion of the bank revolving credit agreement and the 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes").

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(3)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 2005 Debentures (all but $1,300,000 of which were retired on June 28, 1996) are common stock equivalents and were ant-dilutive in all periods. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 2004 Notes, which were dilutive in the 1996 periods, but anti-dilutive in the 1995 periods, and the 2006 Notes (issued on June 18, 1996) which were anti-dilutive in the 1996 periods they were outstanding. Earnings per share are based on the following:

                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                  ---------------------------------       -------------------------------
                                                       1996              1995                 1996              1995
                                                  -------------     ---------------       -----------      --------------
                                                                         (Expressed in thousands)
Earnings applicable to common stock:
  Primary --
    Income before extraordinary loss              $       8,937     $         4,353       $    15,202      $        7,784
    Extraordinary loss                                     (821)                --               (821)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       8,116      $        4,353       $    14,381      $        7,784
                                                  =============     ===============       ===========      ==============
  Fully diluted --
    Income before extraordinary loss              $       9,708     $         4,353       $    16,744      $        7,784
    Extraordinary loss                                     (821)               --                (821)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       8,887)     $        4,353       $    15,923      $        7,784
                                                  =============     ===============       ===========      ==============
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                              33,976              33,495            33,905              33,426
    Fully diluted                                        37,899              37,496            37,821              33,458


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


Results of Operations -

          The Company reported net income for the
second quarter of 1996 of $8,116,000 or $0.24 per share
($0.23 on a fully diluted basis) compared to net income for the second quarter of 1995 of $4,353,000 or $0.13 per share (on both a primary and a fully diluted basis). For the first six months of 1996, the Company reported net income of $14,381,000 or $0.42 per share (on both a primary and fully diluted basis) compared to net income for the first six months of 1995 of $7,784,000 or $0.23 per share (on both a primary and a fully diluted basis). The Company recorded an extraordinary loss during the second quarter of 1996 of $821,000, or $0.02 per share related to early retirement of the Company's 2005 Debentures with the proceeds from the Company's issuance of its 2006 Notes on June 18, 1996. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the second quarter and first six months of 1996 of 33,976,000 and 33,905,000, respectively, compared to 33,495,000 and 33,426,000, respectively, for the second quarter and first six months of 1995. The increases in the weighted average number of common and common equivalent shares outstanding for the 1996 periods, compared to the 1995 periods, resulted primarily from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per share computations on a fully diluted basis in the 1996 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of the Company's 2004 Notes (the only convertible securities of the Company that were dilutive during any of the periods presented) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the second quarter and first six months of 1996 were 37,899,000 and 37,821,000, respectively, compared to 33,496,000 and 33,458,000, respectively, for the second quarter and first six months of 1995. Earnings applicable to common stock, assuming full dilution, for the second quarter and first six months of 1996 were $8,887,000 and $15,923,000, respectively, compared to $4,353,000 and $7,784,000, respectively, for the second quarter and first six months of 1995.

          The Company's total revenues for the second quarter of 1996 were $51,543,000, an increase of approximately 23% compared to total revenues of $41,738,000 for the second quarter of 1995. The

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


Company's total revenues for the first six months of 1996 were $99,595,000, an increase of approximately 19% compared to total revenues of $83,548,000 for the first six months of 1995. The increase in the Company's total revenues for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from increases in the prices that the Company received for its natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) production volumes and, to a lesser extent, the increase in the Company's crude oil and condensate production volumes, that were only partially offset by decreases in the Company's natural gas and NGL production volumes. In addition, the total revenues for the first six months of 1996, compared to the first six months of 1995, were adversely affected by a $165,000 loss on the sale of a non-strategic property in the first quarter of 1996, together with a $100,000 gain on the sale of another non-strategic property in the first quarter of 1995.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the second quarter and first six months of 1996 and the same periods in the preceding year.

                                             2nd Qtr '96    6 mos. '96
                                             Compared to    Compared to
                                             2nd Qtr '95    6 mos. '95
                                             -----------    ----------
Increase (decrease) in total revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $   7,673     $  18,547
       Production . . . . . . . . . . . . . .    (3,925)      (10,982)
                                              ---------     ---------
                                                  3,748        7,565
                                              ---------     ---------
     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .     4,515         6,807
       Production . . . . . . . . . . . . . .       861           956
                                              ---------     ---------
                                                  5,376         7,763
                                              ---------     ---------
     NGL and other, net . . . . . . . . . . .       681           984
                                              ---------     ---------
     Increase in oil and gas revenues . . . . $   9,805     $  16,312
                                              =========     =========

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


          Prices per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the second quarter of 1996 averaged $2.31 per Mcf, an increase of approximately 41% from an average price of $1.64 per Mcf that the Company received during the second quarter of 1995. Prices that the Company received for its natural gas production during the first six months of 1996 averaged $2.36 per Mcf, an increase of approximately 47% from an average price of $1.61 per Mcf that the Company received during the first six months of 1995.

        The Company's natural gas production during the second quarter of 1996 averaged 106.6 million cubic feet ("MMcf") per day, a decrease of approximately 15% from an average of 125.3 MMcf per day that the Company produced during the second quarter of 1995. The Company's natural gas production during the first six months of 1996 averaged 108.9 MMcf per day, a decrease of approximately 19% from an average of 135.2 MMcf per day that the Company produced during the first six months of 1995.
The decrease in the Company's natural gas production during the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, was related in large measure to the lower levels of offshore Gulf of Mexico development drilling in 1995 (only four wells) resulting from unusually low natural gas prices in 1995, and from the anticipated decline from certain of the Company's properties, particularly the shallow reservoir horizontal wells located at Eugene Island Block 295 and Ship Shoal Block 240 fields, that was not entirely offset by new and increased production resulting from the Company's continued offshore drilling and workover program. High 1996 levels of development drilling activity are expected to result in higher average daily natural gas production in late 1996 and in 1997. As of August 1, 1996, the Company was not a party to any future natural gas sales contracts.

      Prices received by the Company for its crude oil and condensate production during the second quarter of 1996 averaged $22.58 per barrel, an increase of approximately 22% from the average price of $18.51 per barrel that the Company received during the second quarter of 1995. Prices that the Company received for its crude oil and condensate production during the first six months of 1996 averaged $21.14 per barrel, an increase of approximately 17% from an average price of $18.02 per barrel that the Company received during the first six months of 1995.

          The Company's crude oil and condensate production during the second quarter of 1996 averaged 12,605 barrels per day, an increase of approximately 3% from an average of 12,186 barrels per day during the second quarter of 1995. The Company's crude oil and condensate production during the first six months of 1996 averaged 12,247 barrels per day, an increase of approximately 2% from an average of 12,065 barrels per day during the first six months of 1995.
The increase in the Company's crude oil and condensate production during the second quarter and first six months of

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


1996, compared to the second quarter and first six months of 1995, resulted primarily from the success of the Company's ongoing development drilling and workover programs in the offshore Gulf of Mexico and in Lea and Eddy Counties of southeastern New Mexico. As of August 1, 1996, the Company was not a party to any crude oil swap agreements.

          The prices that the Company typically receives for its NGL production is related to the prices that the Company receives for its crude oil production. However, because NGL is extracted from natural gas, the Company's NGL production volumes usually parallel the Company's natural gas production volumes. The Company's oil and gas revenues, and total liquid hydrocarbon production volumes reflect the production and sale of NGL by the Company. In addition, the Company's oil and gas revenues for the second quarter and first six months of 1996 and 1995 also reflect adjustments for various miscellaneous items of a non-recurring nature.
The Company's NGL and "other" net revenues for the second quarter and first six months of 1996 increased $681,000 and $984,000, from the second quarter and first six months of 1995, respectively.
The increase in the Company's NGL and "other" net revenues for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, was primarily related to an increase in the average price that the Company received for its NGL production, together with an increase in various miscellaneous net income items, including increased revenues resulting from leasing a portion of its interest in a pipeline located in the Gulf of Mexico, that was partially offset by decreased NGL production.

          The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during the second quarter of 1996 was 15,077 barrels per day, an increase of approximately 2% from an average liquid hydrocarbon production of 14,825 barrels per day during the second quarter of 1995.
The Company's average liquid hydrocarbon production during the first six months of 1996 was 14,475 barrels per day, a slight decrease from an average liquid hydrocarbon production of 14,528 barrels per day during the first six months of 1995.

         Lease operating expenses for the second quarter of 1996 were $9,205,000, an increase of approximately 13% from lease operating expenses of $8,177,000 for the second quarter of 1995.
Lease operating expenses for the first six months of 1996 were $18,080,000, an increase of approximately 8% from lease operating expenses of $16,664,000 for the first six months of 1995.
The increases in lease operating expenses for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from increased operating activity by the Company and its industry partners; and, further, by increased costs to the Company (and the entire offshore oil industry) because of an increasing shortage of qualified offshore

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


service contractors, which has permitted such contractors to increase the costs of their services significantly in the last year, together with increased severance taxes resulting from increased production from certain of the Company's properties that have higher severance tax obligations.

          General and administrative expenses for the second quarter of 1996 were $4,383,000, an increase of approximately 1% from general and administrative expenses of $4,335,000 for the second quarter of 1995. The increase in general and administrative expenses for the second quarter of 1996, compared with the second quarter of 1995, was related to, among other things, an increase in the size of the Company's work force resulting from the Company's increased exploration and production related activities, increased expenses related to changes in the actuarial assumptions for the Company's salary continuation plan and increased expenses related to the establishment of a Company office in Bangkok, Thailand, that were almost entirely offset in the quarter by decreases in miscellaneous general and administrative expense items. General and administrative expenses for the first six months of 1996 were $9,804,000, an increase of approximately 13% from general and administrative expenses of $8,678,000 for the first six months of 1995. The increase in general and administrative expenses for the first six months of 1996, compared to the first six months of 1995, was related to, among other things, a non-recurring settlement made in connection with the termination of an employment contract, an increase in the size of the Company's work force resulting from increased exploration and production related activities, increased expenses related to the changes in the actuarial assumptions for the Company's salary continuation plan and the establishment of a Company office in Bangkok, Thailand, that were not entirely offset by decreases in various general and administrative items, primary among which was a decrease in insurance premiums.

          Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred.
Exploration expenses for the second quarter of 1996 were $3,966,000, an increase of approximately 255% from exploration expenses of $1,117,000 for the second quarter of 1995. Exploration expenses for the first six months of 1996 were $7,876,000, an increase of approximately 216% from exploration expenses of $2,492,000 for the first six months of 1995.
The increase in exploration expenses for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from increased geophysical activity by the Company, including principally the costs of conducting and processing certain proprietary 3-D seismic surveys on Company leases in West Texas, South Louisiana and East Texas, and to a lesser extent, the cost of participation in, and acquisition of, certain non-proprietary 3-D seismic surveys in the onshore and offshore Gulf of Mexico region.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


        Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the second quarter of 1996 were $2,568,000, an increase of approximately 172% from dry hole and impairment expenses of $943,000 for the second quarter of 1995. The Company's dry hole and impairment expenses for the first six months of 1996 were $5,118,000, an increase of approximately 116% from dry hole and impairment expenses of $2,371,000 for the first six months of 1995.

        The Company accounts for its oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Unproved properties are reviewed quarterly, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred.

        The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company's DD&A expense for the second quarter of 1996 was $15,793,000, a decrease of approximately 12% from DD&A expense of $17,939,000 for the second quarter of 1995. The Company's
DD&A expense for the first six months of 1996 was $31,506,000, a decrease of approximately 13% from DD&A expense of $36,396,000 for the first six months of 1995. The decreases in DD&A expense for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from decreased production of oil and gas from the Company's properties and, to a lesser extent, a decrease in the Company's composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for the second quarter of 1996 was $0.87 per equivalent Mcf ($5.22 per equivalent barrel), a decrease of approximately 4% from a composite DD&A rate of $0.91 per equivalent
Mcf ($5.47 per equivalent barrel) for the second quarter of 1995.

        The composite DD&A rate for all of the Company's producing fields for the first six months of 1996 was $0.87 per equivalent Mcf ($5.24 per equivalent barrel), a decrease of approximately 3% from a composite DD&A rate of $0.90 per equivalent Mcf ($5.38 per equivalent barrel) for the first six months of 1995. The decrease in the composite DD&A rate for all of the Company's producing fields for the second quarter and the first six months of 1996, compared to the second quarter and

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


first six months of 1995,
resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate. The Company produced 17,932,000 equivalent Mcf (2,989,000 equivalent barrels) during the second quarter of 1996, a decrease of approximately
8% from the 19,496,000 equivalent Mcf (3,249,000 equivalent barrels) produced by the Company during the second quarter of 1995.
The Company produced 35,628,000 equivalent Mcf (5,938,000 equivalent barrels) during the first six months of 1996, a decrease of approximately 11% from the 40,245,000 equivalent Mcf (6,708,000 equivalent barrels) produced by the Company during the first six months of 1995.

        The Company incurred interest charges for the second quarter of 1996 of $3,172,000, an increase of approximately 16% from interest charges of $2,735,000 for the second quarter of 1995. The increase in interest charges for the second quarter of 1996, compared to the second quarter of 1995, resulted primarily from an increase in the average amount of the Company's outsanding debt and, to a lesser extent, the interest rate levels on such debt, which was only partially offset by a decrease in commitment fees (attributable, in part, to a voluntary decrease by the Company in its commitment amount available under the Company's revolving loan facility and, in part, to a decreased fee structure on such facility that was negotiated in 1995). Interest charges incurred by the Company for the first six months of 1996 were $6,184,000, an increase of approximately 12% from interest charges of $5,526,000 for the first six months of 1995. The increase in interest charges for the first six months of 1996, compared to the first six months of 1995, resulted primarily from an increase in the amount of the Company's outstanding debt, that was only partially offset by a slight decrease in the average interest rate level on such debt and a decrease in the commitment fees paid by the Company on its revolving loan facility (for the reasons previously discussed). Interest income for the second quarter of 1996 was $124,000, an increase of approximately 553% from interest income of $19,000 for the second quarter of 1995. Interest income for the first six months of 1996 was $139,000, an increase of approximately 132% from interest income of $60,000 for the first six months of 1995. The increase in interest income for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from an increase in the Company's cash invesments related to the placement of the Company's 2006 Notes in June, 1996. Capitalized interest expense for the second quarter of 1996 was $1,004,000, an increase of approximately 980% from capitalized interest expense of $93,000 for the first quarter of 1995. Capitalized interest expense for the first six months of 1996 was $1,830,000, an increase of approximately 675% from capitalized interest expense of $236,000 for the first six months of 1995.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


The increase in capitalized interest expense for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties, principally capital expenditures related to the Company's development of the Tantawan field in the Gulf of Thailand.

          As of August 1, 1996, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate that the Company would pay on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

          Income tax expense for the second quarter of 1996 was $4,647,000, an increase of approximately 106% from income tax expense of $2,251,000 for the second quarter of 1995. Income tax expense for the first six months of 1996 was $7,794,000, an increase of approximately 98% from income tax expense of $3,935,000 for the first six months of 1995. The increase in income tax expense for the second quarter and first six months of 1996, compared to the second quarter and first six months of 1995, resulted primarily from increased pre-tax income.

Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1996, reflects net cash provided by operating activities of $44,360,000. In addition to net cash provided by operating activities, the Company received net proceeds of $112,125,000 from the issuance of the 2006 Notes on June 18, 1996, $2,518,000 from the exercise of stock options and $100,000 from the sale of certain non-strategic properties.

        During the first six months of 1996, the Company invested $64,089,000 of such cash flow in capital projects, redeemed $40,699,000 of its 2005 Debentures, repaid $38,000,000 under its revolving credit facility and uncommitted bank credit lines and paid $1,984,000 ($0.03 per share for each of the first two quarters of 1996) in cash dividends to holders of the Company's common stock. Of the $64,089,000 invested in capital projects, $35,254,000 was applicable to 1995 capital projects and $28,835,000 was applicable to 1996 capital projects. As of June 30, 1996, the Company's cash and cash investments were $18,835,000 and its long-term debt stood at $202,550,000.

          The Company's capital and exploration budget for 1996, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, previously announced to be $165,000,000, has been increased by

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


the Company's Board of Directors to $180,000,000. In addition to anticipated capital and exploration expenses, other material 1996 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, interest expense and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on August 23, 1996 to stockholders of record as of August 9, 1996.
The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its revolving credit facility and uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1996 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1996 and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

        On June 18, 1996, the Company issued $115,000,000 principal amount of its 2006 Notes. The 2006 Notes bear interest at a rate of 5 1/2%, payable semi-annually in arrears on June 15 and December 15 of each year, and are convertible into Common Stock at $42.185 per share, subject to adjustment upon the occurrence of certain events. The 2006 Notes will be redeemable, at the option of the Company, in whole or in part, at any time on or after June 15, 1999, at a redemption price of 103.85% of their principal amount and decreasing percentages thereafter. No sinking fund payments are required on the 2006 Notes. The 2006 Notes are redeemable at the option of the holder, upon the occurence of a repurchase event (a change of control as defined in the indenture governing the 2006 Notes), at 100% of their principal amount.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 4.    Submission of Matters to a Vote of Security-Holders

           The registrant held it annual meeting of stockholders in Houston, Texas on April 23, 1996. The following sets forth the items that were put to a vote of the stockholders and the results thereof concerning:

           (A) the election of four directors, each for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees as listed in the proxy statement and all such nominees were elected;

           (B) the approval of the Company's 1995 Long-Term Incentive Plan (the "Plan"), with 17,110,067 shares of stock cast for approval of the Plan, 9,326,566 shares cast against approval of the Plan either as negative votes or as broker non-votes, and 372,428 abstentions; and

           (C) the appointment of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the registrant for the year 1996, with 30,395,829 shares of stock cast for the appointment, 33,691 against the appointment, and 31,253 abstentions and broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 4(f)    --Indenture dated as of June 15, 1996, to Fleet
                           National Bank, as Trustee.

                10(k)    --Gas Sales Agreement dated Novemer 7, 1995, among
                           The Petroleum Authority of Thailand, Thaipo,
                           Limited, Thai Romo Ltd. and
                           The Sophonpanich Co., Ltd.

           (B)   Reports on Form 8-K

                           A report of Form 8-K was filed on June 12, 1996, setting forth under Item 5 thereof, certain information regarding the issuance of new securities by the registrant and the redemption of certian other outstanding securities of the registrant.

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









Date:  August 1, 1996