Form 10-Q
period 1996-09-30
POGO PRODUCING CO
filed 1996-11-08
CIK 230463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED     September 30, 1996

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



           Registrant's number of common shares outstanding as of September 30, 1996: 33,260,328

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                  ---------------------------------       -------------------------------
                                                       1996              1995                 1996              1995
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                  $      48,233     $        36,967       $   147,993      $      120,415
     Gains (losses) on sales                               --                  --                (165)                100
                                                  -------------     ---------------       -----------      --------------
          Total                                          48,233              36,967           147,828             120,515
                                                  -------------     ---------------       -----------      --------------
Operating Costs and Expenses:
     Lease operating                                      9,676               9,891            27,756              26,555
     General and administrative                           3,930               4,050            13,734              12,726
     Exploration                                          4,257               1,737            12,133               4,229
     Dry hole and impairment                              2,043               2,112             7,161               4,483
     Depreciation, depletion and amortization            15,412              16,378            46,918              52,774
                                                  -------------     ---------------       -----------      --------------
          Total                                          35,318              34,168           107,702             100,767
                                                  -------------     ---------------       -----------      --------------

Operating Income                                         12,915               2,799            40,126              19,748

Interest:
     Charges                                             (3,307)             (2,742)           (9,491)             (8,268)
     Income                                                  60                --                 199                  60
     Capitalized                                          1,069                 709             2,899                 945
                                                  -------------     ---------------       -----------      --------------
Income Before Income Taxes                               10,737                 766            33,733              12,485

Income Tax Expense                                       (3,766)                (44)          (11,560)             (3,979)
                                                  -------------     ---------------       -----------      --------------
Income Before Extraordinary Loss                          6,971                 722            22,173               8,506

Extraordinary Loss on
     Early Extinguishment of Debt (net of taxes)           --                  --                (821)               --
                                                  -------------     ---------------       -----------      --------------
Net Income                                        $       6,971     $           722       $    21,352      $        8,506
                                                  =============     ===============       ===========      ==============

Primary Earnings Per Share:
     Income before extraordinary loss             $        0.21     $          0.02       $      0.65      $         0.25
     Extraordinary loss                                    --                  --               (0.02)                --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.21     $          0.02       $      0.63      $         0.25
                                                  =============     ===============       ===========      ==============
 Fully Diluted Earnings Per Share:
     Income before extraordinary loss             $        0.20     $          0.02       $      0.65      $         0.25
     Extraordinary loss                                    --                  --               (0.02)                --
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.20     $          0.02       $      0.63      $         0.25
                                                  =============     ===============       ===========      ==============

 Dividends Per Common Share                       $        0.03     $          0.03       $      0.09      $         0.09
                                                  =============     ===============       ===========      ==============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                          September 30,        December 31,
                                                                                              1996                 1995
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $        5,512       $       4,481
                     Accounts receivable                                                         21,024              21,820
                     Other receivables                                                           25,374              30,504
                     Inventories                                                                  9,007               6,438
                     Other                                                                        1,069                 722
                                                                                          -------------       -------------
                          Total current assets                                                   61,986              63,965
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                   1,011,727             963,330
                          Unproved properties and properties
                               under development, not being amortized                            90,684              47,431
                     Other, at cost                                                               8,342               8,811
                                                                                         --------------       -------------
                                                                                              1,110,753           1,019,572
                     Less--accumulated depreciation, depletion and
                          amortization, including $4,600 and $5,603,
                          respectively, applicable to other property                            803,154             757,739
                                                                                         --------------       -------------
                                                                                                307,599             261,833
                                                                                         --------------       -------------
                Other                                                                            18,472              12,379
                                                                                         --------------       -------------
                                                                                         $      388,057       $     338,177
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable                                                    $        7,236       $      10,007
                     Other payables                                                              23,509              35,254
                     Current portion of long-term debt                                             --                 3,000
                     Accrued interest payable                                                     2,166               1,714
                     Accrued payroll and related benefits                                         2,704               1,239
                     Other                                                                           97                 103
                                                                                         --------------       -------------
                         Total current liabilities                                               35,712              51,317
                                                                                         --------------       -------------


                Long-Term Debt                                                                  206,230             163,249
                Deferred Federal Income Tax                                                      39,295              41,409
                Deferred Credits                                                                 10,996              10,494
                                                                                         --------------       -------------
                          Total liabilities                                                     292,233             266,469
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 100,000,000 shares
                          authorized, 33,275,903 and
                          33,006,972 shares issued, respectively                                 33,276              33,007
                     Additional capital                                                         138,322             132,881
                     Retained earnings (deficit)                                                (75,485)            (93,856)
                     Currency translation adjustment                                                 35                --
                     Treasury stock, at cost                                                       (324)               (324)
                                                                                         --------------       -------------
                          Total shareholders' equity                                             95,824              71,708
                                                                                         --------------       -------------
                                                                                         $      388,057       $     338,177
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         -----------------------------------
                                                                                              1996                 1995
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash Flows from Operating Activities:
                     Cash received from customers                                        $      148,789       $      127,704
                     Operating, exploration, and general
                          and administrative expenses paid                                      (56,394)             (42,871)
                     Interest paid                                                               (9,039)              (8,516)
                     Federal income taxes paid                                                  (12,500)                --
                     Other                                                                       (1,790)                (883)
                                                                                         --------------       --------------
                          Net cash provided by operating activities                              69,066               75,434
                                                                                         --------------       --------------

                Cash Flows from Investing Activities:
                     Capital expenditures                                                      (106,395)             (72,325)
                     Purchase of proved reserves                                                   --                (11,921)
                     Proceeds from the sales of properties                                          100                  100
                                                                                         --------------       --------------
                          Net cash used in investing activities                                (106,295)             (84,146)
                                                                                         --------------       --------------

                Cash flows from Financing Activities:
                     Proceeds from issuance of new debt                                         115,000                 --
                     Net borrowings (payments) under revolving credit agreement                 (29,000)              13,000
                     Net borrowings (payments) under uncommitted lines
                       of credit with banks                                                      (4,000)               2,000
                     Payments of cash dividends on common stock                                  (2,981)              (2,956)
                     Purchase of 8% debentures due 2005                                         (40,699)                (450)
                     Payment of debt issue expenses                                              (3,060)                --
                     Proceeds from exercise of stock options                                      2,965                1,628
                                                                                         --------------       --------------
                          Net cash provide by financing activities                               38,225               13,222
                                                                                         --------------       --------------
                Effect of Exchange Rate Changes                                                      35                 __
                                                                                         --------------       --------------

                Net Increase in Cash and Cash Investments                                         1,031                4,510
                Cash and Cash Investments at the Beginning of the Year                            4,481                2,922
                                                                                         --------------       --------------
                Cash and Cash Investments at the End of the Period                       $        5,512       $        7,432
                                                                                         ==============       ==============

                Reconciliation of Net Income to Net
                     Cash Provided by Operating Activities:
                     Net income                                                          $       21,352       $        8,506
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Extraordinary loss on early extinguishment
                                 of debt (net of tax)                                               821                 --
                               (Gains) losses from the sales of properties                          165                 (100)
                               Depreciation, depletion and amortization                          46,918               52,774
                               Dry hole and impairment                                            7,161                4,483
                               Interest capitalized                                              (2,899)                (945)
                               Deferred federal income taxes                                       (246)              10,489
                               Change in operating assets and liabilities                        (4,206)                 227
                                                                                         --------------       --------------
                Net Cash Provided by Operating Activities                                $       69,066       $       75,434
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Nine Months Ended September 30,
                                                       --------------------------------------------------------------
                                                                 1996                              1995
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,006,972    $     33,007       32,825,836      $      32,826
     Stock options exercised                              235,132             235          167,136                167
     Conversion of 8% debentures due 2005                  32,898              33             --                 --
     Conversion of 5 1/2% notes due 2004                      901               1             --                 --
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           33,275,903          33,276       32,992,972             32,993
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         132,881                             130,675
     Stock options exercised                                                4,155                               2,131
     Conversion of 8% debentures due 2005                                   1,267                                --
     Conversion of 5 1/2% notes due 2004                                       19                                --
                                                                   --------------                       -------------
     Balance at end of period                                             138,322                             132,806
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (93,856)                            (99,140)
     Net income                                                            21,352                               8,506
     Dividends ($0.09 per common share)                                    (2,981)                             (2,956)
                                                                     ------------                       -------------
     Balance at end of period                                             (75,485)                            (93,590)
                                                                     ------------                       -------------
Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (324)
     Activity during period                                  --              --               --                 --
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (324)
                                                       ----------    ------------       ----------      -------------

Cumulative Foreign
     Currency Translation                                                      35                                --
                                                                     ------------                       -------------

Common Stock Outstanding,
     at the End of the Period                          33,260,328                       32,977,397
                                                       ==========                       ==========

Total Shareholders' Equity                                           $     95,824                       $      71,885
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


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at September 30, 1996 and December 31, 1995, consists of the following:

                                                                            September 30,        December 31,
                                                                                1996                  1995
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loan, borrowing at
          an interest rate of 6.81%                                        $         --         $      27,000
        Prime rate based loan, borrowing at
          an interest rate of 8.5%                                                   --                 2,000
      Uncommitted credit lines with banks, borrowings at
          average interest rates of 6.1% and 6.8%, respectively                     5,000               9,000
                                                                           --------------       -------------
      Total senior debt                                                             5,000              38,000
                                                                           --------------       -------------
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004                               86,230              86,250
      5 1/2% Convertible subordinated notes due 2006                              115,000                --
      8% Convertible subordinated debentures due 2005                                --                41,999
                                                                           --------------       -------------
      Total subordinated debt                                                     201,230             128,249
                                                                           --------------       -------------
Total debt                                                                        206,230             166,249
Amount due within one year consisting of the sinking fund
      requirement on the 2005 Debentures                                             --                (3,000)
                                                                           --------------       -------------
Long-term debt                                                             $      206,230       $     163,249
                                                                           ==============       =============


          On June 18, 1996, the Company issued $115,000,000 of 5 1/2%
Convertible Subordinated Notes due 2006 (the "2006 Notes").  The 2006
Notes are convertible into common stock of the Company at a price of $42.185 per share. The proceeds from the issuance of the 2006 Notes were used to retire the Company's 8% Convertible Subordinated Debentures due 2005 (the "2005
Debentures"), to repay the amounts outstanding under the Company's bank revolving credit agreement and uncommitted lines of credit with banks, and to purchase short-term cash investments. During the third quarter of this year, holders of $20,000 of the Company's Convertible Subordinated Notes due 2004 (the "2004 Notes") elected to convert their notes into common stock of the Company at $22.188 per share. Refer to Note
3 of the Notes to Consolidated Financial
Statements included in the Company's latest annual report for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines and the 2004 Notes; and to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, for a further discussion of the 2006 Notes.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(3)  Earnings per Share -

          Earnings per common and common equivalent share (primary earnings per share) are based on the weighted average number of shares of common stock and common equivalent shares outstanding during the periods. The dilutive effect of stock options was considered in the earnings per share reported for the periods. The 2005 Debentures (retired on June 28, 1996) were common stock equivalents and were anti-dilutive in all periods in which they were outstanding. Earnings per common and common equivalent share assuming full dilution (fully diluted earnings per share) considered the 2004 Notes, which were dilutive in the 1996 periods, but anti-dilutive in the 1995 periods, and the 2006 Notes (issued on June 18, 1996) which were anti-dilutive in the 1996 periods they were outstanding. Earnings per share are based on the following:

                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                  ---------------------------------       -------------------------------
                                                       1996              1995                 1996              1995
                                                  -------------     ---------------       -----------      --------------
                                                                         (Expressed in thousands)
Earnings applicable to common stock:
  Primary --
    Income before extraordinary loss              $       6,971     $           722       $    22,173      $        8,506
    Extraordinary loss                                     --                  --                (821)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       6,971     $           722       $    21,352      $        8,506
                                                  =============     ===============       ===========      ==============
  Fully diluted --
    Income before extraordinary loss              $       7,742     $           722       $    24,485      $        8,506
    Extraordinary loss                                     --                  --                (821)               --
                                                  -------------     ---------------       -----------      --------------
    Net Income                                    $       7,742     $           722       $    23,664      $        8,506
                                                  =============     ===============       ===========      ==============
Weighted average number of common
  stock and common equivalent
  shares outstanding:
    Primary                                              34,023              33,539            33,697              33,465
                                                  =============     ===============       ===========      ==============
    Fully diluted                                        37,917              33,539            37,593              33,465
                                                  =============     ===============       ===========      ==============

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


Results of Operations -

          The Company reported net income for the
third quarter of 1996 of $6,971,000 or $0.21 per share
($0.20 on a fully diluted basis) compared to net income for the third quarter of 1995 of $722,000 or $0.02 per share (on both a primary and a fully diluted basis). For the first nine months of 1996, the Company reported net income of $21,352,000 or $0.63 per share (on both a primary and fully diluted basis), compared to net income for the first nine months of 1995 of $8,506,000 or $0.25 per share (on both a primary and a fully diluted basis). The Company recorded an extraordinary loss during the second quarter of 1996 of $821,000, or $0.02 per share related to the early retirement of the Company's 2005 Debentures with the proceeds from the Company's issuance of its 2006 Notes on June 18, 1996. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the third quarter and first nine months of 1996 of 34,023,000 and 33,697,000, respectively, compared to 33,539,000 and 33,465,000, respectively, for the third quarter and first nine months of 1995. The increases in the weighted average number of common and common equivalent shares outstanding for the 1996 periods, compared to the 1995 periods, resulted primarily from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans and the conversion of $1,300,000 of the Company's 2005 Debentures in July 1996. Earnings per share computations on a fully diluted basis in the 1996 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of the Company's 2004 Notes (the only convertible securities of the Company that were dilutive during any of the periods presented) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the third quarter and first nine months of 1996 were 37,917,000 and 37,593,000, respectively, compared to 33,539,000 and 33,465,000, respectively, for the third quarter and first nine months of 1995. Earnings applicable to common stock, assuming full dilution, for the third quarter and first nine months of 1996 were $7,742,000 and $23,664,000, respectively, compared to $722,000 and $8,506,000, respectively, for the third quarter and first nine months of 1995.

          The Company's total revenues for the third quarter of 1996 were $48,233,000, up approximately 30% compared to total revenues of $36,967,000 for the third quarter of 1995. The

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


Company's total revenues for the first nine months of 1996 were $147,828,000, up approximately 23% compared to total revenues of $120,515,000 for the first nine months of 1995. These increases resulted primarily from increases in the prices that the Company received for its natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) production volumes and, to a lesser extent, the increase in the Company's crude oil, condensate and (with respect to the quarter to quarter comparisons only) NGL production volumes, that were only partially offset by decreases in the Company's natural gas and (with respect to the nine month comparisons only) NGL production volumes. In addition, the total revenues for the first nine months of 1996, compared to the first nine months of 1995, were adversely affected by a $165,000 loss on the sale of a non-strategic property in the first quarter of 1996, together with a $100,000 gain on the sale of another non-strategic property in the first quarter of 1995.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the third quarter and first nine months of 1996 and the same periods in the preceding year.

                                             3rd Qtr '96    9 mos. '96
                                             Compared to    Compared to
                                             3rd Qtr '95    9 mos. '95
                                             -----------    ----------
Increase (decrease) in oil and gas revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $   6,456     $  24,788
       Production . . . . . . . . . . . . . .      (559)      (11,326)
                                              ---------     ---------
                                                  5,897        13,462
                                              ---------     ---------
     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .     4,974        11,778
       Production . . . . . . . . . . . . . .       432         1,391
                                              ---------     ---------
                                                  5,406        13,169
                                              ---------     ---------
     NGL and other, net . . . . . . . . . . .       (37)          947
                                              ---------     ---------
     Increase in oil and gas revenues . . . . $  11,266     $  27,578
                                              =========     =========

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


          Prices that the Company received for its natural gas production during the third quarter of 1996 averaged $2.16 per thousand cubic feet ("Mcf"), up approximately 42% from an average price of $1.52 per Mcf that the Company received during the third quarter of 1995. Prices that the Company received for its natural gas production during the first nine months of 1996 averaged $2.30 per Mcf, up approximately 46% from an average price of $1.58 per Mcf for the same period in 1995.

        The Company's natural gas production during the third quarter of 1996 averaged 107.0 million cubic feet ("MMcf") per day, down approximately 3% from an average of 109.8 MMcf per day during the third quarter of 1995. The Company's natural gas production during the first nine months of 1996 averaged 108.3 MMcf per day, down approximately 14% from an average of 126.6 MMcf per day during the first nine months of 1995.
These decreases were related in large
measure to the lower levels of offshore Gulf of Mexico development drilling and well workovers resulting from unusually low natural gas prices in 1995; 1996 budgetary considerations of certain of the Company's partners; and the anticipated decline from certain of the Company's properties, particularly the shallow reservoir horizontal wells located at Eugene Island Block 295 and Ship Shoal Block 240 fields, that was not entirely offset by new and increased production resulting from the offshore drilling and workovers performed by the Company and its partners. High levels of development drilling activity in 1997 combined with good
1996 exploration drilling results are expected to result in higher average daily natural gas production in 1997. As of November 1, 1996, the Company was not a party to any future natural gas sales contracts.

      Prices received by the Company for its crude oil and condensate production during the third quarter of 1996 averaged $22.15 per barrel, up approximately 27% from an average price of $17.45 per barrel that the Company received during the third quarter of 1995. Prices that the Company received for its crude oil and condensate production during the first nine months of 1996 averaged $21.47 per barrel, up approximately 20% from an average price of $17.83 per barrel for the same period in 1995.

          The Company's crude oil and condensate production during the third quarter of 1996 averaged 11,723 barrels per day, up approximately 2% from an average of 11,511 barrels per day during the third quarter of 1995. This increase resulted primarily from the success of the
Company's oil well drilling and workover operations in the offshore Gulf of Mexico. The Company's crude oil and condensate production during the first nine months of 1996 averaged 12,071 barrels per day, up approximately 2% from an average of 11,878 barrels per day during the first nine months of 1995.
This increase

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


resulted primarily from successful
development drilling and workover operations in the offshore Gulf of Mexico and in Lea and Eddy counties of southeastern New Mexico. As of November 1, 1996, the Company was not a party to any crude oil swap agreements.

          The prices that the Company typically receives for its NGL production is related to the prices that the Company receives for its crude oil production. However, because NGL is extracted from natural gas, the Company's NGL production volumes usually parallel the Company's natural gas production volumes. The Company's oil and gas revenues, and total liquid hydrocarbon production volumes, reflect the production and sale of NGL by the Company. In addition, the Company's oil and gas revenues for the third quarter and first nine months of 1996, and in the comparison year of 1995, also reflect adjustments for various miscellaneous items of a non-recurring nature.

          The Company's NGL and "other" net oil and gas revenues for the third quarter of 1996 decreased by an increment of $37,000, compared to the third quarter of 1995. This decrease related primarily to several large gas imbalance settlement payments received during the third quarter of 1995. These payments were not entirely offset by increased revenues in the third quarter of 1996 resulting from increased average prices for and production of NGL, and increased revenues from leasing a portion of the Company's interest in a pipeline located in the Gulf of Mexico. The Company's NGL and "other" net oil and gas revenues for the first nine months of 1996 increased by an increment of $947,000, compared to the first nine months of 1995. This increase was related primarily to an increase in the average price that the Company received for its NGL production; together with an increase in various miscellaneous net income items, including increased revenues resulting from leasing a portion of its interest in a pipeline located in the Gulf of Mexico; partially offset by the gas imbalance settlement payments received during the third quarter of 1995.

          The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during the third quarter of 1996 was 13,995 barrels per day, up approximately 5% from an average liquid hydrocarbon production of 13,370 barrels per day during the third quarter of 1995.
The Company's average liquid hydrocarbon production during the first nine months of 1996 was 14,314 barrels per day, up approximately
1% from an average liquid hydrocarbon production of 14,137 barrels per day during the first nine months of 1995.

         Lease operating expenses for the third quarter of 1996 were $9,676,000, down approximately 2% from lease operating expenses of $9,891,000 for the third quarter of 1995.
This decrease is primarily a result of a 1995 maintenance program on certain of the Company's offshore properties, which resulted in significant expenses during the third quarter of 1995. No comparable expenses were incurred during the third quarter of 1996.
Lease operating expenses for the first nine months of 1996 were $27,756,000, up approximately 5% from lease operating expenses of $26,555,000 for the first nine months of 1995. This increase resulted primarily from increased operating activity by the Company;
increased costs due to a shortage of qualified offshore

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


service contractors, which has permitted such contractors to increase the costs of their services; and increased severance taxes resulting from increased production from certain of the Company's properties.

          General and administrative expenses for the third quarter of 1996 were $3,930,000, down approximately 3% from general and administrative expenses of $4,050,000 for the third quarter of 1995. This decrease resulted primarily from a reversal of certain accruals related to the Company's retirement plan resulting from changes in the retirement plan's actuarial assumptions required by current financial market conditions, partially offset by, among other things, expenses related to changes in the actuarial assumptions for the Company's salary continuation plan and an increase in the size of the Company's workforce and leased office space in the United States and Bangkok, Thailand. General and administrative expenses for the first nine months of 1996 were $13,734,000, up approximately
8% from general and administrative expenses of $12,726,000 for the first nine months of 1995. This increase was related to, among other things, a non-recurring termination settlement of an employment contract, increased expenses related to changes in the actuarial assumptions for the Company's salary continuation plan and an increase in the size of the Company's work force and leased office space in the United States and Bangkok, Thailand. These increases were only partially offset by a reversal of certain accruals related to the Company's retirement plan resulting from changes in the retirement plan's actuarial assumptions that were required by current financial market conditions and decreases in various general and administrative items, primary among which was a decrease in insurance premiums.

          Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred.
Exploration expenses for the third quarter of 1996 were $4,257,000, an increase of approximately 145% from exploration expenses of $1,737,000 for the third quarter of 1995. Exploration expenses for the first nine months of 1996 were $12,133,000, up approximately 187% from exploration expenses of $4,229,000 for the first nine months of 1995. These increases resulted primarily from increased geophysical activity by the Company, including principally the costs of conducting and processing certain proprietary 3-D seismic surveys on Company leases in South Louisiana, East Texas and West Texas, and to a lesser extent, the cost of participation in, and acquisition of, certain non-proprietary 3-D seismic surveys in the onshore and offshore Gulf of Mexico region.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


        Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the third quarter of 1996 were $2,043,000, down approximately 3% from dry hole and impairment expenses of $2,112,000 for the third quarter of 1995. The Company's dry hole and impairment expenses for the first nine months of 1996 were $7,161,000, up approximately 60% from dry hole and impairment expenses of $4,483,000 for the first nine months of 1995.

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

        The provision for depreciation, depletion and amortization
("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company's DD&A expense for the third quarter of 1996 was $15,412,000, down approximately 6% from DD&A expense of $16,378,000 for the third quarter of 1995. This decrease resulted from a decrease in the Company's composite DD&A rate, that was only partially offset by increased production of oil and gas from the Company's properties. The Company's
DD&A expense for the first nine months of 1996 was $46,918,000, down approximately 11% from DD&A expense of $52,774,000 for the first nine months of 1995.
This decrease resulted
primarily from decreased production of oil and gas from the Company's properties and, to a lesser extent, a decrease in the Company's composite DD&A rate.

        The composite DD&A rate for all of the
Company's producing fields for the third quarter of 1996 was $0.87 per equivalent Mcf ($5.19 per equivalent barrel), down approximately 6% from a composite DD&A rate of $0.93 per equivalent Mcf ($5.56 per equivalent barrel) for the third quarter of 1995.
The composite DD&A rate for all of the Company's producing fields for the first nine months of 1996 was $0.87 per equivalent Mcf ($5.23 per equivalent barrel), down approximately 4% from a composite DD&A rate of $0.91 per equivalent Mcf ($5.43 per equivalent barrel) for the first nine months of 1995. These decreases

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


resulted primarily from an increased percentage of the Company's production from certain of the Company's fields with DD&A rates that are lower than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production from fields with DD&A rates that are higher than the Company's recent historical composite DD&A rate. The Company produced 17,568,000 equivalent Mcf (2,928,000 equivalent barrels) during the third quarter of 1996, a slight increase from the 17,483,000 equivalent Mcf (2,914,000 equivalent barrels) produced by the Company during the third quarter of 1995.
The Company produced 53,176,000 equivalent Mcf (8,863,000 equivalent barrels) during the first nine months of 1996, down approximately 8% from the 57,728,000 equivalent Mcf (9,621,000 equivalent barrels) produced by the Company during the first nine months of 1995.

        The Company incurred interest charges for the third quarter of 1996 of $3,307,000, up approximately 21% from interest charges of $2,742,000 for the third quarter of 1995. This increase resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased amortization and debt issuance expense resulting from the issuance of the 2006 Notes and a non-recurring accounting adjustment, that were only partially offset by a decrease in the average interest rate on the Company's debt (resulting primarily from the retirement of the 2005 Debentures which bore interest at an 8% annual rate and the issuance of the 2006 Notes that bear interest at a 5 1/2% annual rate). Interest charges incurred by the Company for the first nine months of 1996 were $9,491,000, up approximately 15% from interest charges of $8,268,000 for the first nine months of 1995. This increase resulted primarily from an increase in the amount of the Company's outstanding debt and, to a lesser extent, increased amortization and debt issuance expense resulting from the issuance of the 2006 Notes, that was only partially offset by a slight decrease in the average interest rate on the Company's debt and a decrease in the commitment fees paid by the Company on its revolving loan facility.

          Interest income for the third quarter of 1996 was $60,000, compared to no interest income for the third quarter of 1995. Interest income for the first nine months of 1996 was $199,000, up approximately 232% from interest income of $60,000 for the first nine months of 1995. These increases resulted primarily from an increase in the Company's cash invesments related to the placement of the Company's
2006 Notes in June, 1996.

          Capitalized interest expense for the third quarter of 1996 was $1,069,000, up approximately 51% from capitalized interest expense of $709,000 for the first quarter of 1995. Capitalized interest expense for the first nine months of 1996 was $2,899,000, up approximately 207% from capitalized interest expense of $945,000 for the first nine months of 1995.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


These increases resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties, principally capital expenditures related to the Company's development of the Tantawan field in the Gulf of Thailand and the construction of several platforms to be installed in the Gulf of Mexico.

          As of November 1, 1996, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate that the Company would pay on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

          Income tax expense for the third quarter of 1996 was $3,766,000, an increase from income tax expense of $44,000 for the third quarter of 1995. Income tax expense for the first nine months of 1996 was $11,560,000, up approximately 191% from income tax expense of $3,979,000 for the first nine months of 1995. These increases resulted primarily from increased pre-tax income.

Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1996, reflects net cash provided by operating activities of $69,066,000. In addition to net cash provided by operating activities, the Company received net proceeds of $111,940,000 from the issuance of the 2006 Notes on June 18, 1996, $2,965,000 from the exercise of stock options and $100,000 from the sale of certain non-strategic properties.

        During the first nine months of 1996, the Company invested $106,395,000 of such cash flow in capital projects, redeemed $40,699,000 of its 2005 Debentures, repaid $33,000,000 under its revolving credit facility and uncommitted bank credit lines and paid $2,981,000
($0.03 per share for each of the first three quarters of 1996) in cash dividends to holders of the Company's common stock. Of the $106,395,000 invested in capital projects, $35,254,000 was applicable to 1995 capital projects and $71,141,000 was applicable to 1996 capital projects. As of September 30, 1996, the Company's cash and cash investments were $5,512,000 and its long-term debt stood at $206,230,000.

          The Company's capital and exploration budget for 1996, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, has been established by

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


the Company's Board of Directors as $180,000,000. In addition to anticipated capital and exploration expenses, other material 1996 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax and interest expenses and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on November 22, 1996 to stockholders of record as of November 8, 1996.
The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its revolving credit facility and uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1996 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1996 and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

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



                                              Pogo Producing Company
                                                   Registrant

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller





                                              /s/ JOHN W. ELSENHANS
                                                  John W. Elsenhans
                                            Vice President-Finance
                                              and Treasurer









Date:  November 7, 1996