Form 10-Q
period 1997-03-31
POGO PRODUCING CO
filed 1997-04-25
CIK 230463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997 OR

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



Registrant's number of common shares outstanding as of March 31, 1997: 33,363,089

                         Part I.  Financial Information

Item 1.  Financial Statements


                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended
                                                               March 31,
                                                       1997              1996
                                                  ---------------   ---------------
                                          (Expressed in thousands, except per share amounts)

Revenues:
     Oil and gas                                  $      61,314     $        48,217
     Loss on sale                                           --                 (165)
                                                  _____________     _______________
          Total                                          61,314              48,052
                                                  -------------     ---------------

Operating Costs and Expenses:
     Lease operating                                     12,297               8,875
     General and administrative                           5,836               5,421
     Exploration                                          1,900               3,910
     Dry hole and impairment                                921               2,550
     Depreciation, depletion and amortization            18,420              15,713
                                                  -------------     ---------------
          Total                                          39,374              36,469
                                                  -------------     ---------------

Operating Income                                         21,940              11,583

Interest:
     Charges                                             (4,295)             (3,012)
     Income                                                  56                  15
     Capitalized                                          1,870                 826
                                                  -------------     ---------------

Income Before Income Taxes                               19,571               9,412

Income Tax Expense                                       (6,753)             (3,147)
                                                  -------------     ---------------

Net Income                                        $      12,818     $         6,265
                                                  =============     ===============

Earnings Per Common Share
     Primary                                      $        0.38     $          0.19
                                                  =============     ===============
     Diluted                                      $        0.36     $          0.19
                                                  =============     ===============

Dividends Per Common Share                        $        0.03     $          0.03
                                                  =============     ===============

Weighted Average Number of
     Common Stock and Common
      Stock Equivalent Shares Outstanding
          Primary                                        34,176              33,834
          Diluted                                        40,789              33,856

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                   March 31,          December 31,
                                                                      1997                1996
                                                                 -------------        -------------
                                                                  (Unaudited)
                                                            (Expressed in thousands, except share amounts)
                  Assets
Current Assets:
   Cash and cash investments                                     $       9,586         $       3,054
   Accounts receivable                                                  29,545                30,031
   Other receivables                                                    47,560                35,027
   Inventories - Product                                                 1,966                  --
   Inventories - Tubulars                                                6,759                 6,165
   Other                                                                   214                   641
                                                                 -------------         -------------
      Total current assets                                              95,630                74,918
                                                                 -------------         _____________
Property and Equipment:

   Oil and gas, on the basis of successful efforts accounting
      Proved properties being amortized                              1,186,528             1,079,523
      Evaluated properties and properties
         under development, not being amortized                         71,138               111,192
      Other, at cost                                                    10,570                 8,773
                                                                --------------         -------------
                                                                     1,268,236             1,199,488
   Less--accumulated depreciation, depletion and
      amortization, including $5,067 and $4,822,
      respectively, applicable to other property                       832,826               814,623
                                                                --------------         -------------
                                                                       435,410               384,865
                                                                --------------         -------------
Other                                                                   21,792                19,459
                                                                --------------         -------------

                                                                $      552,832         $     479,242
                                                                ==============         =============

                 Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                             $       10,969         $       7,676
   Other payables                                                       39,099                56,961
   Accrued interest payable                                              2,562                 1,957
   Accrued payroll and related benefits                                  2,287                 1,490
   Other                                                                   139                   163
                                                                --------------         -------------
      Total current liabilities                                         55,056                68,247
Long-Term Debt                                                         306,230               246,230
Deferred Federal Income Tax                                             59,873                46,321
Deferred Credits                                                        11,435                11,162
                                                                --------------         -------------
      Total liabilities                                                432,594               371,960
                                                                --------------         -------------

Shareholders' Equity:
   Preferred stock, $1 par; 2,000,000 shares authorized                   -                     -
   Common stock, $1 par; 100,000,000 shares authorized,
      33,378,664 and 33,321,381 shares issued, respectively             33,379                33,321
   Additional capital                                                  140,496               139,337
   Retained earnings (deficit)                                         (53,258)              (65,075)
   Currency translation adjustment                                         (55)                   23
   Treasury stock, at cost                                                (324)                 (324)
                                                                --------------         -------------
      Total shareholders' equity                                       120,238               107,282
                                                                --------------         -------------

                                                                $      552,832         $     479,242
                                                                ==============         =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                    ------------------------------------
                                                                        1997                    1996
                                                                    -------------         --------------
                                                                          (Expressed in thousands)
Cash Flows from Operating Activities:
   Cash received from customers                                     $      59,834         $       46,037
   Operating, exploration, and general
      and administrative expenses paid                                    (16,740)               (18,607)
   Interest paid                                                           (3,690)                (3,413)
   Federal income taxes received (paid)                                     7,037                 (2,000)
   Other                                                                     (542)                  (358)
                                                                    -------------         --------------
      Net cash provided by operating activities                            45,899                 21,659
                                                                    -------------         --------------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (70,388)               (22,753)
   Purchase of proved reserves                                            (28,617)                  --
   Proceeds from the sale of a property                                      --                      100
                                                                    -------------         --------------
      Net cash used in investing activities                               (99,005)               (22,653)
                                                                    -------------         --------------

Cash Flows from Financing Activities:
   Net borrowings under revolving credit agreement                         60,000                  8,000
   Payment of cash dividend on common stock                                (1,001)                  (989)
   Proceeds from exercise of stock options                                    717                  1,871
                                                                    -------------         --------------
      Net cash provided by financing activities                            59,716                  8,882
                                                                    -------------         --------------
Effect of exchange rate change                                                (78)                  --
                                                                    -------------         --------------


Net Increase in Cash and Cash Investments                                   6,532                  7,888
Cash and Cash Investments at the Beginning of the Year                      3,054                  4,481
                                                                    -------------         --------------
Cash and Cash Investments at the End of the Period                  $       9,586         $       12,369
                                                                    =============         ==============

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:
   Net income                                                       $      12,818         $        6,265
      Adjustments to reconcile net income to
         net cash provided by operating activities -
         Losses from the sale of a property                                   --                     165
         Depreciation, depletion and amortization                          18,420                 15,713
         Dry hole and impairment                                              921                  2,550
         Interest capitalized                                              (1,870)                  (826)
         Deferred federal income taxes                                     14,052                    330
         Change in operating assets and liabilities                         1,558                 (2,538)
                                                                    -------------         --------------
Net cash provided by operating activities                           $      45,899         $       21,659
                                                                    =============         ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Three Months Ended March 31,
                                                       --------------------------------------------------------------
                                                                 1997                              1996
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                              (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,321,381    $     33,321       33,006,972      $      33,007
     Stock options exercised                               57,283              58          136,348                136
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           33,378,664          33,379       33,143,320             33,143
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         139,337                             132,881
     Stock options exercised                                                1,159                               2,407
                                                                     ------------                       -------------
     Balance at end of period                                             140,496                             135,288
                                                                     ------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (65,075)                            (93,856)
     Net income                                                            12,818                               6,265
     Dividends ($0.03 per common share)                                    (1,001)                               (989)
                                                                     ------------                       -------------
     Balance at end of period                                             (53,258)                            (88,580)
                                                                     ------------                       -------------
Cumulative Foreign Currency Translation:
     Balance at beginning of year                                              23                                --
     Activity during the period                                               (78)                               --
                                                                     ------------                       -------------
     Balance at end of period                                                 (55)                               --
                                                                     ------------                       -------------


Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (324)
     Activity during period                                  --              --               --                 --
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (324)
                                                       ----------    ------------       ----------      -------------

Common stock outstanding,
     at the end of the period                          33,363,089                       33,127,745
                                                       ==========                       ==========

Total Shareholders' Equity                                           $    120,238                       $      79,527
                                                                     ============                       =============





          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(1)  General Information -

          The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at March 31, 1997 and December 31, 1996, consists of the following:

                                                                              March 31,           December 31,
                                                                                1997                  1996
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loans, borrowings at March 31, 1997 and
          December 31, 1996 at average interest rates of 6.53%
          and 6.59%, respectively                                          $       77,000       $      22,000
        Prime rate based loans, borrowings at March 31, 1997 and
          December 31, 1996 at interest rates of 8.5% and 8.25%,
          respectively                                                             18,000              13,000

      Uncommitted credit lines with banks, borrowings at March 31,
          1997 and December 31, 1996 at average interest rates of
          6.42% and 7.0%, respectively                                             10,000              10,000
                                                                           --------------       -------------
      Total senior debt                                                           105,000              45,000
                                                                           --------------       -------------
Subordinated debt --
      5 1/2% Convertible subordinated notes due 2004 ("2004 Notes")                86,230              86,230
      5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")               115,000             115,000
                                                                           --------------       -------------
      Total subordinated debt                                                     201,230             201,230
                                                                           --------------       -------------
Total debt                                                                        306,230             246,230
Amount due within one year                                                           --                  --
Long-term debt                                                             $      306,230       $     246,230
                                                                           ==============       =============


     Refer to Note 3 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996, for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines, the 2006 Notes and the 2004 Notes.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Earnings per Share -

          Earnings per share (in thousands, except per share amounts) are based on the following:

                                                      Three Months Ended
                                                        March 31, 1997
                                       --------------------------------------------
                                           Income          Shares        Per Share
                                       --------------   -------------   -----------
Primary earnings per share --           $      12,818          33,348
Effect of dilutive securities:
   Options to purchase common shares
     at average price                                             828
                                        _____________    ____________
Primary earnings per share              $      12,818          34,176    $     0.38
                                                                         ==========
  2004 Notes                                      771           3,887
  2006 Notes                                    1,028           2,726
                                        -------------    ------------
Fully diluted earnings per share        $      14,617          40,789    $     0.36
                                        =============    ============    ==========

Antidilutive securities --
  Options to purchase common shares                                11    $    44.27

                                                     Three Months Ended
                                                       March 31, 1996
                                       --------------------------------------------
                                           Income          Shares        Per Share
                                       --------------   -------------   -----------
Primary earnings per share --           $       6,265          33,064
Effect of dilutive securities:
   Options to purchase common shares
     at average price                                             770
                                        _____________    ____________
Primary earnings per share              $       6,265          33,834    $     0.19
                                                                         ==========
  Options to purchase common shares
    at closing price                                               22
                                        -------------    ------------
Fully diluted earnings per share        $       6,265          33,856    $     0.19
                                        =============    ============    ==========

Antidilutive securities --
  8% Convertible subordinated
    debentures due 2005
    ("2005 Debentures")                 $         546           1,063    $     0.51
  2004 Notes                            $         771           3,887    $     0.20

        The 2005 Debentures (retired on June 28, 1996) were common stock equivalents. The 2004 Notes and the 2006 Notes (issued on June 18, 1996) are not common stock equivalents. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). It is effective for periods ending after December 15, 1997, and early adoption is not permitted. The following is the pro forma effect (in thousands, except per share amounts) of applying the provisions of SFAS 128 to the periods indicated:

                                                      Three Months Ended
                                                        March 31, 1997
                                                         (Pro forma)
                                       --------------------------------------------
                                           Income          Shares        Per Share
                                       --------------   -------------   -----------
Basic earnings per share --             $      12,818          33,348    $     0.38
                                                                         ==========
Effect of dilutive securities:
  Options to purchase common shares                               828
  2004 Notes                                      771           3,887
  2006 Notes                                    1,028           2,726
                                        -------------    ------------
Diluted earnings per share              $      14,617          40,789    $     0.36
                                        =============    ============    ==========

                    Pogo Producing Company and Subsidiaries

              Notes to Consolidated Financial Statements (Unaudited)

                                                      Three Months Ended
                                                        March 31, 1996
                                                         (Pro forma)
                                       --------------------------------------------
                                           Income          Shares        Per Share
                                       --------------   -------------   -----------
Basic earnings per share --             $       6,265          33,064    $     0.19
                                                                         ==========
Effect of dilutive securities:
  Options to purchase common shares                               770
                                        -------------    ------------
Diluted earnings per share              $       6,265          33,834    $     0.19
                                        =============    ============    ==========

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

          This discussion should be read in conjunction with Management's Discussion and Analysis of Financial
Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Results of Operations -

          The Company reported net income for the
first quarter of 1997 of $12,818,000 or $0.38 per share
($0.36 per share on a fully diluted basis) compared to net income for the first quarter of 1996 of $6,265,000 or $0.19 per share (on both a primary and a fully diluted basis).
Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding for the first quarter of 1997 of 34,176,000 (40,789,000 on a fully diluted basis), compared to 33,834,000 (33,856,000 on a fully diluted basis) for the first quarter of 1996. The increase in the weighted average number of common and common equivalent shares outstanding for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans and the conversion of $1,300,000 of the Company's 2005 Debentures in July 1996. The increase in the number of shares used in the fully-diluted computation of earnings per share primarily reflects additional shares of common stock issuable upon the assumed conversion of the Company's 2004 Notes (which were dilutive in both periods) and the 2006 Notes (which were dilutive during the first quarter of 1997, the only comparative period in which they were outstanding) and the elimination of related interest requirements, as adjusted for applicable federal income taxes.
Earnings applicable to
common stock, assuming full dilution, for the first quarter of 1997 was $14,617,000, compared to $6,265,000 for the first quarter of 1996.

          The Company's total revenues for the first quarter of 1997 were $61,314,000, an increase of approximately 28% from total revenues of $48,052,000 for the first quarter of 1996. The increase in the Company's total revenues for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from increases in the Company's natural gas, crude oil and condensate production volumes and, to a lesser extent, increases in the average prices that the Company received for its natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquids ("NGL")) production volumes, that was only partially offset by a decrease in the Company's NGL production volumes.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the first quarter of 1997 and the first quarter of 1996:

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

                                             1st Qtr '97
                                             Compared to
                                             1st Qtr '96
                                             -----------
Increase (decrease) in oil and gas revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $   2,581
       Production . . . . . . . . . . . . . .     4,140
                                              ---------
                                                  6,721
                                              ---------

     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .     2,900
       Production . . . . . . . . . . . . . .     3,774
                                              ---------
                                                  6,674
                                              ---------

     NGL and other, net . . . . . . . . . . .      (298)
                                              ---------
     Increase in oil and gas revenues . . . . $  13,097
                                              =========

      Prices that the Company received for its natural gas production during the first quarter of 1997 averaged $2.67 per thousand cubic feet ("Mcf"),compared to $2.41 per Mcf for the first quarter of 1996, an increase of approximately 11% The average price that the Company received for its natural gas production includes an average price of approximately $1.50, or a discount of 25% off of the contract price of approximately
$2.00 that the Company is currently receiving under its long term gas sales contract governing production from the Tantawan Field in the Gulf of Thailand. The Company received the discounted price (denominated in Baht as set forth in the gas sales contract) for its natural gas production from the Tantawan Field during the startup phase of production from the Tantawan Field, which period ended on March 15, 1997.

      The Company's natural gas production
during the first quarter of 1997 averaged 129.7 million cubic feet ("MMcf") per day, an increase of approximately 17% from an average of 111.2 MMcf per day during the first quarter of 1996. The increase in the Company's natural gas production during the first quarter of 1997, compared to the first quarter of 1996, was related in large measure to production from the Tantawan Field (an average over the quarter of 17.6 MMcf per day net to the Company's working interest) which commenced in early February, 1997. During the first two weeks of April, production from the Tantawan Field averaged 88.7 MMcf per day (41.1 MMcf per day net to the Company's working interest). In addition, production from the Company's new "E" platform on East Cameron Block 334, which commenced production in early April, 1997, is not included in the results for the first quarter. As of April 17, 1997, production from the East Cameron Block 334 "E" platform was averaging approximately 145 MMcf per day (approximately 84.5 MMcf per day net to the Company's working interest). As of April 25, 1997, the Company was not a party to any natural gas futures contracts.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)


      Prices received by the Company for its crude oil and condensate production during the first quarter of 1997 averaged $22.29 per barrel, an increase of approximately 14% from the average price of $19.61 per barrel that the Company received for its crude oil and condensate production during the first quarter of 1996.

      The Company's crude oil and condensate production during the first quarter of 1997 averaged 13,903 barrels per day, an increase of approximately 17% from an average of 11,889 barrels per day during the first quarter of 1996. This increase resulted primarily from new production from the Tantawan Field which, during the first two weeks in April 1997, averaged 6,158 barrels per day (2,854 barrels net to the Company's working interest) and, to a lesser extent, the success of the Company's oil well drilling and workover operations in the offshore Gulf of Mexico.
This increased production does not include any crude oil, condensate or NGL production attributable to the Company's East Cameron Block 334 "E" platform, from which production commenced in early April, 1997. As of April 17, 1997, oil and condensate production from this new field was averaging approximately 5,000 barrels per day (approximately 2,900 barrels per day net to the Company's working interest). As of April 25, 1997, the Company was not a party to any crude oil swap agreements.

      Liquid products are often extracted from natural gas streams and sold separately as NGL. The prices that the Company receives for its NGL production is related to crude oil prices. However, because NGL is extracted from liquid rich natural gas, the Company's NGL production volumes correlate most closely with increases (or decreases) from certain of the Company's natural gas fields. Natural gas production from the Company's East Cameron Block 334 "E" platform is considered to be relatively rich in NGL. Therefore, the Company currently anticipates that its NGL production volumes should increase in the future as a result of production from this field. However, the Company can give no assurances that such increases will not be offset by decreases in NGL production volumes from other fields where the Company extracts NGL from the natural gas it produces. In addition, the Company's oil and gas revenues for the first quarter of 1997 and the first quarter of 1996 also reflect adjustments for various miscellaneous items. The Company's NGL and other net revenues for the first quarter of 1997 decreased $298,000 from those reported in the first quarter of 1996. The decrease in the Company's NGL revenues for the first quarter of 1997, compared to the first quarter of 1996, primarily resulted from decreased NGL production volumes that were not entirely offset by increased prices that the Company received for its NGL production and various miscellaneous net income items.

          The Company's average liquid hydrocarbons (including crude oil, condensate and NGL) production during the first quarter of 1997 was 15,215 barrels per day, an increase of approximately 10% from an average liquid hydrocarbons production of 13,874 barrels per day during the first quarter of 1996. The increase in the Company's average liquid hydrocarbon production during the first quarter of 1997, compared to the first quarter of 1996, primarily resulted from an increase in the Company's crude oil and condensate production, that was only partially offset by a decline in the Company's NGL production.

         Lease operating expenses for the first quarter of 1997 were $12,297,000, an increase of approximately 39% from lease operating expenses of $8,875,000 for the first quarter of 1996.
The increase in lease operating expenses for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from the higher expenses of operating in Thailand, including expenses related to the leasing of equipment (principally the FPSO); increased severance taxes resulting from increased production from certain of the Company's onshore properties that have higher severance tax obligations; increased operating activity by the Company; and increased costs to the Company (and the entire offshore oil industry) due to a shortage of qualified

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)

offshore service contractors, which has permitted such contractors to increase the costs of their services.

          General and administrative expenses for the first quarter of 1997 were $5,836,000, an increase of approximately 8% from general and administrative expenses of $5,421,000 for the first quarter of 1996. The increase in general and administrative expenses for the first quarter of 1997, compared to the first quarter of 1996, was related to, among other things, an increase in the size of the Company's work force and leased office space in the United States and Bangkok, Thailand and normal salary and concomitant benefit expense adjustments that were not entirely offset by decreases in various general and administrative expense items.

          Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the first quarter of 1997 were $1,900,000, a decrease of approximately 51% from exploration expenses of $3,910,000 for the first quarter of 1996. This decrease in exploration expenses resulted primarily from the completion of certain proprietary 3-D seismic surveys on Company leases in South Louisiana and East Texas incurred in the first quarter of 1996 and for which no comparable expense was incurred in the first quarter of 1997. This decrease in exploration expenses was partially offset by ongoing geophysical activity by the Company in other regions.

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the first quarter of 1997 were $921,000, a decrease of approximately 64% from dry hole and impairment expenses of $2,550,000 for the first quarter of 1996.

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

        The provision for depreciation, depletion and amortization
("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company's DD&A expense for the first quarter of
1997 was $18,420,000, an increase of approximately 17% from DD&A expense of $15,713,000 for the first quarter of 1996. The increase in the Company's DD&A expense for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from increased oil and natural gas production from the Company's properties and, to a lesser extent, from an increase in the Company's DD&A rate. The composite DD&A rate for all of the Company's producing fields for the first quarter of 1997 was $0.912 per equivalent Mcf ($5.47 per equivalent barrel), an increase of approximately 4% from a composite DD&A rate of $0.877 per equivalent
Mcf ($5.26 per equivalent barrel) for the first quarter of 1996.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)


          The increase in the composite DD&A rate for all of the Company's producing fields for the first quarter of 1997, compared with the first quarter of 1996, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate.
The Company produced 19,888,000 equivalent Mcf (3,315,000 equivalent barrels) during the first quarter of 1997, an increase of approximately
12% from the 17,696,000 equivalent Mcf (2,949,000 equivalent barrels) produced by the Company during the first quarter of 1996.

          The Company incurred interest charges of $4,295,000 for the first quarter of 1997, an increase of approximately 43% from interest charges of $3,012,000 for the first quarter of 1996.
The increase in interest
charges for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from an increase in the amount of the Company's outstanding debt and, to a lesser extent, increased amortization and debt issuance expense resulting from the issuance of the 2006 Notes, that was partially offset by lower average interest rate levels on the debt outstanding (resulting primarily from the retirement of the 2005 Debentures which bore interest at an 8% annual rate and the issuance of the 2006 Notes that bear interest at a 5-1/2% annual rate).

        Capitalized interest expense for the first quarter of 1997 was $1,870,000, an increase of approximately 126% from capitalized interest expense of $826,000 for the first quarter of 1996. The increase in capitalized interest expense for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties which, during portions of the first quarter of 1997 included capital expenditures related to the Company's development of the Tantawan Field and, during the entire first quarter of 1997, capital expenditures related to development of the Benchamas Field in the Gulf of Thailand and construction and installation of the East Cameron Block 334 "E" platform.

        As of April 22, 1997, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate paid by the Company on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

        Income tax expense for the first quarter of 1997 was $6,753,000, an increase of approximately 115% from income tax expense of $3,147,000 for the first quarter of 1996. The increase in income tax expense for the first quarter of 1997, compared to the first quarter of 1996, resulted primarily from increased pretax income.


Liquidity and Capital Resources -

          The Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1997 reflects net cash provided by operating activities of $45,899,000. In addition to net cash provided by operating activities, the Company received $717,000 from the exercise of stock options. The Company also had net borrowings of $60,000,000 under its revolving credit facility.

          During the first three months of 1997, the Company invested $70,388,000 of such cash flow in capital projects, purchased proved reserves for $28,617,000 and paid $1,001,000 ($0.03 per share) in cash dividends to holders of the Company's common stock. Of the $70,388,000 invested in capital projects, $49,908,000 was

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                            (Continued)



applicable to 1996 capital projects and $20,480,000 was applicable to 1997 capital projects. As of March 31, 1997, the Company's cash and cash investments were $9,586,000 and its long-term debt stood at $306,230,000.

          The Company's capital and exploration budget for 1997, which does not include any amounts which may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $210,000,000. In addition to anticipated capital and exploration expenses, other material 1997 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, interest expense and payments of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on May 23, 1997, to stockholders of record as of May 9, 1997. The Company currently anticipates that cash provided by operating activities and funds available under its revolving credit facility, uncommitted money market credit lines and amounts that the Company currently believes it can raise from external sources, will be sufficient to fund the Company's ongoing expenses, its 1997 capital and exploration budget and anticipated future dividend payments. The Company is currently discussing an amendment of its bank credit facility that, if consummated, will, among other things, extend the maturity of the facility, increase the maximum commitment amount and expand the borrowing base to include properties located in the Gulf of Thailand.
No assurance can be given that the Company and its lenders will consummate this transaction and, if such transaction is agreed to, that it will contain the terms discussed in the preceding sentence. The declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 3(b) Bylaws of Pogo Producing Company, as amended and restated through April 22, 1997.

           (B)   Reports on Form 8-K

                 A report on Form 8-K was filed on January 21, 1997 setting forth under Item 5 thereof, certain information regarding the time and location of the registrant's annual meeting of stockholders.

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



                                              Pogo Producing Company
                                                   (Registrant)

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller





                                              /s/ JOHN W. ELSENHANS
                                                  John W. Elsenhans
                                            Vice President - Finance
                                               and Treasurer









Date:  April 25, 1997