Form 10-Q
period 1997-06-30
POGO PRODUCING CO
filed 1997-08-08
CIK 230463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED     June 30, 1997

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



           Registrant's number of common shares outstanding as of June 30, 1997: 33,380,326

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                  ---------------------------------       -------------------------------
                                                       1997              1996                 1997              1996
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                  $      75,281     $        51,543       $   136,595      $       99,760
     Gains (losses) on sales                              1,459                --               1,459               (165)
                                                  -------------     ---------------       -----------      --------------
          Total                                          76,740              51,543           138,054              99,595
                                                  -------------     ---------------       -----------      --------------
Operating Costs and Expenses:
     Lease operating                                     16,191               9,205            28,488              18,080
     General and administrative                           5,121               4,383            10,957               9,804
     Exploration                                          4,053               3,966             5,953               7,876
     Dry hole and impairment                              4,086               2,568             5,007               5,118
     Depreciation, depletion and amortization            28,457              15,793            46,877              31,506
                                                  -------------     ---------------       -----------      --------------
          Total                                          57,908              35,915            97,282              72,384
                                                  -------------     ---------------       -----------      --------------

Operating Income                                         18,832              15,628            40,772              27,211
                                                  -------------     ---------------       -----------      --------------
Interest:
     Charges                                             (5,536)             (3,172)           (9,831)             (6,184)
     Income                                                  73                 124               129                 139
     Capitalized                                            760               1,004             2,630               1,830
                                                  -------------     ---------------       -----------      --------------
Income Before Income Taxes                               14,129              13,584            33,700              22,996

Income Tax Expense                                       (4,955)             (4,647)          (11,708)             (7,794)
                                                  -------------     ---------------       -----------      --------------
Income Before Extraordinary Loss                          9,174               8,937            21,992              15,202

Extraordinary Loss on
     Early Extinguishment of Debt                          --                  (821)             --                  (821)
                                                  -------------     ---------------       -----------      --------------
Net Income                                        $       9,174     $         8,116       $    21,992      $       14,381
                                                  =============     ===============       ===========      ==============

Primary Earnings Per Share:
     Income before extraordinary loss             $        0.27     $          0.26       $      0.64      $         0.44
     Extraordinary loss                                    --                 (0.02)             --                 (0.02)
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.27     $          0.24       $      0.64      $         0.42
                                                  =============     ===============       ===========      ==============
 Fully Diluted Earnings Per Share:
     Income before extraordinary loss             $        0.26     $          0.25       $      0.62      $         0.44
     Extraordinary loss                                    --                 (0.02)             --                 (0.02)
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.26     $          0.23       $      0.62      $         0.42
                                                  =============     ===============       ===========      ==============

 Dividends Per Common Share                       $        0.03     $          0.03       $      0.06      $         0.06
                                                  =============     ===============       ===========      ==============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                            June 30,           December 31,
                                                                                              1997                  1996
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $       23,505       $       3,054
                     Accounts receivable                                                         35,980              30,031
                     Other receivables                                                           40,811              35,027
                     Inventory - Product                                                          5,688                --
                     Inventories - Tubulars                                                       8,457               6,165
                     Other                                                                        1,101                 641
                                                                                          -------------       -------------
                          Total current assets                                                  115,542              74,918
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                   1,224,391           1,079,523
                          Unevaluated properties and properties
                               under development, not being amortized                            68,366             111,192
                     Other, at cost                                                              11,290               8,773
                                                                                         --------------       -------------
                                                                                              1,304,047           1,199,488
                     Less--accumulated depreciation, depletion and
                          amortization, including $5,345 and $4,822,
                          respectively, applicable to other property                            861,875             814,623
                                                                                         --------------       -------------
                                                                                                442,172             384,865
                                                                                         --------------       -------------
                Other                                                                            27,308              19,459
                                                                                         --------------       -------------
                                                                                         $      585,022       $     479,242
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable - operating activities                             $       11,872       $       7,676
                     Accounts payable - investing activities                                     29,005              56,961
                     Accrued interest payable                                                     2,850               1,957
                     Accrued payroll and related benefits                                         2,444               1,490
                     Other                                                                          165                 163
                                                                                         --------------       -------------
                         Total current liabilities                                               46,336              68,247
                Long-Term Debt                                                                  338,205             246,230
                Deferred Federal Income Tax                                                      60,174              46,321
                Deferred Credits                                                                 11,694              11,162
                                                                                         --------------       -------------
                          Total liabilities                                                     456,409             371,960
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 100,000,000 shares
                          authorized, 33,395,901 and
                          33,321,381 shares issued, respectively                                 33,396              33,321
                     Additional capital                                                         140,806             139,337
                     Retained earnings (deficit)                                                (45,085)            (65,075)
                     Currency translation adjustment                                               (180)                 23
                     Treasury stock, at cost                                                       (324)               (324)
                                                                                         --------------       -------------
                          Total shareholders' equity                                            128,613             107,282
                                                                                         --------------       -------------
                                                                                         $      585,022       $     479,242
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                         -----------------------------------
                                                                                              1997                 1996
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash Flows from Operating Activities:
                     Cash received from customers                                        $      124,958       $       94,723
                     Operating, exploration, and general
                          and administrative expenses paid                                      (41,202)             (36,546)
                     Interest paid                                                               (8,938)              (6,185)
                     Federal income taxes received (paid)                                         2,537               (6,000)
                     Other                                                                       (3,548)              (1,632)
                                                                                         --------------       --------------
                          Net cash provided by operating activities                              73,807               44,360
                                                                                         --------------       --------------

                Cash Flows from Investing Activities:
                     Capital expenditures                                                      (112,617)             (64,089)
                     Purchase of proved reserves                                                (28,617)                --
                     Proceeds from the sales of properties                                          100                  100
                                                                                         --------------       --------------
                          Net cash used in investing activities                                (141,134)             (63,989)
                                                                                         --------------       --------------

                Cash flows from Financing Activities:
                     Proceeds from issuance of new debt                                         100,000              115,000
                     Borrowings under senior debt agreements                                    345,000               78,000
                     Payments under senior debt agreements                                     (353,000)            (116,000)
                     Payments of cash dividends on common stock                                  (2,002)              (1,984)
                     Purchase of 8% debentures due 2005                                            --                (40,699)
                     Payment of debt issue expenses                                              (2,975)              (2,875)
                     Proceeds from exercise of stock options                                        958                2,518
                                                                                         --------------       --------------
                          Net cash provide by financing activities                               87,981               33,960
                                                                                         --------------       --------------
                Effect of Exchange Rate Changes                                                    (203)                  23
                                                                                         --------------       --------------

                Net Increase in Cash and Cash Investments                                        20,451               14,354
                Cash and Cash Investments at the Beginning of the Year                            3,054                4,481
                                                                                         --------------       --------------
                Cash and Cash Investments at the End of the Period                       $       23,505       $       18,835
                                                                                         ==============       ==============

                Reconciliation of Net Income to Net
                     Cash Provided by Operating Activities:
                     Net income                                                          $       21,992       $       14,381
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Extraordinary loss on early extinguishment
                                 of debt (net of tax)                                              --                    821
                               (Gains) losses from the sales of properties                       (1,459)                 165
                               Depreciation, depletion and amortization                          46,877               31,506
                               Dry hole and impairment                                            5,007                5,118
                               Interest capitalized                                              (2,630)              (1,830)
                               Deferred federal income taxes                                     14,414                2,212
                               Change in operating assets and liabilities                       (10,394)              (8,013)
                                                                                         --------------       --------------
                Net Cash Provided by Operating Activities                                $       73,807       $       44,360
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Six Months Ended June 30,
                                                       --------------------------------------------------------------
                                                                 1997                              1996
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,321,381    $     33,321       33,006,972      $      33,007
     Conversion of 2004 Notes                               1,126               1             --                 --
     Stock options exercised                               73,394              74          206,430                207
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           33,395,901          33,396       33,213,402             33,214
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         139,337                             132,881
     Conversion of 2004 Notes                                                  24                                --
     Stock options exercised                                                1,445                               3,547
                                                                   --------------                       -------------
     Balance at end of period                                             140,806                             136,428
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (65,075)                            (93,856)
     Net income                                                            21,992                              14,381
     Dividends ($0.06 per common share)                                    (2,002)                             (1,984)
                                                                     ------------                       -------------
     Balance at end of period                                             (45,085)                            (81,459)
                                                                     ------------                       -------------
Treasury Stock:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (324)
     Activity during period                                  --              --               --                 --
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (324)
                                                       ----------    ------------       ----------      -------------

Cumulative Foreign
     Currency Translation
     Balance at beginning of year                                              23                                --
     Activity during the period                                              (203)                                 23
                                                                     ------------                       -------------
     Balance at end of period                                                (180)                                 23
                                                                     ------------                       -------------

Common Stock Outstanding,
     at the End of the Period                          33,380,326                       33,197,827
                                                       ==========                       ==========

Total Shareholders' Equity                                           $    128,613                       $      87,882
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


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at June 30, 1997 and December 31, 1996, consists of the following:

                                                                              June 30,           December 31,
                                                                                1997                  1996
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        Prime rate based loans, borrowing at
          interest rates of 8.5% and 8.25%, respectively                   $        2,000       $      13,000
        LIBO Rate based loans, borrowings at average
          interest rates of 6.75% and 6.59%, respectively                          25,000              22,000
      Uncommitted credit lines with banks, borrowings at
          average interest rates of 6.59% and 7.0%, respectively                   10,000              10,000
                                                                           --------------       -------------
      Total senior debt                                                            37,000              45,000
                                                                           --------------       -------------
Subordinated debt --
      8 3/4% Senior subordinated notes due 2007                                   100,000                --
      5 1/2% Convertible subordinated notes due 2004                               86,205              86,230
      5 1/2% Convertible subordinated notes due 2006                              115,000             115,000
                                                                           --------------       -------------
      Total subordinated debt                                                     301,205             201,230
                                                                           --------------       -------------
Long-term debt                                                             $      338,205       $     246,230
                                                                           ==============       =============


          Effective August 1, 1997, the Company entered into an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides for an unsecured $250,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of both domestic and Thai properties less, in certain circumstances, the present value of interest payments on a portion of certain subordinated indebtedness, including the 2007 Notes.
The domestic borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based primarily on the discounted present value of future net revenues from the Company's domestic oil and gas reserves. The portion of the borrowing base which is composed of properties located in the Kingdom of Thailand is also determined semi-annually, but may, at the lenders discretion, be redetermined once more during each semi-annual period. The value of this portion of the borrowing base is determined by the lenders applying their usual and customary criteria for oil and gas evaluation. As of August 1, 1997, the Company's total borrowing base, including both domestic and Thai properties, exceeded $250,000,000.
The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(2) Long-Term Debt     (Continued)

subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement currently bear interest at a base (prime) rate or LIBOR plus 5/8%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged. The commitment fee is currently 0.25% per annum on the unborrowed amount under the Credit Agreement that is designated as "active" and 0.10% per annum on the unborrowed amount under the Credit Agreement that is designated as "inactive." Of the $250,000,000 that is currently available under the Credit Agreement (subject to borrowing base limitations), $125,000,000 is designated as "active" and $125,000,000 is designated as "inactive."

          On May 22, 1997, the Company issued $100,000,000 of 8 3/4%
Senior Subordinated Notes due 2007 (the "2007 Notes"). The proceeds from the issuance of the 2007 Notes were used to repay amounts outstanding under the Company's bank revolving credit agreement, and to purchase short-term cash investments. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1997. The 2007 Notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes its obligations under its bank revolving credit agreement and its unsecured credit lines, but are senior in right of payment to the Company's subordinated indebtedness, which currently includes the 2006 Notes and the 2004 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The
2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company (as more fully described therein) that are customary for senior subordinated indebtedness generally, including covenants limiting: incurrence of indebtedness, including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

          Refer to Note 3 of the Notes to Consolidated Financial
Statements included in the Company's latest annual report for a further discussion of the bank revolving credit agreement, the 5 1/2%
Convertible Subordinated Notes due 2004 (the "2004 Notes") and the 5 1/2% Convertible Subordinated Notes due 2006 (the "2006 Notes").

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(3)  Earnings per Share -

     Earnings per share (in thousands, except per share amounts) are based on the following:

                                          Three Months Ended              Six Months Ended
                                             June 30, 1997                  June 30, 1997
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share   Income    Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Earnings and shares outstanding      $   9,174     33,369             $ 21,992   33,359
Effect of dilutive securities:
  Options to at average price             --          784                 --        806
                                     _________  _________             ________  _______
Primary earnings per share           $   9,174     34,153  $  0.27    $ 21,992   34,165  $  0.64
                                                           =======                       =======
  Options at closing price                --           15                 --          7
  2004 Notes                               771      3,886                1,541    3,886
                                     ---------  ---------             --------  -------
Fully diluted earnings per share     $   9,945     38,054  $  0.26    $ 23,533   38,058  $  0.62
                                     =========  =========  =======    ========  =======  =======

Antidilutive securities --
  Options at average price                --           80  $ 41.84        --         80  $ 41.84
  2006 Notes                             1,028      2,726  $  0.38       2,056    2,726  $  0.75

                                          Three Months Ended              Six Months Ended
                                             June 30, 1996                  June 30, 1996
                                    -------------------------------  ---------------------------
                                     Income(a)   Shares   Per Share  Income(a)  Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Earnings and shares outstanding      $   8,937     33,156             $ 15,202   33,110
Effect of dilutive securities:
  Options at average price                --          820                 --        795
                                     ---------  ---------             --------   ------
Primary earnings per share           $   8,937     33,976  $  0.26    $ 15,202   33,905  $  0.44
                                                           =======                       =======
  Options at closing price                --           36                 --         29
  2004 Notes                               771      3,887                1,542    3,887
                                     ---------  ---------             --------  -------
Fully diluted earnings per share     $   9,708     37,899  $  0.25    $ 16,744   37,821  $  0.44
                                     =========  =========  =======    ========  =======  =======

Antidilutive securities --
  8% Debentures                            546      1,063  $  0.51       1,092    1,063  $  1.03
  2006 Notes                               144        382  $  0.38         144      191  $  0.75

----------------
(a) Income before extraordinary loss

        The 8% Debentures (retired on June 28, 1996) were common stock equivalents. The 2004 Notes and the 2006 Notes (issued on June 18, 1996) are not common stock equivalents.

                   Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

        In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). It is effective for periods ending after December 15, 1997, and early adoption is not permitted. The following is the pro forma effect (in thousands, except per share amounts) of applying the provisions of SFAS 128 to the periods indicated:

                                          Three Months Ended              Six Months Ended
                                             June 30, 1997                  June 30, 1997
                                    -------------------------------  ---------------------------
                                              (Pro Forma)                    (Pro Forma)
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share   Income    Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Basic earnings per share --          $   9,174     33,369  $  0.27    $ 21,992   33,359  $  0.66
                                                           =======                       =======
Effect of dilutive securities:
  Options at average price                --          784                 --        806
  2004 Notes                               771      3,886                1,541    3,886
                                     ---------  ---------             --------  -------
Diluted earnings per share           $   9,945     38,039  $  0.26    $ 23,533   38,051  $  0.62
                                     =========  =========  =======    ========  =======  =======


                                          Three Months Ended              Six Months Ended
                                             June 30, 1996                  June 30, 1996
                                    -------------------------------  ---------------------------
                                              (Pro Forma)                    (Pro Forma)
                                    -------------------------------  ---------------------------
                                     Income(a)   Shares   Per Share  Income(a)  Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Basic earnings per share --          $   8,937     33,156  $  0.27    $ 15,202   33,110  $  0.46
                                                           =======                       =======
Effect of dilutive securities:
  Options at average price                --          820                 --        795
  2004 Notes                               771      3,887                1,542    3,887
                                     ---------  ---------             --------  -------
Diluted earnings per share           $   9,708     37,863  $  0.26    $ 16,744   37,792  $  0.44
                                     =========  =========  =======    ========  =======  =======

----------------
(a) Income before extraordinary loss

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


RESULTS OF OPERATIONS --

INCOME AND REVENUE DATA

NET INCOME

          The Company reported net income for the
second quarter of 1997 of $9,174,000 or $0.27 per share
($0.26 on a fully diluted basis) compared to net income for the second quarter of 1996 of $8,116,000 or $0.24 per share ($0.23 on a fully diluted basis). For the first six months of 1997, the Company reported net income of $21,992,000 or $0.64 per share ($0.62 on a fully diluted basis) compared to net income for the first six months of 1996 of $14,381,000 or $0.42 per share (on both a primary and a fully diluted basis). The Company recorded an extraordinary loss during the second quarter of 1996 of $821,000, or $0.02 per share related to early retirement of the Company's 2005 Debentures with the proceeds from the Company's issuance of its 2006 Notes on June 18, 1996. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the second quarter and first six months of 1997 of 34,153,000 and 34,165,000, respectively, compared to 33,976,000 and 33,905,000, respectively, for the second quarter and first six months of 1996. The increases in the weighted average number of common and common equivalent shares outstanding for the 1997 periods, compared to the 1996 periods, resulted primarily from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per share computations on a fully diluted basis in the 1997 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of the Company's 2004 Notes
(the only convertible securities of the Company that were dilutive during any of the periods presented) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the second quarter and first six months of 1997 were 38,054,000 and 38,058,000, respectively, compared to 37,899,000 and 37,821,000 respectively, for the second quarter and first six months of 1996. Earnings applicable to common stock, assuming full dilution and, with respect to the 1996 periods, after giving effect to an extraordinary loss of $821,000, for the second quarter and first six months of 1997 were $9,945,000 and $23,533,000, respectively, compared to $8,887,000 and $15,923,000, respectively, for the second quarter and first six months of 1996.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations

   REVENUES

          TOTAL REVENUES

          The Company's total revenues for the second quarter of 1997 were $76,740,000, an increase of approximately 49% compared to total revenues of $51,543,000 for the second quarter of 1996. The
Company's total revenues for the first six months of 1997 were $138,054,000, an increase of approximately 39% compared to total revenues of $99,595,000 for the first six months of 1996. The increase in the Company's total revenues for the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from increases in the the Company's natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) production volumes, that were only partially offset by decreases in the average price that the Company received for such production.
In addition, the total revenues for the second quarter and first six months of 1997 were positively affected by a $1,600,000 non-recurring gain recorded in connection with the sale of certain excess equipment, while the Company's total revenues for the first six months of of 1996 were adversely affected by a $165,000 loss resulting from the sale of a non-strategic property.

          OIL AND GAS REVENUES.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the second quarter and first six months of 1997 and the same periods in the preceding year.

                                             2nd Qtr '97    6 mos. '97
                                             Compared to    Compared to
                                             2nd Qtr '96    6 mos. '96
                                             -----------    ----------
Increase (decrease) in total revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $  (1,649)     $   (535)
       Production . . . . . . . . . . . . . .    21,467        27,074
                                              ---------     ---------
                                                 19,818        26,539
                                              ---------     ---------
     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .    (4,848)       (2,465)
       Production . . . . . . . . . . . . . .     6,432        10,723
                                              ---------     ---------
                                                  1,584         8,258
                                              ---------     ---------
     NGL and other, net . . . . . . . . . . .     2,336         2,038
                                              ---------     ---------
     Increase in oil and gas revenues . . . . $  23,738     $  36,835
                                              =========     =========

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


        NATURAL GAS PRICES. Prices per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the second quarter of 1997 averaged $2.14 per Mcf, a decrease of approximately
7% from an average price of $2.31 per Mcf that the Company received for its production during the second quarter of 1996. Prices that the Company received for its natural gas production during the first six months of 1997 averaged $2.34 per Mcf, a decrease of approximately 1% from an average price of $2.36 per Mcf that the Company received for its domestic natural gas production during the first six months of 1996.

        DOMESTIC PRICES. prices that the Company received for its domestic natural gas production during the second quarter of 1997 averaged $2.15 per Mcf, a decrease of approximately 7% from an average price of $2.31 per Mcf that the Company received for its domestic natural gas production during the second quarter of 1996. Prices that the Company received for its domestic natural gas production during the first six months of 1997 averaged $2.41 per Mcf, an increase of approximately 2% from an average price of $2.36 per Mcf that the Company received for its domestic natural gas production during the first six months of 1996.

        THAILAND PRICES. The Company's Tantawan Field located in the Kingdom of Thailand commenced production of natural gas and liquid hydrocarbons in February
1997. During the second quarter of 1997, the price that the Company received under its long term gas sales contract for natural gas production from the Tantawan Field averaged approximately 54 Thai Baht per Mcf.
At the then prevailing currency exchange rates of approximately 25.5 Baht to the dollar, this equaled approximately $2.12 per Mcf. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" arrangement. Since that time, the value of the Baht has declined. As of July 31, 1997, the prevailing currency exchange rate was approximately 32 Baht to the dollar. The Company cannot predict what the Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile.

         NATURAL GAS PRODUCTION. The Company's natural gas production during the second quarter of 1997 averaged 216.8 million cubic feet ("MMcf") per day, an increase of approximately 103% from an average of
106.6 MMcf per day that the Company produced during the second quarter of 1996. The Company's natural gas production during the first six months of 1997 averaged 173.5 MMcf per day, an increase of approximately 59% from an average of 108.9 MMcf per day that the Company produced during the first six months of 1996.

         DOMESTIC PRODUCTION. The Company's domestic natural gas production during the second quarter of 1997 averaged 177.8 MMcf per day, an increase of approximately
67% from an average of 106.6 MMcf per day that the Company produced during the second quarter of 1996. The Company's domestic natural gas production during the first six months of 1997 averaged 145.1 MMcf per day, an increase of approximately 33% from an average of 108.9 MMcf per day that the Company produced during the first six months of 1996.
The increase in the Company's natural gas production during the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, was related in large measure to production from the Company's East Cameron Block 334 "E" platform, which commenced production in April 1997, and, to a lesser extent, the results of successful drilling in the Company's Lopeno Field in South Texas and its Eugene Island Block 261 field, that

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


was only partially offset by the anticipated decline from certain of the Company's properties. As of August 1, 1997, the Company was not a party to any future natural gas sales contracts.

         THAILAND PRODUCTION. The Company commenced production from its Tantawan Field early in
February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. During the second quarter of 1997, the Company's share of natural gas production from the Tantawan Field averaged approximately 39 MMcf per day. The Company anticipates that production will remain at approximately this level until October 1997, when, in accordance with the long term gas sales contract with the Petroleum Authority of Thailand for the Tantawan Field, natural gas production from the field is anticipated to increase to approximately 45 MMcf per day (net to the Company's working interest).

         CRUDE OIL AND CONDENSATE PRICES. Prices received by the Company for its crude oil and condensate production during the second quarter of 1997 averaged $18.35 per barrel, a decrease of approximately 19% from the average price of $22.58 per barrel that the Company received during the second quarter of 1996. Prices that the Company received for its crude oil and condensate production during the first six months of 1997 averaged $20.14 per barrel, a decrease of approximately 5% from an average price of $21.14 per barrel that the Company received during the first six months of 1996.

         DOMESTIC PRICES. Prices received by the Company for its domestic crude oil and condensate production during the second quarter of 1997 averaged $18.54 per barrel, a decrease of approximately 18% from the average price of $22.58 per barrel that the Company received during the second quarter of 1996. Prices that the Company received for its domestic crude oil and condensate production during the first six months of 1997 averaged $20.40 per barrel, a decrease of approximately 4% from an average price of $21.14 per barrel that the Company received during the first six months of 1996.

         THAILAND PRICES. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored in a Floating Production, Storage and Offloading System (the "FPSO") until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. Prices that the Company recorded for its crude oil and condensate production stored on the FPSO for the second quarter and first six months of 1997, were $17.26 and $18.15, respectively. Prices that the Company currently expects to receive for such production (and in fact did receive for its July 1997 sale) are based on world benchmark prices, which are denominated in dollars.

         CRUDE OIL AND CONDENSATE PRODUCTION. The Company's crude oil and condensate production during the second quarter of 1997 averaged 16,457 barrels per day, an increase of approximately 23% from an average of 12,605 barrels per day during the second quarter of 1996. The Company's crude oil and condensate production during the first six months of 1997 averaged 15,273 barrels per day, an increase of approximately 25% from an average of 12,247 barrels per day during the first six months of 1996.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


         DOMESTIC PRODUCTION. The Company's domestic crude oil and condensate production during the second quarter of 1997 averaged 14,065 barrels per day, an increase of approximately 12% from an average of 12,605 barrels per day during the second quarter of 1996. The Company's domestic crude oil and condensate production during the first six months of 1997 averaged 13,531 barrels per day, an increase of approximately 25% from an average of 12,247 barrels per day during the first six months of 1996. The increase in the Company's domestic crude oil and condensate production during the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from the success of the Company's ongoing development drilling and workover program in the offshore and onshore Gulf of Mexico regions.

         THAILAND PRODUCTION. The Company commenced production from its Tantawan Field early in February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. During the second quarter of 1997, the Company's share of crude oil and condensate production production from the Tantawan Field averaged approximately 2,392 barrels per day.

          NGL PRODUCTION AND "OTHER" NET REVENUE ITEMS. The Company's oil and gas revenues, and total liquid hydrocarbon production volumes reflect the production and sale of NGL by the Company. In addition, the Company's oil and gas revenues for the second quarter and first six months of 1997 and 1996 also reflect adjustments for various miscellaneous items of a non-recurring nature.

          Liquid products are often extracted from its natural gas streams and sold separately as NGL. All of the Company's NGL production comes from its domestic operations. The prices that the Company typically receives for its NGL production is related to crude oil prices. However, because NGL is extracted from liquid rich natural gas, the Company's NGL production volumes correlate most closely with increases (or decreases) from certain of the Company's natural gas fields. Natural gas production from the Company's East Cameron Block 334 "E" platform is considered to be relatively rich in NGL.

          The Company's NGL and "other" net revenues for the second quarter and first six months of 1997 increased $2,336,000 and $2,038,000, from the second quarter and first six months of 1996, respectively.
The increase in the Company's NGL and "other" net revenues for the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, was primarily related to an increase in the Company's NGL production from the Company's East Cameron 334 "E" platform, that was only partially offset by a decrease in the average price that the Company received for its NGL production.

          TOTAL LIQUID HYDROCARBON PRODUCTION. The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during the second quarter of 1997 was 20,997 barrels per day, an increase of approximately 39% from an average liquid hydrocarbon production of 15,077 barrels per day during the second quarter of 1996.
The Company's average liquid hydrocarbon production during the first six months of 1997 was 18,122 barrels per day, an increase of approximately
25% from an average liquid hydrocarbon production of 14,475 barrels per day during the first six months of 1996.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations



OPERATING COSTS AND EXPENSES

         LEASE OPERATING EXPENSES

         Lease operating expenses for the second quarter of 1997 were $16,191,000, an increase of approximately 76% from lease operating expenses of $9,205,000 for the second quarter of 1996.
Lease operating expenses for the first six months of 1997 were $28,488,000, an increase of approximately 58% from lease operating expenses of $18,080,000 for the first six months of 1996.
The increases in lease operating expenses for the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from expenses related to the leasing of equipment (principally the FPSO); increased operating activity by the Company and its industry partners; and increased costs to the Company (and the entire offshore oil industry) due to a shortage of qualified offshore service contractors and equipment, which has permitted such contractors to increase the costs of their services.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the second quarter of 1997 were $5,121,000, an increase of approximately 17% from general and administrative expenses of $4,383,000 for the second quarter of 1996. General and administrative expenses for the first six months of 1997 were $10,957,000, an increase of approximately 12% from general and administrative expenses of $9,804,000 for the first six months of 1996. The increases in general and administrative expenses for the second quarter and first six months of 1997, compared with the second quarter and first six months of 1996, were related to, among other things, an increase in the size of the Company's work force and leased office space in the United States and Bangkok, Thailand and normal salary and concomitant benefit expense adjustments that were partially offset by decreases in miscellaneous general and administrative expense items.

         EXPLORATION EXPENSES

         Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the second quarter of 1997 were $4,053,000, an increase of approximately 1% from exploration expenses of $3,996,000 for the second quarter of 1996. The increase in exploration expenses for the second quarter of 1997, compared to the second quarter of 1996, resulted primarily from increased geophysical activity by the Company in the Gulf of Mexico and an increase in delay rentals, which was not entirely offset by a decrease in geophysical activity in other areas in which the Company is currently conducting geophysical operations. Exploration expenses for the first six months of 1997 were $5,953,000, a decrease of approximately 24% from exploration expenses of $7,876,000 for the first six months of 1996. The decrease in exploration expenses for the first six months of 1997, compared to the first six months of 1996, resulted primarily from a decrease in expenses resulting from the completion of a 3-D seismic survey by the Company on its leases in South Louisiana and East Texas in the first six months of 1996, which was partially offset by increased expenses resulting from geophysical activity by the Company in the Gulf of Mexico; and also by increased delay rental payments.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


         DRY HOLE AND IMPAIRMENT EXPENSES

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the second quarter of 1997 were $4,086,000, an increase of approximately 59% from dry hole and impairment expenses of $2,568,000 for the second quarter of 1996. The Company's dry hole and impairment expenses for the first six months of 1997 were $5,007,000, a decrease of approximately 2% from dry hole and impairment expenses of $5,118,000 for the first six months of 1996.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES

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

         The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center (generally, a field by field) basis using the units of production method. The Company's DD&A expense for the second quarter of
1997 was $28,457,000, an increase of approximately 80% from DD&A expense of $15,793,000 for the second quarter of 1996. The Company's
DD&A expense for the first six months of 1997 was $46,877,000, an increase of approximately 49% from DD&A expense of $31,506,000 for the first six months of 1996. The increases in DD&A expense for the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from increased production of oil and gas from the Company's properties and, to a much lesser extent, a slight increase in the Company's composite DD&A rate. The composite DD&A rate for all of the Company's producing fields for the second quarter of 1997 was $0.90 per equivalent Mcf ($5.38 per equivalent barrel), an increase of approximately 3% from a composite DD&A rate of $0.87 per equivalent
Mcf ($5.22 per equivalent barrel) for the second quarter of 1996.

         The composite DD&A rate for all of the Company's producing fields for the first six months of 1997 was $0.90 per equivalent Mcf ($5.41 per equivalent barrel), an increase of approximately 3% from a composite DD&A rate of $0.87 per equivalent Mcf ($5.24 per equivalent barrel) for the first six months of 1996. The increase in the composite DD&A rate for all of the Company's producing fields for the second quarter and the first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Company's recent historical composite DD&A rate.  The
Company produced 31,197,000 equivalent Mcf (5,200,000 equivalent barrels) during the second quarter of 1997, an increase of approximately 74% from the 17,932,000 equivalent Mcf (2,989,000 equivalent barrels) produced by the Company during the second quarter of 1996.
The Company produced 51,178,000 equivalent Mcf (8,530,000 equivalent barrels) during the first six months of 1997, an increase of approximately 44% from the 35,628,000 equivalent Mcf (5,938,000 equivalent barrels) produced by the Company during the first six months of 1996.

INTEREST

         INTEREST CHARGES

         The Company incurred interest charges for the second quarter of 1997 of $5,536,000, an increase of approximately 75% from interest charges of $3,172,000 for the second quarter of 1996.
Interest charges incurred by the Company for the first six months of 1997 were $9,831,000, an increase of approximately 59% from interest charges of $6,184,000 for the first six months of 1996.
The increases in interest charges for the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased amortization and debt issuance expenses resulting from the issuance of the 2006 Notes, that were partially offset by lower average interest rate levels on the debt outstanding (resulting primarily from the retirement of the 8% Debentures and the issuance of the 2006 Notes that bear interest at a 5-1/2% annual interest rate).

         CAPITALIZED INTEREST EXPENSE

         Capitalized interest expense for
the second quarter of 1997 was $760,000, a decrease of approximately
24% from capitalized interest expense of $1,004,000 for the first quarter of 1996. The decrease in capitalized interest expense for the second quarter of 1997, compared to the second quarter of 1996, resulted primarily the cessation of the requirement to capitalize interest expense attributable to capital expenditures on properties once production commences from such properties. A substantial percentage of the Company's capitalized interest expense during 1996 and most of the first quarter of 1997 resulted from capitalization of interest related to capital expenditures for the development of the Tantawan Field (which commenced production in early February 1997) and the East Cameron Block 334 "E" platform field (which commenced production in early April 1997). Capitalized interest expense for the first six months of 1997 was $2,630,000, an increase of approximately 44% from capitalized interest expense of $1,830,000 for the first six months of 1996. For the reasons enumerated above, the increase in capitalized interest expense for the first six months of 1997, compared to the first six months of 1996, resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties, principally capital expenditures related to the Company's development of the Tantawan Field and the East Cameron Block 334 "E" platform during the first quarter of 1997, which substantially exceeded the Company's capital expenditures on non-producing properties (principally the Tantawan Field) during the first six months of 1996.

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


         As of August 1, 1997, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate that the Company would pay on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.

INCOME TAX EXPENSE

         Income tax expense for the second quarter of 1997 was $4,955,000, an increase of approximately 7% from income tax expense of $4,647,000 for the second quarter of 1996. Income tax expense for the first six months of 1997 was $11,708,000, an increase of approximately 50% from income tax expense of $7,794,000 for the first six months of 1996. The increase in income tax expense for the second quarter and first six months of 1997, compared to the second quarter and first six months of 1996, resulted primarily from increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES --

CASH FLOWS

          The Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1997, reflects net cash provided by operating activities of $73,807,000 (including an income tax refund of $7,037,000 which was partially offset by a payment of estimated income taxes of $4,500,000). In addition to net cash provided by operating activities, the Company received net proceeds of $97,270,000 from the issuance of the 2007 Notes on May 22, 1997, $958,000 from the exercise of stock options and $100,000 from the sale of certain non-strategic properties.

        During the first six months of 1997, the Company invested $112,617,000 of such cash flow in capital projects, repaid a net $8,000,000 under its revolving credit facility and paid $2,002,000 ($0.03 per share for each of the first two quarters of 1997) in cash dividends to holders of the Company's common stock. Of the $112,617,000 invested in capital projects, $56,961,000 was applicable to 1996 capital projects and $55,656,000 was applicable to 1997 capital projects. As of June 30, 1997, the Company's cash and cash investments were $23,505,000 and its long-term debt stood at $338,205,000.

FUTURE CAPITAL REQUIREMENTS

         The Company's capital and exploration budget for 1997, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $210,000,000. In addition to anticipated capital and exploration expenses, other material 1997 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, interest expense and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on August 22, 1997 to stockholders of record as of August 8, 1997.
The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its revolving credit facility and

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1997 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1997 and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

NEW DEBT INSTRUMENTS

2007 NOTES

         On May 22, 1997, the Company issued $100,000,000 of 8 3/4%
Senior Subordinated Notes due 2007 (the "2007 Notes"). The proceeds from the issuance of the 2007 Notes were used to repay amounts outstanding under the Company's bank revolving credit agreement, and to purchase short-term cash investments. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1997. The 2007 Notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes its obligations under its bank revolving credit agreement and its unsecured credit lines, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes and the 2004 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The
2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company (as more fully described therein) that are customary for senior subordinated indebtedness generally, including covenants limiting: incurrence of indebtedness, including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

AMENDED AND RESTATED CREDIT AGREEMENT

          Effective August 1, 1997, the Company entered into an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides for an unsecured $250,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of both domestic and Thai properties less, in certain circumstances, the present value of interest payments on a portion of certain subordinated indebtedness, including the 2007 Notes.
The domestic borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based primarily on the discounted present value of future net revenues from the Company's domestic oil and gas reserves. The portion of the borrowing base which is composed of properties

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


located in the Kingdom of Thailand is also determined semi-annually, but may, at the lenders discretion, be redetermined once more during each semi-annual period. The value of this portion of the borrowing base is determined by the lenders applying their usual and customary criteria for oil and gas evaluation. As of August 1, 1997, the Company's total borrowing base, including both domestic and Thai properties, exceeded $250,000,000.
The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement currently bear interest at a base (prime) rate or LIBOR plus 5/8%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged. The commitment fee is currently 0.25% per annum on the unborrowed amount under the Credit Agreement that is designated as "active" and 0.10% per annum on the unborrowed amount under the Credit Agreement that is designated as "inactive." Of the $250,000,000 that is currently available under the Credit Agreement (subject to borrowing base limitations), $125,000,000 is designated as "active" and $125,000,000 is designated as "inactive."

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 4.    Submission of Matters to a Vote of Security-Holders

           The registrant held it annual meeting of stockholders in Houston, Texas on April 22, 1997. The following sets forth the items that were put to a vote of the stockholders and the results thereof concerning:

           (A) the election of four directors, each for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees as listed in the proxy statement and all such nominees were elected;

           (B) the appointment of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the registrant for the year 1997, with 31,153,313 shares of stock cast for the appointment, 17,034 against the appointment, and 13,873 abstentions and broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 4(a)   -- Amended and Restated Credit Agreement dated as of
                           August 1, 1997, among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent.

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









Date:  August 8, 1997