Form 10-Q
period 1997-09-30
POGO PRODUCING CO
filed 1997-11-13
CIK 230463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED     September 30, 1997

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



           Registrant's number of common shares outstanding as of September 30, 1997: 33,527,854

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                  ---------------------------------       -------------------------------
                                                       1997              1996                 1997              1996
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                  $      77,318     $        48,233       $   213,913      $      147,993
     Gains (losses) on sales                               (141)               --               1,318               (165)
                                                  -------------     ---------------       -----------      --------------
          Total                                          77,177              48,233           215,231             147,828
                                                  -------------     ---------------       -----------      --------------
Operating Costs and Expenses:
     Lease operating                                     16,628               9,676            45,116              27,756
     General and administrative                           4,789               3,930            15,746              13,734
     Exploration                                          1,870               4,257             7,823              12,133
     Dry hole and impairment                              1,919               2,043             6,926               7,161
     Depreciation, depletion and amortization            29,112              15,412            75,989              46,918
                                                  -------------     ---------------       -----------      --------------
          Total                                          54,318              35,318           151,600             107,702
                                                  -------------     ---------------       -----------      --------------

Operating Income                                         22,859              12,915            63,631              40,126
                                                  -------------     ---------------       -----------      --------------
Interest:
     Charges                                             (5,940)             (3,307)          (15,771)             (9,491)
     Income                                                 142                  60               271                 199
     Capitalized                                            833               1,069             3,463               2,899
Foreign Currency Transaction Loss                        (6,522)               --              (6,522)               --
                                                  -------------     ---------------       -----------      --------------
Income Before Income Taxes                               11,372              10,737            45,072              33,733

Income Tax Expense                                       (3,986)             (3,766)          (15,694)            (11,560)
                                                  -------------     ---------------       -----------      --------------
Income Before Extraordinary Loss                          7,386               6,971            29,378              22,173

Extraordinary Loss on
     Early Extinguishment of Debt (net of taxes)           --                  --                --                  (821)
                                                  -------------     ---------------       -----------      --------------
Net Income                                        $       7,386     $         6,971       $    29,378      $       21,352
                                                  =============     ===============       ===========      ==============

Primary Earnings Per Share:
     Income before extraordinary loss             $        0.22     $          0.21       $      0.86      $         0.65
     Extraordinary loss                                    --                   --               --                 (0.02)
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.22     $          0.21       $      0.86      $         0.63
                                                  =============     ===============       ===========      ==============
 Fully Diluted Earnings Per Share:
     Income before extraordinary loss             $        0.21     $          0.20       $      0.83      $         0.65
     Extraordinary loss                                    --                   --               --                 (0.02)
                                                  -------------     ---------------       -----------      --------------
     Net Income                                   $        0.21     $          0.20       $      0.83      $         0.63
                                                  =============     ===============       ===========      ==============

 Dividends Per Common Share                       $        0.03     $          0.03       $      0.09      $         0.09
                                                  =============     ===============       ===========      ==============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                          September 30,        December 31,
                                                                                              1997                  1996
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $       12,444       $       3,054
                     Accounts receivable                                                         38,547              30,031
                     Other receivables                                                           52,668              35,027
                     Inventory - Product                                                          5,009                --
                     Inventories - Tubulars                                                       8,997               6,165
                     Other                                                                        1,050                 641
                                                                                          -------------       -------------
                          Total current assets                                                  118,715              74,918
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                   1,253,619           1,079,523
                          Unevaluated properties and properties
                               under development, not being amortized                            87,064             111,192
                     Other, at cost                                                              11,885               8,773
                                                                                         --------------       -------------
                                                                                              1,352,568           1,199,488
                     Less--accumulated depreciation, depletion and
                          amortization, including $5,680 and $4,822,
                          respectively, applicable to other property                            889,752             814,623
                                                                                         --------------       -------------
                                                                                                462,816             384,865
                                                                                         --------------       -------------
                Other                                                                            26,557              19,459
                                                                                         --------------       -------------
                                                                                         $      608,088       $     479,242
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable - operating activities                             $       11,812       $       7,676
                     Accounts payable - investing activities                                     41,799              56,961
                     Accrued interest payable                                                     5,419               1,957
                     Accrued payroll and related benefits                                         2,148               1,490
                     Other                                                                           32                 163
                                                                                         --------------       -------------
                         Total current liabilities                                               61,210              68,247
                Long-Term Debt                                                                  340,199             246,230
                Deferred Federal Income Tax                                                      54,298              46,321
                Deferred Credits                                                                 13,175              11,162
                                                                                         --------------       -------------
                          Total liabilities                                                     468,882             371,960
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 100,000,000 shares
                          authorized, 33,543,429 and
                          33,321,381 shares issued, respectively                                 33,544              33,321
                     Additional capital                                                         144,687             139,337
                     Retained earnings (deficit)                                                (38,701)            (65,075)
                     Treasury stock and other, at cost                                             (324)               (301)
                                                                                         --------------       -------------
                          Total shareholders' equity                                            139,206             107,282
                                                                                         --------------       -------------
                                                                                         $      608,088       $     479,242
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         -----------------------------------
                                                                                              1997                 1996
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash Flows from Operating Activities:
                     Cash received from customers                                        $      197,367       $      148,789
                     Operating, exploration, and general
                          and administrative expenses paid                                      (64,549)             (56,394)
                     Interest paid                                                              (12,309)              (9,039)
                     Federal income taxes received                                                7,037                 --
                     Federal income taxes paid                                                  (13,500)             (12,500)
                     Other                                                                       (1,064)              (1,790)
                                                                                         --------------       --------------
                          Net cash provided by operating activities                             112,982               69,066
                                                                                         --------------       --------------

                Cash Flows from Investing Activities:
                     Capital expenditures                                                      (163,203)            (106,395)
                     Purchase of proved reserves                                                (28,617)                --
                     Proceeds from the sale of properties                                           100                  100
                                                                                         --------------       --------------
                          Net cash used in investing activities                                (191,720)            (106,295)
                                                                                         --------------       --------------

                Cash Flows from Financing Activities:
                     Proceeds from issuance of new debt                                         100,000              115,000
                     Borrowings under senior debt agreements                                    408,000              105,000
                     Payments under senior debt agreements                                     (414,000)            (138,000)
                     Payments of cash dividends on common stock                                  (3,004)              (2,981)
                     Purchase of 8% debentures due 2005                                            --                (40,699)
                     Payment of debt issue expenses                                              (3,144)              (3,060)
                     Proceeds from exercise of stock options                                      3,800                2,965
                                                                                         --------------       --------------
                          Net cash provide by financing activities                               91,652               38,225
                                                                                         --------------       --------------
                Effect of Exchange Rate Changes                                                  (3,524)                  35
                                                                                         --------------       --------------

                Net Increase in Cash and Cash Investments                                         9,390                1,031
                Cash and Cash Investments at the Beginning of the Year                            3,054                4,481
                                                                                         --------------       --------------
                Cash and Cash Investments at the End of the Period                       $       12,444       $        5,512
                                                                                         ==============       ==============

                Reconciliation of Net Income to Net
                     Cash Provided by Operating Activities:
                     Net income                                                          $       29,378       $       21,352
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Extraordinary loss on early extinguishment
                                 of debt (net of taxes)                                            --                    821
                               Foreign currency transaction loss                                  6,522                 --
                               (Gains) losses from the sale of properties                        (1,318)                 165
                               Depreciation, depletion and amortization                          75,989               46,918
                               Dry hole and impairment                                            6,926                7,161
                               Interest capitalized                                              (3,463)              (2,899)
                               Deferred federal income taxes                                      9,719                 (246)
                               Change in operating assets and liabilities                       (10,771)              (4,206)
                                                                                         --------------       --------------
                Net Cash Provided by Operating Activities                                $      112,982       $       69,066
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                     Nine Months Ended September 30,
                                                       --------------------------------------------------------------
                                                                 1997                              1996
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,321,381    $     33,321       33,006,972      $      33,007
     Conversion of 2004 Notes                               1,396               1              901                  1
     Conversion of 8% Debentures                             --              --             32,898                 33
     Stock options exercised                              220,652             222          235,132                235
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           33,543,429          33,544       33,275,903             33,276
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         139,337                             132,881
     Conversion of 2004 Notes                                                  30                                  19
     Conversion of 8% Debentures                                             --                                 1,267
     Stock options exercised                                                5,320                               4,155
                                                                   --------------                       -------------
     Balance at end of period                                             144,687                             138,322
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (65,075)                            (93,856)
     Net income                                                            29,378                              21,352
     Dividends ($0.09 per common share)                                    (3,004)                             (2,981)
                                                                     ------------                       -------------
     Balance at end of period                                             (38,701)                            (75,485)
                                                                     ------------                       -------------
Treasury Stock and Other:
     Balance at beginning of year                         (15,575)           (301)         (15,575)              (324)
     Activity during the period                              --               (23)            --                   35
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (289)
                                                       ----------    ------------       ----------      -------------

Common Stock Outstanding,
     at the End of the Period                          33,527,854                       33,260,328
                                                       ==========                       ==========

Total Shareholders' Equity                                           $    139,206                       $      95,824
                                                                     ============                       =============





          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(1)  General Information -

          The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain reclassifications have been made to prior period presentations to conform to the presentation in the current period. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report.


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at September 30, 1997 and December 31, 1996, consists of the following:

                                                                            September 30,        December 31,
                                                                                1997                  1996
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        Prime rate based loans, borrowings at
          interest rates of 8.5% and 8.25%, respectively                   $        4,000       $      13,000
        LIBO Rate based loans, borrowings at average
          interest rates of 6.32% and 6.59%, respectively                          25,000              22,000
      Uncommitted credit lines with banks, borrowings at
          average interest rates of 6.61% and 7.0%, respectively                   10,000              10,000
                                                                           --------------       -------------
      Total senior debt                                                            39,000              45,000
                                                                           --------------       -------------
Subordinated debt --
      8 3/4% Senior subordinated notes due 2007                                   100,000                --
      5 1/2% Convertible subordinated notes due 2004                               86,199              86,230
      5 1/2% Convertible subordinated notes due 2006                              115,000             115,000
                                                                           --------------       -------------
      Total subordinated debt                                                     301,199             201,230
                                                                           --------------       -------------
Long-term debt                                                             $      340,199       $     246,230
                                                                           ==============       =============


          Effective August 1, 1997, the Company entered into an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides for an unsecured $250,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of both domestic and Thai properties less, in certain circumstances, the present value of interest payments on a portion of certain subordinated indebtedness, including the 2007 Notes.
The domestic borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based primarily on the discounted present value of future net revenues from the Company's domestic oil and gas reserves. The portion of the borrowing base which is composed of properties located in the Kingdom of Thailand is also determined semi-annually, but may, at the lenders' discretion, be redetermined once more during each semi-annual period. The value of this portion of the borrowing base is determined by the lenders applying their usual and customary criteria for oil and gas evaluation. As of October 1, 1997, the Company's total borrowing base, including both domestic and Thai properties, exceeded $250,000,000.
The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(2) Long-Term Debt     (Continued)

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

          On May 22, 1997, the Company issued $100,000,000 of 8 3/4%
Senior Subordinated Notes due 2007 (the "2007 Notes"). The proceeds from the issuance of the 2007 Notes were used to repay amounts outstanding under the Company's bank revolving credit agreement, and to purchase short-term cash investments. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1997. The 2007 Notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under its bank revolving credit agreement and its unsecured credit lines, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes and the 2004 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The
2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company (as more fully described therein) that are customary for senior subordinated indebtedness generally, including covenants limiting: incurrence of indebtedness, including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

          Refer to Note 3 of the Notes to Consolidated Financial
Statements included in the Company's latest annual report for a further discussion of the 5 1/2%
Convertible Subordinated Notes due 2004 (the "2004 Notes") and the 5 1/2% Convertible Subordinated Notes due 2006 (the "2006 Notes").

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(3)  Earnings per Share -

     Earnings per share (in thousands, except per share amounts) are based on the following:

                                          Three Months Ended              Nine Months Ended
                                          September 30, 1997              September 30, 1997
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share   Income    Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Earnings and shares outstanding      $   7,386     33,403             $ 29,378   33,374
Effect of dilutive securities --
  Options at average price                --          803                 --        805
                                     _________  _________             ________  _______
Primary earnings per share           $   7,386     34,206  $  0.22    $ 29,378   34,179  $  0.86
                                                           =======                       =======
  Options at closing price                --           50                 --         22
  2004 Notes                               770      3,885                2,311    3,885
                                     ---------  ---------             --------  -------
Fully diluted earnings per share     $   8,156     38,141  $  0.21    $ 31,689   38,086  $  0.83
                                     =========  =========  =======    ========  =======  =======

Antidilutive securities --
  Options at average price                --           20  $ 44.54        --        468  $ 40.83
  2006 Notes                         $   1,028      2,726  $  0.38    $  3,083    2,726  $  1.13

                                          Three Months Ended             Nine Months Ended
                                          September 30, 1996             September 30, 1996
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share  Income(a)  Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Earnings and shares outstanding      $   6,971     33,243             $ 22,173   33,180
Effect of dilutive securities --
  Options at average price                --          780                 --        517
                                     ---------  ---------             --------   ------
Primary earnings per share           $   6,971     34,023  $  0.21    $ 22,173   33,697  $  0.65
                                                           =======                       =======
  Options at closing price                --            8                 --         10
  2004 Notes                               771      3,886                2,312    3,886
                                     ---------  ---------             --------  -------
Fully diluted earnings per share     $   7,742     37,917  $  0.20    $ 24,485   37,593  $  0.65
                                     =========  =========  =======    ========  =======  =======

Antidilutive securities --
  Options at average price                --           64  $ 36.15        --         64  $ 36.15
  8% Debentures                           --         --       --      $  1,081      702  $  1.54
  2006 Notes                         $   1,028      2,726  $  0.38    $  1,172    1,036  $  1.13

----------------
(a) Income before extraordinary loss

        The 8% Convertible Subordinated Debentures due 2005 (the "8% Debentures"), retired on June 28, 1996, were common stock equivalents. The 2004 Notes and the 2006 Notes (issued on June 18, 1996) are not common stock equivalents.

                   Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3) EARNINGS PER SHARE    (Continued)

        In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). It is effective for periods ending after December 15, 1997, and early adoption is not permitted. The following is the pro forma effect (in thousands, except per share amounts) of applying the provisions of SFAS 128 to the periods indicated:

                                          Three Months Ended             Nine Months Ended
                                          September 30, 1997             September 30, 1997
                                    -------------------------------  ---------------------------
                                              (Pro Forma)                    (Pro Forma)
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share   Income    Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Basic earnings per share             $   7,386     33,405  $  0.22    $ 29,378   33,374  $  0.88
                                                           =======                       =======
Effect of dilutive securities  --
  Options at average price                --          803                 --        805
  2004 Notes                               770      3,885                2,311    3,885
                                     ---------  ---------             --------  -------
Diluted earnings per share           $   8,156     38,091  $  0.21    $ 31,689   38,064  $  0.83
                                     =========  =========  =======    ========  =======  =======


                                          Three Months Ended             Nine Months Ended
                                          September 30, 1996               September 30, 1996
                                    -------------------------------  ---------------------------
                                              (Pro Forma)                    (Pro Forma)
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share  Income(a)  Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Basic earnings per share             $   6,971     33,243  $  0.21    $ 22,173   33,180  $  0.67
                                                           =======                       =======
Effect of dilutive securities --
  Options at average price                --          780                 --        517
  2004 Notes                               771      3,886                2,312    3,886
                                     ---------  ---------             --------  -------
Diluted earnings per share           $   7,742     37,909  $  0.20    $ 24,485   37,583  $  0.65
                                     =========  =========  =======    ========  =======  =======

----------------
(a) Income before extraordinary loss

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

          This discussion should be read in conjunction with Management's Discussion and Analysis of Financial
Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1996, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.


RESULTS OF OPERATIONS --

INCOME AND REVENUE DATA

NET INCOME

          The Company reported net income for the
third quarter of 1997 of $7,386,000 or $0.22 per share
($0.21 on a fully diluted basis) compared to net income for the third quarter of 1996 of $6,971,000 or $0.21 per share ($0.20 on a fully diluted basis). For the first nine months of 1997, the Company reported net income of $29,378,000 or $0.86 per share ($0.83 on a fully diluted basis) compared to net income for the first nine months of 1996 of $21,352,000 or $0.63 per share (on both a primary and a fully diluted basis). The Company recorded an extraordinary loss during the second quarter of 1996 of $821,000, or $0.02 per share related to the early retirement of the Company's 8% Debentures with the proceeds from the Company's issuance of its 2006 Notes on June 18, 1996. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the third quarter and first nine months of 1997 of 34,206,000 and 34,179,000, respectively, compared to 34,023,000 and 33,697,000, respectively, for the third quarter and first nine months of 1996. The increases in the weighted average number of common and common equivalent shares outstanding for the 1997 periods, compared to the 1996 periods, resulted primarily from the issuance of shares of common stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per share computations on a fully diluted basis in the 1997 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of the Company's 2004 Notes
(the only convertible securities of the Company that were dilutive during any of the periods presented) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The weighted average number of shares of common and common equivalent shares outstanding on a fully diluted basis for the third quarter and first nine months of 1997 were 38,141,000 and 38,085,000, respectively, compared to 37,917,000 and 37,593,000 respectively, for the third quarter and first nine months of 1996. Earnings applicable to common stock, assuming full dilution and, with respect to the 1996 periods, after giving effect to an extraordinary loss of $821,000, for the first nine months of 1997 were $8,156,000 and $31,689,000, respectively, compared to $7,742,000 and $23,664,000, respectively, for the third quarter and first nine months of 1996.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations

   REVENUES

          TOTAL REVENUES

          The Company's total revenues for the third quarter of 1997 were $77,177,000, an increase of approximately 60% compared to total revenues of $48,233,000 for the third quarter of 1996. The
Company's total revenues for the first nine months of 1997 were $215,231,000, an increase of approximately 46% compared to total revenues of $147,828,000 for the first nine months of 1996. The increase in the Company's total revenues for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from increases in the the Company's natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) production volumes, that were only partially offset by decreases in the average price that the Company received for its liquid hydrocarbon production. In addition, the total revenues for the third quarter were reduced by $141,000 due to an accounting adjustment in connection with the gain recorded in the second quarter for the sale of certain excess equipment. Total revenues for the first nine months of 1997 reflect a net gain on sales of $1,318,000, primarily related to the gain on the sale of excess equipment discussed previously, while the Company's total revenues for the first nine months of of 1996 were adversely affected by a $165,000 loss resulting from the sale of a non-strategic property.

          OIL AND GAS REVENUES.

          The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the third quarter and first nine months of 1997 and the same periods in the preceding year.

                                             3rd Qtr '97    9 mos. '97
                                             Compared to    Compared to
                                             3rd Qtr '96    9 mos. '96
                                             -----------    ----------
Increase (decrease) in oil and gas revenues
   resulting from differences in :

     Natural gas --
       Price  . . . . . . . . . . . . . . . . $     945     $     267
       Production . . . . . . . . . . . . . .    20,538        47,755
                                              ---------     ---------
                                                 21,483        48,022
                                              ---------     ---------
     Crude oil and condensate --
       Price  . . . . . . . . . . . . . . . .    (3,814)       (6,453)
       Production . . . . . . . . . . . . . .     9,332        20,229
                                              ---------     ---------
                                                  5,518        13,776
                                              ---------     ---------

     NGL and other, net . . . . . . . . . . .     2,084         4,122
                                              ---------     ---------
     Increase in oil and gas revenues . . . . $  29,085     $  65,920
                                              =========     =========

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


        NATURAL GAS PRICES. Prices per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the third quarter of 1997 averaged $2.25 per Mcf, an increase of approximately
4% from an average price of $2.16 per Mcf that the Company received for its production during the third quarter of 1996. Prices that the Company received for its natural gas production during the first nine months of 1997 averaged $2.31 per Mcf, a slight increase from an average price of $2.30 per Mcf that the Company received for its domestic natural gas production during the first nine months of 1996.

        DOMESTIC PRICES. Prices that the Company received for its domestic natural gas production during the third quarter of 1997 averaged $2.31 per Mcf, an increase of approximately 7% from an average price of $2.16 per Mcf that the Company received for its domestic natural gas production during the third quarter of 1996. Prices that the Company received for its domestic natural gas production during the first nine months of 1997 averaged $2.37 per Mcf, an increase of approximately 3% from an average price of $2.30 per Mcf that the Company received for its domestic natural gas production during the first nine months of 1996.

        THAILAND PRICES. The Company's Tantawan Field located in the Kingdom of Thailand commenced production of natural gas and liquid hydrocarbons in February
1997. During the third quarter of 1997, the price that the Company received under its long term gas sales contract for natural gas production from the Tantawan Field averaged approximately 60.5 Thai Baht per Mcf.

         NATURAL GAS PRODUCTION. The Company's natural gas production during the third quarter of 1997 averaged 206.1 million cubic feet ("MMcf") per day, an increase of approximately 93% from an average of
106.9 MMcf per day that the Company produced during the third quarter of 1996. The Company's natural gas production during the first nine months of 1997 averaged 184.5 MMcf per day, an increase of approximately 70% from an average of 108.3 MMcf per day that the Company produced during the first nine months of 1996.

         DOMESTIC PRODUCTION. The Company's domestic natural gas production during the third quarter of 1997 averaged 166.7 MMcf per day, an increase of approximately
56% from an average of 107.0 MMcf per day that the Company produced during the third quarter of 1996. The Company's domestic natural gas production during the first nine months of 1997 averaged 152.4 MMcf per day, an increase of approximately 41% from an average of 108.3 MMcf per day that the Company produced during the first nine months of 1996.
The increase in the Company's natural gas production during the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, was related in large measure to production from the Company's East Cameron Block 334 "E" platform, which commenced production in April 1997, and, to a lesser extent, the results of successful drilling in the Company's Lopeno Field in South Texas and its Eugene Island Block 261 field, that was only partially offset by the anticipated decline from certain of the Company's properties. As of October 1, 1997, the Company was not a party to any future natural gas sales contracts.

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations

         THAILAND PRODUCTION. The Company commenced production from its Tantawan Field early in
February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. During the third quarter of 1997, the Company's share of natural gas production from the Tantawan Field averaged approximately 39.3 MMcf per day. Commencing in October 1997, in accordance with the long term gas sales contract with the Petroleum Authority of Thailand for the Tantawan Field, natural gas production from the field is anticipated to increase to approximately 47 MMcf per day (net to the Company's working interest).

         CRUDE OIL AND CONDENSATE PRICES. Prices received by the Company for its crude oil and condensate production during the third quarter of 1997 averaged $18.62 per barrel, a decrease of approximately 16% from the average price of $22.15 per barrel that the Company received during the third quarter of 1996. Prices that the Company received for its crude oil and condensate production during the first nine months of 1997 averaged $19.58 per barrel, a decrease of approximately 9% from an average price of $21.47 per barrel that the Company received during the first nine months of 1996.

         DOMESTIC PRICES. Prices received by the Company for its domestic crude oil and condensate production during the third quarter of 1997 averaged $18.42 per barrel, a decrease of approximately 17% from the average price of $22.15 per barrel that the Company received during the third quarter of 1996. Prices that the Company received for its domestic crude oil and condensate production during the first nine months of 1997 averaged $19.69 per barrel, a decrease of approximately 8% from an average price of $21.47 per barrel that the Company received during the first nine months of 1996.

         THAILAND PRICES. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored in a Floating Production, Storage and Offloading System (the "FPSO") until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. Prices that the Company recorded for its crude oil and condensate production stored on the FPSO for the third quarter and first nine months of 1997, were $19.83 and $18.84, respectively. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are currently expected on future crude oil sales to be paid in U.S. dollars.

         CRUDE OIL AND CONDENSATE PRODUCTION. The Company's crude oil and condensate production during the third quarter of 1997 averaged 17,171 barrels per day, an increase of approximately 46% from an average of 11,723 barrels per day during the third quarter of 1996. The Company's crude oil and condensate production during the first nine months of 1997 averaged 15,856 barrels per day, an increase of approximately 31% from an average of 12,071 barrels per day during the first nine months of 1996.

         DOMESTIC PRODUCTION. The Company's domestic crude oil and condensate production during the third quarter of 1997 averaged 14,869 barrels per day, an increase of approximately 27% from an average of 11,723 barrels per day during the third quarter of 1996. The Company's domestic crude oil and condensate production during the first nine months of 1997 averaged 13,927 barrels

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations

per day, an increase of approximately 15% from an average of 12,071 barrels per day during the first nine months of 1996. The increase in the Company's domestic crude oil and condensate production during the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from increased condensate production from wells located in the Gulf of Mexico, that was only partially offset by the anticipated decline from certain of the Company's properties.

         THAILAND PRODUCTION. The Company commenced production from its Tantawan Field early in February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. During the third quarter and first nine months of 1997, the Company's share of crude oil and condensate production production from the Tantawan Field averaged approximately 2,304 barrels and 1,930 barrels per day, respectively.

          NGL PRODUCTION AND "OTHER" NET REVENUE ITEMS. The Company's oil and gas revenues, and its total liquid hydrocarbon production volumes, reflect the production and sale of NGL by the Company.
In addition, the Company's oil and gas revenues for the third quarter and first nine months of 1997 and 1996 also reflect adjustments for various miscellaneous items. The Company's NGL and "other" net revenues for the third quarter and first nine months of 1997 increased $2,084,000 and $4,122,000, from the third quarter and first nine months of 1996, respectively.
The increase in the Company's NGL and "other" net revenues for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, was primarily related to an increase in the Company's NGL production from the Company's East Cameron 334 "E" platform, and, to a lesser extent, by an increase in net revenues from miscellaneous other items, that was only partially offset by a decrease in the average price that the Company received for its NGL production.

          TOTAL LIQUID HYDROCARBON PRODUCTION. The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during the third quarter of 1997 was 21,557 barrels per day, an increase of approximately 54% from an average liquid hydrocarbon production of 13,995 barrels per day during the third quarter of 1996.
The Company's average liquid hydrocarbon production during the first nine months of 1997 was 19,280 barrels per day, an increase of approximately
35% from an average liquid hydrocarbon production of 14,314 barrels per day during the first nine months of 1996.


OPERATING COSTS AND EXPENSES

         LEASE OPERATING EXPENSES

         Lease operating expenses for the third quarter of 1997 were $16,628,000, an increase of approximately 72% from lease operating expenses of $9,676,000 for the third quarter of 1996.
Lease operating expenses for the first nine months of 1997 were $45,116,000, an increase of approximately 63% from lease operating expenses of $27,756,000 for the first nine months of 1996.
The increases in lease operating expenses for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from expenses related to the leasing of equipment (principally expenses of $4,324,456 for the third quarter and $10,881,594 for the first nine months of 1997 in connection with the FPSO); increased operating activity by the

          Pogo Producing Company and Subsidiaries
          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Company and its industry partners;
and increased costs to the Company (and the entire offshore oil industry) due to a shortage of qualified offshore service contractors and equipment, which has permitted such contractors to increase the costs of their services.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the third quarter of 1997 were $4,789,000, an increase of approximately 22% from general and administrative expenses of $3,930,000 for the third quarter of 1996. General and administrative expenses for the first nine months of 1997 were $15,746,000, an increase of approximately 15% from general and administrative expenses of $13,734,000 for the first nine months of 1996. The increases in general and administrative expenses for the third quarter and first nine months of 1997, compared with the third quarter and first nine months of 1996, were primarily related to salary and benefit expenses incurred in connection with the increase in the Company's work force in Bangkok, Thailand as a result of the Company's increased operating activities there.

         EXPLORATION EXPENSES

         Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the third quarter of 1997 were $1,870,000, a decrease of approximately 56% from exploration expenses of $4,257,000 for the third quarter of 1996. Exploration expenses for the first nine months of 1997 were $7,823,000, a decrease of approximately 36% from exploration expenses of $12,133,000 for the first nine months of 1996. The decrease in exploration expenses for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from costs associated with conducting several 3-D seismic surveys by the Company on its leases in South Louisiana and East Texas in the third quarter and first nine months of 1996 for which no similar costs were incurred during the 1997 comparative periods.

         DRY HOLE AND IMPAIRMENT EXPENSES

         Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the third quarter of 1997 were $1,919,000, a decrease of approximately 6% from dry hole and impairment expenses of $2,043,000 for the third quarter of 1996. The Company's dry hole and impairment expenses for the first nine months of 1997 were $6,926,000, a decrease of approximately 3% from dry hole and impairment expenses of $7,161,000 for the first nine months of 1996.

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

         The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center (generally, a field by field) basis using the units of production method. The Company's DD&A expense for the third quarter of
1997 was $29,112,000, an increase of approximately 89% from DD&A expense of $15,412,000 for the third quarter of 1996. The Company's
DD&A expense for the first nine months of 1997 was $75,989,000, an increase of approximately 62% from DD&A expense of $46,918,000 for the first nine months of 1996. The increases in DD&A expense for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from increased production of oil and gas from the Company's properties and, to a much lesser extent, an increase in the Company's composite DD&A rate.

         The composite DD&A rate for all of the
Company's producing fields for the third quarter of 1997 was $0.92 per equivalent Mcf ($5.53 per equivalent barrel), an increase of approximately 6% from a composite DD&A rate of $0.87 per equivalent
Mcf ($5.19 per equivalent barrel) for the third quarter of 1996.
The composite DD&A rate for all of the Company's producing fields for the first nine months of 1997 was $0.91 per equivalent Mcf ($5.45 per equivalent barrel), an increase of approximately 5% from a composite
DD&A rate of $0.87 per equivalent Mcf ($5.23 per equivalent barrel) for the first nine months of 1996. The increase in the composite DD&A rate for all of the Company's producing fields for the third quarter and the first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. The Company produced 30,857,000 equivalent Mcf (5,143,000 equivalent barrels) during the third quarter of 1997, an increase of approximately 76% from the 17,568,000 equivalent Mcf (2,928,000 equivalent barrels) produced by the Company during the third quarter of 1996.
The Company produced 82,036,000 equivalent Mcf (13,673,000 equivalent barrels) during the first nine months of 1997, an increase of approximately 54% from the 53,176,000 equivalent Mcf (8,863,000 equivalent barrels) produced by the Company during the first nine months of 1996.

INTEREST

         INTEREST CHARGES

         The Company incurred interest charges for the third quarter of 1997 of $5,940,000, an increase of approximately 80% from interest charges of $3,307,000 for the third quarter of 1996.
The increases in interest charges for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased average interest rates

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations



on the debt outstanding (resulting primarily from the issuance of the 2007 Notes on May 22, 1997, which bear interest at a 8-3/4% annual interest rate) and increased expenses related to amortization of debt issuance expenses resulting from the issuance of the 2006 Notes.
Interest charges incurred by the Company for the first nine months of 1997 were $15,771,000, an increase of approximately 66% from interest charges of $9,491,000 for the first nine months of 1996.
The increases in interest charges for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased amortization of debt issuance expenses resulting from the issuance of the 2006 Notes.
As of October 1, 1997, the Company was a party to an interest rate swap agreement. The swap agreement, which terminates on March 10, 1998, effectively changes the interest rate that the Company would pay on $5,000,000 of debt from a market based variable rate to a fixed rate of 7.2%.


         CAPITALIZED INTEREST EXPENSE

         Capitalized interest expense for
the third quarter of 1997 was $833,000, a decrease of approximately
22% from capitalized interest expense of $1,069,000 for the first quarter of 1996. The decrease in capitalized interest expense for the third quarter of 1997, compared to the third quarter of 1996, resulted primarily from the cessation of the requirement to capitalize interest expense attributable to capital expenditures on properties once production commences from such properties. A substantial percentage of the Company's capitalized interest expense during 1996 and most of the first quarter of 1997 resulted from capitalization of interest related to capital expenditures for the development of the Tantawan Field (which commenced production in early February 1997) and the East Cameron Block 334 "E" platform field (which commenced production in early April 1997). Capitalized interest expense for the first nine months of 1997 was $3,463,000, an increase of approximately 19% from capitalized interest expense of $2,899,000 for the first nine months of 1996. For the reasons enumerated above, the increase in capitalized interest expense for the first nine months of 1997, compared to the first nine months of 1996, resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties, principally capital expenditures related to the Company's development of the Tantawan Field and the East Cameron Block 334 "E" platform during the first quarter of 1997, which substantially exceeded the Company's capital expenditures on non-producing properties (principally the Tantawan Field) during the first nine months of 1996. The Company expects its capitalized interest costs to increase in the future as a result of the requirement to capitalize interest expense attributable to capital expenditures incurred in connection with its development of the Benchamas Field in the Gulf Thailand.

FOREIGN CURRENCY TRANSACTION LOSS

         The Company incurred a foreign currency transaction loss of $6,522,000 during the third quarter of 1997. No comparable losses were incurred in any of the comparative 1996 periods. The foreign currency transaction loss resulted from the depreciation against the dollar of cash and other monetary assets and liabilities denominated in Baht that were on the Company's subsidiary's financial statements during the third quarter of 1997. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


currencies under a "managed float" program arrangement.
Since that time the value of the Baht has generally declined. The Company cannot predict what the Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile.

INCOME TAX EXPENSE

         Income tax expense for the third quarter of 1997 was $3,986,000, an increase of approximately 6% from income tax expense of $3,766,000 for the third quarter of 1996. Income tax expense for the first nine months of 1997 was $15,694,000, an increase of approximately 36% from income tax expense of $11,560,000 for the first nine months of 1996. The increase in income tax expense for the third quarter and first nine months of 1997, compared to the third quarter and first nine months of 1996, resulted primarily from increased taxable income.


LIQUIDITY AND CAPITAL RESOURCES --

CASH FLOWS

          The Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1997, reflects net cash provided by operating activities of $112,982,000. In addition to net cash provided by operating activities, the Company received net proceeds of $96,856,000 from the issuance of the 2007 Notes on May 22, 1997, $3,800,000 from the exercise of stock options and $100,000 from the sale of certain non-strategic properties.

        During the first nine months of 1997, the Company invested $163,203,000 of such cash flow in capital projects, purchased proved reserves for $28,617,000, repaid a net $6,000,000 under its revolving credit facility, incurred a foreign currency transaction loss related to cash balances of $3,524,000 and paid
$3,144,000 ($0.03 per share for each of the first three quarters of 1997) in cash dividends to holders of the Company's common stock. Of the $163,203,000 invested in capital projects, $56,961,000 was applicable to 1996 capital projects and $106,242,000 was applicable to 1997 capital projects. As of September 30, 1997, the Company's cash and cash investments were $12,444,000 and its long-term debt stood at $340,199,000.

FUTURE CAPITAL REQUIREMENTS

         The Company's capital and exploration budget for 1997, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $210,000,000. In addition to anticipated capital and exploration expenses, other material 1997 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, interest expense and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on November 21, 1997 to stockholders of record as of November 7, 1997.
The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its

               Pogo Producing Company and Subsidiaries
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


revolving credit facility and
uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1997 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1997 and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

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









Date:  November 13, 1997