Form 10-K
period 1997-12-31
POGO PRODUCING CO
filed 1998-03-17
CIK 230463

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-7792

                             POGO PRODUCING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              74-1659398
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

             5 GREENWAY PLAZA, P.O. BOX 2504                        77252-2504
                     HOUSTON, TEXAS                                 (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-5000

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
          5 1/2% Convertible Subordinated Notes due June 15, 2006
          8 3/4% Senior Subordinated Notes due May 15, 2007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $890,078,498 as of March 13, 1998 (based on $30.1875 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date).

     37,554,982 shares of the registrant's Common Stock were outstanding as of March 13, 1998.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement respecting the annual meeting of shareholders to be held on April 28, 1998 (to be filed not later than 120 days after December 31, 1997) are incorporated by reference in Part III of this Form 10-K.

                           FORWARD LOOKING STATEMENTS

     The statements included or incorporated by reference in this Report on Form 10-K for the year ended December 31, 1997 (this "Annual Report") include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein or therein other than statements of historical fact are forward-looking statements. When used herein or therein, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the Company's operations both domestically and in Thailand, and the statements set forth herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" regarding the Company's anticipated future financial position and cash requirements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report and in other filings by the Company with the Securities and Exchange Commission (the "Commission") including, without limitation, in connection with such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

     Pogo Producing Company (the "Company"), incorporated in 1970, is engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico, onshore in selected areas in New Mexico, Texas and Louisiana, and internationally in the Gulf of Thailand. As of December 31, 1997, the Company had interests in 101 lease blocks offshore Louisiana and Texas, approximately 237,000 gross acres onshore in the United States and approximately 734,000 gross acres offshore in the Kingdom of Thailand. Unless otherwise specifically identified, the information set forth in this Annual Report, including production rates and the number of wells, platforms and blocks, is presented on a gross basis, rather than net to the Company.

     In recent years, the Company has concentrated its efforts in selected areas where it believes that its expertise, competitive acreage position, or ability to quickly take advantage of new opportunities offer the possibility of superior rates of return. As of January 1, 1998, six significant operating areas, of which three are located in the Gulf of Mexico and one each in South Texas, New Mexico and Thailand, accounted for approximately 82% of the Company's estimated proved natural gas reserves, approximately 90% of the Company's estimated proved oil, condensate and natural gas liquids reserves, approximately 80% of the Company's natural gas production and 89% of the Company's oil, condensate and natural gas liquids production for 1997. Reserves, as estimated by Ryder Scott Petroleum Engineers, Houston Texas ("Ryder Scott"), and production data, as estimated by the Company, for the six significant operating areas are shown in the following table. No other producing area accounted for more than 3% of the Company's estimated proved reserves as of January 1, 1998.

                                             SIGNIFICANT OPERATING AREA                         1997 AVERAGE NET
                                                 NET PROVED RESERVES(A)                         DAILY PRODUCTION
                                       ------------------------------------------  ------------------------------------------
                                           NATURAL GAS            LIQUIDS(B)           NATURAL GAS            LIQUIDS(B)
                                       --------------------  --------------------  --------------------  --------------------
                                         MMCF         %        MBBLS        %         MCF         %        BBLS         %
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
DOMESTIC OFFSHORE
     Eugene Island...................     27,182        6.8      7,607       13.1     23,334       13.5      4,673       24.5
     Main Pass.......................     14,570        3.6      3,830        6.6      7,104        4.1      2,777       14.6
     East Cameron....................     30,199        7.5      1,006        1.7     53,893       31.2      3,242       17.0
DOMESTIC ONSHORE
     New Mexico......................     20,578        5.1     11,287       19.4      9,151        5.3      4,008       21.0
     South Texas.....................     52,724       13.1          1        0.0     11,484        6.6          0        0.0
INTERNATIONAL
     Kingdom of Thailand..               184,768       46.0     28,783       49.5     37,733       19.0      2,421       14.0

                                        TOTAL NET
                                         PROVED
                                       RESERVES(A)
                                            %
                                       -----------
DOMESTIC OFFSHORE
     Eugene Island...................      10.7
     Main Pass.......................       5.0
     East Cameron....................       4.8
DOMESTIC ONSHORE
     New Mexico......................      11.8
     South Texas.....................       7.0
INTERNATIONAL
     Kingdom of Thailand..                 47.6

------------

(a) Net proved reserves and total net proved reserves are each as of January 1, 1998. Units of measurement used in this table include: thousand cubic feet ("Mcf"), million cubic feet ("MMcf"), barrels ("Bbls") and thousand barrels ("MBbls").

(b) "Liquids," includes oil, condensate and natural gas liquids.

DOMESTIC OFFSHORE OPERATIONS

     Historically, the Company's interests have been concentrated in the Gulf of Mexico, where approximately 59% of the Company's domestic proved reserves and 31% of its total proved reserves are now located. During 1997, approximately 65% of the Company's natural gas production and approximately 59% of its oil and condensate production was from its domestic offshore properties, contributing approximately 62% of the Company's consolidated oil and gas revenues. Three offshore producing areas, Eugene Island, Main Pass and East Cameron, account for approximately 18% of the Company's net proved natural gas reserves and approximately 21% of the Company's proved crude oil, condensate and natural gas liquids reserves. See ";Significant Domestic Offshore Operating Areas during 1997."

  LEASE ACQUISITIONS

     The Company has participated, either on its own or with other companies, in bidding on and acquiring interests in federal and state leases offshore in the Gulf of Mexico since December 1970. As a result of such sales and subsequent activities, as of December 31, 1997, the Company owned interests in 93 federal leases and 8 state leases offshore Louisiana and Texas. Federal leases generally have primary terms of five, eight or ten years, depending on water depth, and state leases generally have terms of three or five years, depending on location, in each case subject to extension by development and production operations.

     As part of its strategy, the Company intends to continue an active lease evaluation program in the Gulf of Mexico in order to identify exploration and exploitation opportunities. During 1997, the Company was successful in acquiring interests in 19 lease blocks through federal Outer Continental Shelf oil and gas lease sales and 1 lease block by assignment from a third party. The Department of the Interior has announced its intention to hold two lease sales during 1998 covering federal acreage in the Central and Western portions of the Gulf of Mexico; and it is anticipated that various states will also hold sales covering offshore state acreage from time to time. As in the case of prior sales, the extent to which the Company participates in future bidding will depend on the availability of funds and its estimates of hydrocarbon deposits, operating expenses and future revenues which reasonably may be expected from available lease blocks. Such estimates typically take into account, among other things, estimates of future hydrocarbon prices, federal regulations, and taxation policies applicable to the petroleum industry. It is also the Company's objective to acquire certain producing leasehold properties in areas where additional low-risk drilling or improved production methods by the Company can provide attractive rates of return.

  EXPLORATION AND DEVELOPMENT

     The scope of exploration and development programs relating to the Company's offshore interests is affected by prices for oil and gas, and by federal, state and local legislation, regulations and ordinances applicable to the petroleum industry. The Company's domestic offshore capital and exploration expenditures for 1997 were approximately $86,300,000, or 9% lower than the Company's domestic offshore capital and exploration expenditures of approximately $94,400,000 (excluding approximately $2,000,000 of net property acquisitions) for 1996 and 128% higher than the Company's domestic offshore capital and exploration expenditures of approximately $37,800,000 (excluding approximately $650,000 of net property acquisitions) for 1995. The decrease in the Company's domestic offshore capital and exploration expenditures for 1997, compared with 1996, resulted primarily from a decrease in drilling activity and in construction and installation of offshore platforms, pipelines and other facilities, which was partially offset by the increased costs to the Company (and the entire oil and gas industry generally) because of price increases by the oil and gas services, construction and supply industries due to the shortage of skilled workers and the comparative scarcity of certain equipment, such as drilling rigs, and critical materials, such as certain types of steel pipe. The increase in the Company's domestic offshore capital and exploration expenditures for 1997, compared to 1995, resulted primarily from increased drilling activity and increased costs associated with the construction and installation of offshore platforms, pipelines and other facilities and the increase in prices discussed above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Leases acquired by the Company and other participants in its bidding groups are customarily committed, on a block-by-block basis, to separate operating agreements under which the appointed operator supervises exploration and development operations for the account and at the expense of the group. These agreements usually contain terms and conditions which have become relatively standardized in the industry. Major decisions regarding development and operations typically require the consent of at least a majority (in working interest) of the participants. Because the Company generally has a meaningful working interest position, the Company believes it can significantly influence (but not always control) decisions regarding development and operations on most of the leases in which it has a working interest even though it may not be the operator of a particular lease. The Company was the operator on all or a portion of 30 of the 101 offshore leases in which it has an interest on December 31, 1997.

     Platforms and related facilities are installed on an offshore lease block when, in the judgment of the lease interest owners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment. Platforms are used to accommodate both development drilling and additional exploratory drilling. Over the last three years, the gross cost of production platforms and related facilities to the joint ventures in which the Company has varying net interests has ranged from approximately $3,000,000 to approximately $16,500,000. Platform costs vary and more expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. For example, during 1997, the Company and its joint venture partners approved construction of a platform located on Viosca Knoll Block 823 which will be located in approximately 1200 feet of water. This platform, together with its related pipelines and other facilities, is currently estimated to have a gross cost of approximately $127,000,000 (approximately $13,700,000 net to the Company's current working interest).

  SIGNIFICANT DOMESTIC OFFSHORE OPERATING AREAS DURING 1997

     EUGENE ISLAND

     A significant portion of the Company's reserves and a substantial part of its production are located in the Eugene Island area off the Louisiana coast in the Gulf of Mexico. The Eugene Island area has been an important part of the Company's operations since the first lease in that area was purchased in 1970 and production began in 1973. The Company currently holds interests in 10 blocks in the Eugene Island area. These blocks comprise eight fields containing 64 oil and gas wells producing from multiple reservoirs and horizons. During 1997, the Company participated in the drilling of eight wells in the Eugene Island operating area.

     The Eugene Island Block 330 field is one of the Company's most significant producing assets. This field, located in 245 feet of water, contains three drilling and production platforms in which the Company holds a 35% working interest, as well as an additional platform in which the Company holds a 30% working interest. There are currently 12 wells producing primarily natural gas and 34 wells producing primarily oil on the block. The Company and its joint venture partners drilled six new wells which added significant new reserves in this field during 1997.

     MAIN PASS

     The Company's 12 lease blocks in the Main Pass area, including two acquired in 1997, are located near the mouth of the Mississippi River in the Gulf of Mexico and include leases in which the Company has held an interest since 1974. The majority of the Company's production from the Main Pass area comes from a field that includes Main Pass Blocks 72, 73 and 72/74 which was unitized in 1982. The Company's working interest in this field is 35%. This field contains 20 producing oil wells and nine producing natural gas wells from three platforms operated by the Company's joint venture partner and is located in 125 feet of water. The Company participated in the drilling of 3 exploratory wells in the Main Pass area during 1997.

     EAST CAMERON

     The first leasehold interest acquired by the Company in the East Cameron area off the Texas/Louisiana border in the Gulf of Mexico commenced production in February 1973. Presently, the Company has interests in five offshore blocks in this area which contain two fields and 19 producing gas wells. Two of the five blocks were awarded to the Company and its joint venture partners during 1997 and have yet to be fully evaluated.

     During 1997, the Company and its partners were active in the East Cameron Block 334/335 field. In February 1997, the Company and one of its joint venture partners completed construction of the East Cameron "E" platform and commenced production from two wells. Following mechanical problems in one of these wells which caused it to be shut in, production was restored in the first week of January 1998. The

Company and its joint venture partners completed construction of a sixth platform during 1997, known as the "F" platform. Production from the well served by this platform, in which the Company holds a 42% interest, commenced in December 1997.

DOMESTIC ONSHORE OPERATIONS

     The Company has onshore division staffs in Houston and Midland, Texas. Its onshore activities are concentrated in known oil and gas provinces, principally the Permian Basin area of southeastern New Mexico, West Texas and Northwest Texas, and in the onshore Gulf Coast areas of South Texas, East Texas and South Louisiana. See ";Significant Domestic Onshore Operating Areas During 1997."

  LEASE ACQUISITIONS

     Commencing in 1995 and continuing into 1997, the Company has increased its activities in the onshore Gulf Coast areas of East Texas and South Louisiana through its participation in several large proprietary 3-D seismic surveys, in connection with which the Company typically purchases an option to acquire an interest in the acreage covered by the 3-D seismic survey. As it has in recent years, in 1997 the Company also successfully participated in various onshore federal and state lease sales and acquired interests in prospective acreage from private individuals. As of December 31, 1997, the Company held interests in approximately 237,000 gross (113,000 net) acres onshore in the United States, an increase of approximately 12% from year end 1996.

  EXPLORATION AND DEVELOPMENT

     The Company's primary drilling objective in the Permian Basin is the Brushy Canyon (Delaware) formation which generally produces oil from depths of 6,000 to 9,000 feet. Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in drilling 357 wells in the Permian Basin, West and Northwest Texas areas through December 31, 1997, including 58 wells in 1997.

     The Company's primary drilling activity in East Texas has been in the Cotton Valley formation reef play. In Southeast Louisiana, the Company participated in drilling 11 wells in 1997 to test various Hackberry formation and Yegua formation prospects, all of which were identified on proprietary 3-D seismic surveys that the Company and its industry partners have acquired since 1995. The Company also actively explores for oil and gas onshore in South Texas. In total, the Company participated in the drilling of 25 wells in the onshore Gulf Coast areas of South Texas, East Texas and South Louisiana, including 14 exploratory wells (principally in East Texas and South Louisiana) and 11 developmental wells (principally in the Lopeno Field in South Texas). See "; Significant Domestic Onshore Operating Areas During 1997; South Texas."
Domestic onshore reserves as of December 31, 1997, accounted for approximately 41% of the Company's domestic proved reserves and approximately 21% of its total proved reserves. During 1997, approximately 16% of the Company's natural gas production and 27% of its oil and condensate production was from its domestic onshore properties, contributing approximately 20% of the Company's consolidated oil and gas revenues.

     The Company generally conducts its onshore activities through joint ventures and other interest-sharing arrangements with major and independent oil companies. The Company operates many of its own onshore properties using independent contractors.

     The Company's domestic onshore capital and exploration expenditures were approximately $60,000,000 (excluding approximately $1,700,000 of net property acquisitions) for 1997, or 28% higher than the Company's domestic onshore capital and exploration expenditures of approximately $47,000,000 (excluding approximately $3,800,000 of net property acquisitions) for 1996 and 82% higher than the Company's domestic onshore capital and exploration expenditures of approximately $33,000,000 (excluding approximately $7,800,000 of net property acquisitions) for 1995. The increase in the Company's domestic onshore capital and exploration expenditures for 1997, compared to 1996 and 1995, resulted primarily from increased drilling activity in South Texas, East Texas and South Louisiana and, to a lesser extent, by the increased costs to the Company (and the entire oil and gas industry generally) because of price increases by the oil and gas services, construction and supply industries due to the shortage of skilled workers and the comparative scarcity of certain equipment, such as drilling rigs and critical materials, such as certain types of steel pipe.

  SIGNIFICANT DOMESTIC ONSHORE OPERATING AREAS DURING 1997

     NEW MEXICO

     The Company believes that during the past five years it has been one of the most active companies drilling for oil and natural gas in the southeastern New Mexico (Lea and Eddy Counties) portion of the Permian Basin where the Company has interests in over 79,000 gross acres. The Company's primary drilling objective is the Brushy Canyon (Delaware) formation. Fields in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin are generally characterized by production from relatively shallow depths (6,000 to 9,000 feet), multiple producing zones in most wells and relatively high initial rates of production (frequently equaling the top field allowables which typically range from 142 Bbls to 230 Bbls per day, depending on the depth of production from the field). The Company has achieved rapid cost recovery with respect to its New Mexico wells drilled to date because of relatively low capital costs and high initial rates of production.

     Since the Company began exploring in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin in October 1989, it has participated through December 31, 1997, in the drilling of, among others, 94 wells in the Sand Dunes field where the Company's working interest ranges from 4% to 100%, 27 wells in the East Loving field where the Company's working interest ranges from 33% to 98%, 60 wells in the Livingston Ridge field where the Company's working interest ranges from 25% to 100%, 61 wells in the Red Tank field where the Company's working interest ranges from 89% to 100%, 31 wells in the Cedar Canyon field where the Company's working interest ranges from 38% to 100% (including 15 during 1997), 15 wells in the Lost Tank field where the Company's working interest ranges from 50% to 100% (including 12 during 1997), and 3 wells in the Poker Lake Field where the Company's working interest ranges from 60% to 100%. The oil fields in this area are generally developed on a 40 acre spacing pattern. The Company anticipates drilling additional locations in certain of these and other fields in southeastern New Mexico during 1998 including, in particular, an aggressive drilling program in the Cedar Canyon and Lost Tank fields.

     SOUTH TEXAS

     The Company has increased its activity in South Texas in recent years, where it is currently active in two fields, both of which primarily produce natural gas. The most significant of these two fields is the Lopeno Field, which is located within 40 miles of the border with Mexico. The Company acquired its initial interest in the Lopeno Field in 1983. The Company currently has interests in over 7,800 gross acres containing 29 producing wells, with working interests generally averaging approximately 50%. The Lopeno Field produces from over 20 upper Wilcox sandstone reservoirs ranging in depth up to 12,500 feet. Based in part on a 3-D seismic survey acquired over the field in 1994, the Company and its joint venture partners commenced an active development drilling program in the fourth quarter of 1995. In 1997, the Company drilled seven successful wells in the Lopeno Field and currently plans to drill an additional nine wells in this field during 1998.

INTERNATIONAL OPERATIONS

     The Company has conducted international exploration activities since the late 1970's in numerous oil and gas areas throughout the world. Currently, the Company maintains an office in Bangkok, Thailand from which it directs field operations in the Gulf of Thailand on its Block B8/32 Concession (the "Thailand Concession") through its wholly owned subsidiary Thaipo Limited ("Thaipo").
As a result of its acquisition in 1995 and March 1997 of portions of the original interest of Maersk Oil (Thailand) Ltd., a former joint venture partner that owned a 31.67% interest in the Thailand Concession, the Company has increased its ownership interest in the Thailand Concession so that it currently owns, directly or indirectly, a 46.34% working interest in the entire Thailand Concession. In addition, Thaipo has been elected by its joint venture partners, Thai Romo Ltd., Palang Sophon Limited and B8/32 Partners Ltd, and designated by the government of Thailand, as the operator of the Thailand Concession. As of December 31, 1997, the Company's proved reserves located in the Kingdom of Thailand accounted for approximately 48% of the Company's total proved reserves. During 1997, approximately 19% of the Company's natural gas production and 14% of its oil and condensate production came from its operations on the Thailand Concession, contributing approximately 14% of the Company's consolidated oil and gas revenues.

  EXPLORATION AND DEVELOPMENT

     The Company's international capital and exploration expenditures were approximately $88,300,000 (excluding approximately $28,600,000 of net property acquisitions) for 1997, or 37% higher than the Company's international capital and exploration expenditures of approximately $64,400,000 for 1996 and 152% higher than the Company's international capital and exploration expenditures of approximately $35,000,000 (excluding approximately $4,200,000 of net property acquisitions) for 1995. The increase in the Company's international capital and exploration expenditures for 1997, compared to 1996 and 1995, resulted primarily from increased platform and facilities construction costs related to initial development of the Benchamas Field, increased drilling activity and, to a lesser extent, by the increased costs to the Company (and the entire oil and gas industry generally) because of price increases by the oil and gas services, construction and supply industries due to the shortage of skilled workers and the comparative scarcity of certain equipment, such as drilling rigs, and certain critical materials, such as certain types of steel pipe. Substantially all of the Company's international capital and exploration expenditures for 1997 were related to the Company's license in the Kingdom of Thailand. In addition, the Company continues to evaluate other international opportunities that are consistent with the Company's international exploration strategy.

     Platforms are installed on the Thailand Concession in fields where, in the judgment of Thaipo and its joint venture partners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment and the area where the platform would be located has been designated a production area by the Thai government. See "; Contractual Terms Governing the Thailand Concession and Related Production." Platforms are used to accommodate both development drilling and additional exploratory drilling. Over the last three years, the gross cost of the first four production platforms and related facilities in the Tantawan Field has averaged approximately $20,000,000. Platform costs vary and more (or less) expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. See "; Significant International Operating Areas During 1997; Tantawan Field."

  SIGNIFICANT INTERNATIONAL OPERATING AREAS DURING 1997

     TANTAWAN FIELD

     In August 1995, at the request of Thaipo and its joint venture partners, the government of Thailand designated a portion of the Thailand Concession comprising approximately 68,000 acres as the Tantawan production area. The Tantawan production area has been named the Tantawan Field. Through March 13, 1998, 19 exploration and 29 development wells have been drilled in the Tantawan Field. Initial production from the Tantawan Field commenced on February 1, 1997, from wells located on two platforms. Currently, there are 34 wells producing from four platforms. The Company is currently planning to install a fifth platform in the Tantawan Field from which production is currently expected to commence in the second half of 1999. Additional drilling in order to maintain field delivery capacity is currently planned to commence in the third quarter of 1998 from existing platforms, following which wells will be drilled at the location of the proposed platform.

     Oil and gas production from the Tantawan Field is gathered through pipelines from the platforms into a Floating Production, Storage and Offloading system (an "FPSO") named the "Tantawan Explorer." The FPSO is a converted oil tanker with a capacity of slightly less than 1,000,000 Bbls, that is moored in the Tantawan Field, on which hydrocarbon processing, separation, dehydration, compression, metering and other production related equipment is installed. Following processing on board the FPSO, natural gas produced from the field is delivered to the Petroleum Authority of Thailand ("PTT") through an export pipeline. Oil and condensate produced from the field is stored on board the FPSO and transferred to shore by oil tanker. The FPSO and its processing equipment is leased from a third party under a bareboat charter by Tantawan Services, LLC, an affiliate of Thaipo. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Thaipo and its joint venture partners pay a processing fee to Tantawan Services, LLC, to process the production from the Tantawan Field through the FPSO.

     BENCHAMAS FIELD AND THE MALIWAN PRODUCTION AREA

     In July 1997, the government of Thailand designated another portion of the Thailand Concession comprising approximately 102,000 acres of the Benchamas and Pakakrong production area as the Benchamas Field. This area currently includes at least two discrete geologic structures which were previously designated as the Benchamas and Pakakrong areas, respectively. In September 1997, the government of Thailand designated an additional 91,000 acres of the Thailand Concession as the Maliwan production area. Through March 13, 1998, 15 exploration wells have been drilled in the Benchamas Field and four exploration wells have been drilled in the Maliwan production area. Current development plans call for the staged development of these fields, with the Benchamas Field to be brought on production first. The Benchamas Field development plan currently contemplates the initial installation of three production platforms, with natural gas and oil from these platforms delivered by undersea pipeline to a central processing and compression platform where the oil, condensate and natural gas will be processed and separated. The natural gas will then be sold to PTT and delivered into export pipelines for transportation to shore, while the oil and condensate produced from the field will be stored on board a converted oil tanker known as a Floating Storage and Offloading system (an "FSO") for sale and ultimate transfer to shore by oil tanker. The FSO will be moored in the Benchamas Field. Its capacity will be approximately 1,400,000 Bbls of oil, or slightly more than the FPSO. The field's current development plan calls for initial production to commence in the third quarter of 1999. During 1998, Thaipo and its joint venture partners currently plan to continue delineation drilling in the Benchamas Field and to conduct additional exploratory drilling in the Maliwan production area.

     OTHER AREAS

     In addition to the above mentioned fields, Thaipo and its joint venture partners have identified other potentially promising areas on the Thailand Concession. Since acquiring their interest in the Thailand Concession, Thaipo and its joint venture partners have acquired 3-D seismic surveys covering approximately 673,650 acres of the Thailand Concession, including 221,650 acres during the fourth quarter of 1997 over what is known as the Jarmjuree area. Interpretation of the Jarmjuree 3-D seismic survey commenced in the first quarter of 1998 and is ongoing. In addition to the ongoing interpretation of this recently acquired 3-D seismic data, Thaipo has proposed to its joint venture partners that the joint venture conduct an exploratory drilling program during 1998 to initially evaluate the Chongko area which is located on trend to the south of the Maliwan production area and to also evaluate prospects developed from the interpretation of the Jarmjuree 3-D seismic survey.

  CONTRACTUAL TERMS GOVERNING THE THAILAND CONCESSION AND RELATED PRODUCTION

     The Thailand Concession was granted in August 1991. The original exploratory term of the concession agreement governing those portions of the Thailand Concession not designated as a production area expired on July 31, 1997. However, on application from Thaipo and its joint venture partners, the government of Thailand agreed in a supplemental concession agreement to extend the exploratory term for those portions of the Thailand Concession that have not yet been designated a production area (currently comprising approximately 474,000 acres) until July 31, 2000. In exchange, the Company and its joint venture partners committed to, among other things, an additional work program which includes the drilling of two wells and the acquisition of 148,000 acres of 3-D seismic data during the remainder of the exploratory term.The Company currently believes that this work commitment will be satisfied during the ordinary course of the

Company's operations on the Thailand Concession during 1998. For those portions of the Thailand Concession that have been designated as production areas the initial production period term is 20 years, which is also subject to extension, generally for a term of ten years. See also " -- Miscellaneous; Sales." Currently, the Tantawan, Maliwan, and Benchamas and Pakakrong areas have been designated as production areas. Subject to governmental approval, other portions of the Thailand Concession may be designated production areas in the future.

     Production resulting from the Thailand Concession is subject to a royalty ranging from 5% to 15% of oil and gas sales, plus certain fixed U.S. dollar amounts payable at specified cumulative production levels. Revenue from production in Thailand is also subject to income taxes and other similar governmental charges including a Special Remuneratory Benefit tax ("SRB").

     On November 7, 1995, Thaipo and its joint venture partners announced the signing of a thirty-year gas sales agreement with PTT, initially governing gas production from the Tantawan Field. On November 12, 1997, Thaipo and its joint venture partners entered into an amendment to the gas sales agreement to include the reserves and anticipated gas production from the Benchamas Field (as so amended, the "Gas Sales Agreement"). The terms of the Gas Sales Agreement currently include a minimum daily contract quantity ("DCQ") of 85 MMcf per day, which the Company currently anticipates will continue until the Benchamas Field commences production at which time the DCQ will, subject to certain exceptions, be based on a percentage of the remaining proved reserves, but in any event, will not be less than 125 MMcf per day. The DCQ is the minimum daily volume that PTT has agreed to take, or pay for if not taken under the agreement. Likewise, Thaipo and its joint venture partners are subject to certain penalties if they are unable to meet the DCQ, principal among which is a decrease in sales price of up to 25% of the then current sales price. For production during the month of February 1998, the Company estimates that the gas sales price under the Gas Sales Agreement formula was approximately 84 Thai Baht per Mcf. This price is subject to automatic semi-annual adjustments based upon a formula which takes into account, among other things, changes in: Singapore fuel oil prices; the U.S. Department of Commerce Bureau of Labor Statistics Oilfield Machinery and Tool Index; the Thai wholesale producer price index; and the U.S./Thai currency exchange rate. However, the Gas Sales Agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations; Operating Costs and Expenses; Foreign Currency Transaction Loss, and -- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues."

MISCELLANEOUS

  OTHER ASSETS

     The Company and a subsidiary, Pogo Offshore Pipeline Co., own interests in eight pipelines (excluding field gathering pipelines) through which offshore hydrocarbon production is transported. In addition, the Company owns approximately 19% interest in a cryogenic gas processing plant near Erath, Louisiana, which entitles it to process up to 186 MMcf of natural gas and 5,478 Bbls of natural gas liquids per day. The plant is not currently operating at full capacity.

     In 1989, the Company entered into a limited partnership agreement as general partner of Pogo Gulf Coast, Ltd., a Texas limited partnership ("Pogo Gulf Coast"). As of December 31, 1997, Pogo Gulf Coast had interests in 5 federal offshore leases. The Company owns 40% of any interest in properties acquired by the limited partnership. Unless otherwise noted, the statistical data reported in this Annual Report reflect only the Company's share of Pogo Gulf Coast's holdings.

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

     The Company's Thailand Concession is traversed by two major (34 inches and 36 inches in diameter, respectively) natural gas pipelines that are owned and operated by PTT and which come within approximately 25 miles of the Tantawan Field (and are slightly closer to the Benchamas Field). Thaipo and its joint venture partners in the Tantawan Field signed a long term gas sales contract with PTT in November 1995 which has since been amended to include production from the Benchamas Field. All oil and condensate production from the Tantawan field is initially stored aboard the FPSO and is then sold to various third parties, including PTT, on a tanker load by tanker load basis at prices based on then current world oil prices, typically with reference to the Malaysian Tapis crude oil benchmark price. The buyer is responsible for sending a tanker to off load the oil and condensate it has purchased. It is currently anticipated that crude oil and condensate production from the Benchamas Field, when it commences production, will be initially stored aboard the FSO and sold in the same manner. See "-- International Operations; Contractual Terms Governing the Thailand Concession and Related Production."

     The marketing of domestic onshore oil and gas production is also subject to the availability of pipelines, crude oil hauling and other transportation, processing and refining facilities as well as the existence of adequate markets. Generally, the Company's onshore domestic oil and gas production is located in areas where commercial production of economic discoveries can be rapidly effectuated.

     Most of the Company's domestic natural gas sales are currently made in the "spot market" for no more than one month at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is also generally sold one month at a time at the price that is then currently available. Other than any futures contracts which may exist from time to time, and which are referred to in "-- Miscellaneous; Competition and Market Conditions," and the Gas Sales Agreement with PTT for production from the Tantawan and Benchamas Fields (see "-- International Operations; Contractual Terms Governing the Thailand Concession and Related Production"), the Company has no existing contracts that require the delivery of fixed quantities of oil or natural gas other than on a best efforts basis. Enron Corp. and its affiliates and PTT, who purchased $57,965,000 (20% of the Company's consolidated gross revenues) and $30,108,000 (11% of the Company's consolidated gross revenues) of the Company's oil and gas production during 1997, respectively, were the Company's only customers to which sales exceeded 10% of its 1997 revenues. The oil and gas sold to Enron Corp. and its affiliates was sold under a number of short term, generally month to month, contracts.

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

     Because it is impossible to predict future oil and gas price movements with any certainty, the Company from time to time enters into contracts on a portion of its production to hedge against the volatility in oil and gas prices. Such hedging transactions, historically, have never exceeded 50% of the Company's total oil and gas production on an energy equivalent basis for any given period. While intended to limit the negative effect of price declines, such transactions could effectively limit the Company's participation in price increases for the covered period, which increases could be significant. As of March 13, 1998, the Company was not a party to any natural gas futures contracts or crude oil swap agreements. When the Company does engage in such hedging activities, it may satisfy its obligations with its own production or by the purchase (or sale) of third party production. The Company may also cancel all delivery obligations by offsetting such obligations with equivalent agreements, thereby effecting a purely cash transaction.

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

     Drilling activities are subject to numerous risks, including the risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery or availability of material, equipment and fabrication yards. The availability of a ready market for the Company's natural gas production depends on a number of factors, including the demand for and supply of natural gas, the proximity of natural gas reserves to pipelines, the capacity of such pipelines and government regulations.

  RISKS OF FOREIGN OPERATIONS

     Ownership of property interests and production operations in Thailand, and in any other areas outside the United States in which the Company may choose to do business, are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations; Operating Costs and Expenses; Foreign Currency Transaction Loss," and " -- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues." The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company seeks to manage these risks by concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies.

EXPLORATION AND PRODUCTION DATA

     In the following data "gross" refers to the total acres or wells in which the Company has an interest and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

  ACREAGE

     The following table shows the Company's interest in developed and undeveloped oil and gas acreage as of December 31, 1997:

                                       DEVELOPED ACREAGE    UNDEVELOPED ACREAGE
                                              (A)                   (B)
                                      --------------------  --------------------
                                        GROSS       NET       GROSS       NET
                                      ---------  ---------  ---------  ---------
DOMESTIC ONSHORE
     Louisiana......................      2,475        598     36,074     10,895
     New Mexico.....................     21,021     12,591     58,410     42,932
     Texas..........................     12,084      4,346    103,100     40,769
     Other..........................      3,200        333        238         55
                                      ---------  ---------  ---------  ---------
          Total Domestic Onshore....     38,780     17,868    197,822     94,651
                                      ---------  ---------  ---------  ---------
DOMESTIC OFFSHORE
     Louisiana (State)..............      7,942      3,255      1,508        753
     Louisiana (Federal) (c)........    186,422     61,378    152,879     56,061
     Texas (Federal)................     40,320     10,251     56,905     16,530
                                      ---------  ---------  ---------  ---------
          Total Domestic Offshore...    234,684     74,854    211,292     73,344
                                      ---------  ---------  ---------  ---------
          TOTAL DOMESTIC............    273,464     92,722    409,114    167,995
                                      ---------  ---------  ---------  ---------
INTERNATIONAL
     Kingdom of Thailand............    260,407    120,682    473,733    219,530
                                      ---------  ---------  ---------  ---------
          TOTAL COMPANY.............    533,871    213,404    882,847    387,525
                                      =========  =========  =========  =========
------------

(a) "Developed acreage" consists of lease acres spaced or assignable to production (including acreage held by production) on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or natural gas. "Developed acreage" in Thailand includes all acreage designated as production area by the Thai government, which currently includes the Tantawan, Maliwan, Benchamas and Pakakrong production areas.

(b) "Undeveloped acreage" includes acreage under lease or subject to lease or purchase options that the Company currently expects to exercise. Less than 1% of the Company's total domestic offshore net undeveloped acreage is under leases that have terms expiring in 1998 (unless otherwise extended) and another approximately 1% of total domestic offshore net undeveloped acreage will expire in 1999 (unless otherwise extended). Approximately 7% of the Company's total domestic onshore net undeveloped acreage is under leases that have terms expiring in 1998 (unless otherwise extended) and another approximately 15% of total domestic onshore net undeveloped acreage will expire in 1999 (unless otherwise extended). The Company's total international net undeveloped acreage must be relinquished to the Thai government on July 31, 2000, unless designated as a production area or unless the exploration term is extended. See "-- International Operations; Contractual Terms Governing the Thailand Concession and Related
    Production."

(c) The Company also owns overriding royalty interests in one federal lease offshore Louisiana totaling 5,000 gross acres (1,250 net acres).

  PRODUCTIVE WELLS AND DRILLING ACTIVITY

     The following table shows the Company's interest in productive oil and natural gas wells as of December 31, 1997. For purposes of this table "productive wells" are defined as wells producing hydrocarbons and wells "capable of production" (e.g., natural gas wells waiting for pipeline connections or necessary governmental certification to commence deliveries and oil wells waiting to be connected to currently installed production facilities). This table does not include exploratory or developmental wells which have located commercial quantities of oil or natural gas but which are not capable of commercial production without the installation of material production facilities or which, for a variety of reasons, the Company does not currently believe will be placed on production.

                                                                   NATURAL
                                          OIL WELLS (A)         GAS WELLS (A)
                                        -----------------     -----------------
                                        GROSS      NET        GROSS      NET
                                        -----   ---------     -----   ---------
Offshore United States...............    129         33.3      113         33.8
Onshore United States................    339        214.4       91         33.1
Kingdom of Thailand..................    --        --           34         15.8
                                        -----   ---------     -----   ---------
     TOTAL...........................    468        247.7      238         82.7
                                        =====   =========     =====   =========
------------

(a) One or more completions in the same bore hole are counted as one well. The data in the above table includes five gross (.6 net) oil wells and 45 gross (20.4 net) natural gas wells with multiple completions.

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

                                                1997                     1996                    1995
                                        ---------------------    --------------------    --------------------
                                        SUCCESSFUL       DRY     SUCCESSFUL      DRY     SUCCESSFUL      DRY
                                        ----------      -----    ----------      ----    ----------      ----
GROSS WELLS:
Offshore United States
     Exploratory.....................        4.0          1.0        4.0          2.0        7.0          4.0
     Development.....................       12.0          3.0       17.0          3.0        3.0          1.0
Onshore United States
     Exploratory.....................       18.0         12.0       12.0          4.0        8.0          1.0
     Development.....................       50.0          3.0       39.0          1.0       47.0          1.0
Offshore Kingdom of Thailand
     Exploratory.....................       18.0          1.0        7.0          --         3.0          --
     Development.....................       12.0         --         16.0          --         7.0          --
                                        ----------      -----    ----------      ----    ----------      ----
          TOTAL......................      114.0         20.0       95.0         10.0       75.0          7.0
                                        ==========      =====    ==========      ====    ==========      ====

                                                1997                     1996                    1995
                                        ---------------------    --------------------    --------------------
                                        SUCCESSFUL       DRY     SUCCESSFUL      DRY     SUCCESSFUL      DRY
                                        ----------      -----    ----------      ----    ----------      ----
NET WELLS:
Offshore United States
     Exploratory.....................       1.21          .25        1.7          1.5        3.0          1.6
     Development.....................       4.15         1.05        4.9          1.5        1.0          0.4
Onshore United States
     Exploratory.....................      11.27         7.40        6.5          0.9        4.6          1.0
     Development.....................      30.18         1.41       24.4          0.7       31.3          0.1
Offshore Kingdom of Thailand
     Exploratory.....................       8.34          .46        2.4          --         1.1          --
     Development.....................       5.11         --          7.4          --         3.2          --
                                        ----------      -----    ----------      ----    ----------      ----
          TOTAL......................      60.26        10.57       47.3          4.6       44.2          3.1
                                        ==========      =====    ==========      ====    ==========      ====

     As of December 31, 1997, the Company was participating in the drilling of 3 gross (1.1 net) offshore domestic wells, 6 gross (4.2 net) onshore wells and 1 gross (0.5 net) wells offshore the Kingdom of Thailand.

  PRODUCTION AND SALES

     The following table summarizes the Company's average daily production, net of all royalties, overriding royalties and other outstanding interests, for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis.

                                         1997       1996       1995
                                       ---------  ---------  ---------
     Located in the United States
          Natural Gas (Mcf per day)..    147,200    107,700    121,000
                                       =========  =========  =========
          Liquid Hydrocarbons (Bbls
          per day)
               Crude Oil and
               Condensate............     13,712     11,968     11,786
               Natural Gas Liquids
               (a)...................      2,923      2,173      1,998
                                       ---------  ---------  ---------
                     Total Domestic
                     Liquid
                     Hydrocarbons....     16,635     14,141     13,784
                                       =========  =========  =========
     Located in the Kingdom of
     Thailand
          Natural Gas (Mcf per
          day).......................     37,700     --         --
                                       =========  =========  =========
          Liquid Hydrocarbons (Bbls
          per day)
               Crude Oil and
               Condensate............      2,421     --         --
                                       =========  =========  =========

------------

(a) Natural Gas Liquids includes sales attributable to both the Company's leasehold and plant ownership interests.

     The following table shows the average sales prices received by the Company for its production and the average production (lifting) costs per unit of production during the periods indicated. See "-- Miscellaneous; Competition and Market Conditions and Sales."

                                         1997       1996       1995
                                       ---------  ---------  ---------
SALES PRICES:
     Located in the United States
          Natural Gas (per Mcf)......  $    2.50  $    2.40  $    1.63
          Crude Oil and Condensate
             (per Bbl)...............  $   19.49  $   22.12  $   17.80
          Natural Gas Liquids (per
             Bbl)....................  $   12.89  $   14.92  $   11.10
     Located in the Kingdom of
      Thailand
          Natural Gas (per Mcf)......  $    1.93     --         --
          Crude Oil and Condensate
             (per Bbl)...............  $   18.60     --         --
PRODUCTION (LIFTING) COSTS (A):
     Located in the United States
          Natural Gas, Crude Oil,
             Condensate
             and Natural Gas Liquids
             (per Mcf equivalent)....  $     .49  $     .53  $     .47
     Located in the Kingdom of
      Thailand
          Natural Gas, Crude Oil and
             Condensate (per Mcf
             equivalent)(b)..........  $    1.12     --         --

------------

(a) Production costs were converted to common units of measure on the basis of relative energy content. Such production costs exclude all depletion and amortization associated with property and equipment.

(b) The major contributing factor to lifting costs are lease operating expenses. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO, which amounted to $10,200,000 during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources; Capital Requirements; Other Material Long-Term Commitments."

  RESERVES

     The following table sets forth information as to the Company's net proved and proved developed reserves as of December 31, 1997, 1996, and 1995, and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves, as estimated by Ryder Scott in accordance with criteria prescribed by the Commission.

                                               AS OF DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
TOTAL PROVED RESERVES:
     Oil, condensate, and natural gas
       liquids (MBbls)
          Located in the United
             States..................      29,382      28,270      26,185
          Located in the Kingdom of
             Thailand................      28,783      21,332      18,997
                                       ----------  ----------  ----------
               Total Company.........      58,165      49,602      45,182
                                       ==========  ==========  ==========
     Natural Gas (MMcf)
          Located in the United
             States..................     216,720     215,946     196,454
          Located in the Kingdom of
             Thailand................     184,768     144,998     131,607
                                       ----------  ----------  ----------
               Total Company.........     401,488     360,944     328,061
                                       ==========  ==========  ==========
     Present value of estimated
       future net revenues, before
       income taxes (in thousands)
       (a)
          Located in the United
             States..................  $  406,161  $  773,127  $  400,845
          Located in the Kingdom of
             Thailand................      56,620     181,418     131,630
                                       ----------  ----------  ----------
               Total Company.........  $  462,781  $  954,545  $  532,475
                                       ==========  ==========  ==========
TOTAL DEVELOPED RESERVES:
     Oil, condensate, and natural gas
       liquids (MBbls)
          Located in the United
             States..................      26,168      25,898      22,488
          Located in the Kingdom of
             Thailand................       6,982       5,192      --
                                       ----------  ----------  ----------
               Total Company.........      33,150      31,090      22,488
                                       ==========  ==========  ==========
     Natural Gas (MMcf)
          Located in the United
             States..................     179,972     192,034     164,679
          Located in the Kingdom of
             Thailand................      59,760      45,998      --
                                       ----------  ----------  ----------
               Total Company.........     239,732     238,032     164,679
                                       ==========  ==========  ==========
     Present value of estimated
       future net revenues, before
       income taxes (in thousands)
       (a)
          Located in the United
             States..................  $  377,530  $  710,871  $  359,984
          Located in the Kingdom of
             Thailand................      36,692      69,062      --
                                       ----------  ----------  ----------
               Total Company.........  $  414,222  $  779,933  $  359,984
                                       ==========  ==========  ==========

------------

(a) The Company believes, for the reasons set forth in succeeding paragraphs, that the present value of estimated future net revenues set forth in this Annual Report and calculated in accordance with Commission guidelines are not necessarily indicative of the true present value of the Company's reserves and, due to the fact that essentially all of the Company's domestic natural gas production is currently sold on the spot market, whereas all of the Company's Thai natural gas production is sold pursuant to a long term gas sales contract, such estimates of future net revenues from the Company's domestic and Thai reserves are, accordingly, not useful for comparative purposes. See the discussion on the following pages for the prices used in making these calculations.

     Natural gas liquids comprise approximately 7% of the Company's total proved liquids reserves and approximately 11% of the Company's proved developed liquids reserves. All hydrocarbon liquid reserves are expressed in standard 42 gallon Bbls. All gas volumes and gas sales are expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located.

     Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (i) that portion delineated by drilling and defined by fluid contacts, if any, and (ii) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data becomes available. Proved natural gas reserves are comprised of non-associated, associated and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (i) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (ii) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including, (i) pressure maintenance, (ii) cycling, and (iii) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, condensate, natural gas, or natural gas liquids being held in underground storage. Depending on the status of development, these proved reserves are further subdivided into:

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

     In computing future revenues from gas reserves attributable to the Company's domestic interests, prices in effect at December 31, 1997 were used, including current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Commission guidelines, the gas prices that were used make no allowances for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For domestic gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. In computing future revenues from liquids attributable to the Company's domestic interests, prices in effect at December 31, 1997 were used and these prices were held constant to depletion of the properties. The future revenues are adjusted to reflect the Company's net revenue interest in these reserves as well as any ad valorem and other severance taxes but do not include, unless otherwise noted, any provisions for corporate income taxes.

     In computing future revenues from the Company's gas reserves attributable to the Company's interests in the Kingdom of Thailand, the current contract price under the Gas Sales Agreement was used, without giving effect to any of the adjustments provided for in the Gas Sales Agreement, due to their indeterminate nature as of December 31, 1997, in accordance with Commission guidelines. In computing future revenues from liquids attributable to the Company's interests in the Kingdom of Thailand, a price was used which the Company believes approximates the price that the Company would have received for its production from the Thailand Concession based upon the world market price for Tapis benchmark crude on December 31, 1997, and this price was held constant until depletion of the Company's reserves in the Kingdom of Thailand. The future revenues are adjusted to reflect the Company's net revenue interest in these reserves and the Company's obligations under the Thailand Concession, including the payment of SRB and applicable production bonuses, but does not include, unless otherwise noted, any provisions for U.S. or Thai corporate income or other taxes.

     In accordance with Commission guidelines, the prices used by Ryder Scott to calculate the present value of estimated future net revenues are determined on a well by well or field by field basis, as applicable, as described above and were held constant over the productive life of the reserves. The initial weighted average prices used by Ryder Scott were as follows:

                                             AS OF DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
INITIAL WEIGHTED AVERAGE PRICE (in
U.S. dollars):
     Oil, condensate, and natural gas
     liquids (per Bbl)
          Located in the United
          States.....................  $   16.60  $   24.06  $   19.10
          Located in the Kingdom of
          Thailand...................  $   16.00  $   24.56  $   18.71
     Natural Gas (per Mcf)
          Located in the United
          States.....................  $    2.30  $    3.93  $    2.08
          Located in the Kingdom of
          Thailand...................  $    1.83  $    2.09  $    2.02

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

     Production data used to arrive at the estimates set forth above includes estimated production for the last few months of 1997. The future production rates from reservoirs now on production may be more or less than estimated because of, among other reasons, mechanical breakdowns and changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in the estimates of future production rates.

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

     There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those of Ryder Scott, the Company's reserve engineers. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     The Company is periodically required to file estimates of its oil and gas reserve data with various U.S. governmental regulatory authorities and agencies, including the Federal Energy Regulatory Commission ("FERC") and the Federal Trade Commission and, with respect to reserves located in Thailand, the Kingdom of Thailand's Department of Mineral Resources and PTT, which the Company considers a quasi-governmental authority. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting reserves to these agencies, in some cases, is not comparable to that furnished by Ryder Scott in accordance with Commission guidelines because of the nature of the various reports required. The major differences generally include differences in the time as of which such estimates are made, differences in the definition of reserves, requirements to report in some instances on a gross, net or total operator basis and requirements to report in terms of smaller geographical units. During 1997, no estimates by the Company of its total proved net oil and gas reserves were filed with or included in reports to any governmental authority or agency other than the Commission and, with respect to reserves relating to the Company's properties located in Thailand, the Kingdom of Thailand's Department of Mineral Resources and PTT.

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

  ENVIRONMENTAL MATTERS

     Domestic oil and gas operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") also known as the "Superfund Law." The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase costs to the Company and others in the industry. Oil and gas lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee's operations, and may also be subject to liability for pollution damages. The Company maintains insurance against costs of clean-up operations, but is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

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

     The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence of financial responsibility of up to $10,000,000 depending on gross tonnage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. For offshore facilities that have a worst case oil spill potential of more than 1,000 barrels (which includes many of the Company's offshore producing facilities), certain amendments to the OPA that were enacted in 1996 provide that the amount of financial responsibility that must be demonstrated for most facilities ranges from $10,000,000 to $35,000,000, depending upon location, with higher amounts, up to $150,000,000 in certain limited circumstances. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities at no significant increase in expense over recent prior years. However, the Company cannot predict whether these financial responsibility requirements under the OPA amendments will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely effect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

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

     The Company is asked to comment on the costs it incurred during the prior year on capital expenditures for environmental control facilities and the amount it anticipates incurring during the coming year. The Company believes that, in the course of conducting its oil and gas operations, many of the costs attributable to environmental control facilities would have been incurred absent environmental regulations as prudent, safe oilfield practice. During 1997, the Company incurred capital expenditures of approximately $610,000 for environmental control facilities, primarily relating to the installation of certain environmental control facilities on two platforms installed in the Gulf of Thailand. The Company currently has budgeted approximately $1,630,000 for expenditures involving environmental control facilities during 1998, including, among other things, two salt water disposal facilities in New Mexico and environmental control equipment for three platforms in the Gulf of Thailand and two platforms in the Gulf of Mexico.

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

     The Minerals Management Service of the Department of the Interior (the "MMS") administers the oil and gas leases held by the Company on federal onshore lands and offshore tracts in the Outer Continental Shelf. The MMS holds a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the MMS changes or reinterprets the applicable regulations governing its royalty interests, and such action can indirectly affect the actual royalty obligation that the Company is required to pay. In a letter dated May 3, 1993, the MMS announced a reinterpretation of its right to collect royalty payments from producers on certain settlements in which such producers and pipeline companies were involved a number of years ago. The MMS reinterpretation has been challenged in court by various producers and trade groups representing them. On August 27, 1996, in INDEPENDENT PETROLEUM ASSOCIATION OF AMERICA, ET AL. V. BABBIT ET AL., Nos. 95-5210 etc., the United States Court of Appeals for the District of Columbia Circuit held that the May 3, 1993, reinterpretation was invalid and unenforceable. Unless and until this or other similar cases are resolved in favor of the MMS' reinterpretation of its regulations, it is unlikely that the Company or other producers will be legally required to pay royalties on such settlement agreements. The Company was involved in several settlement agreements with pipelines that could be subject to the MMS' new reinterpretation. The MMS has reviewed the Company's and other producers' settlement agreements, to determine whether it believes any additional royalty payments may be due and has asserted that additional royalties may be due in connection with two of the Company's settlement agreements. Based upon existing case law, the Company has asserted through the administrative appeals process, and continues to believe, that it does not owe any additional royalties beyond what it has previously paid. However, in the event that the MMS is able to successfully assert that additional royalty is due from the Company in connection with settlement agreements to which the Company is a party, the Company does not currently believe that such additional assessment will have a material adverse impact on the financial position or results of operations of the Company.

     Recently the MMS and various state and municipal authorities have attempted to collect alleged underpayment of royalties from various integrated oil companies in connection with sale transactions between exploration and production affiliates and pipeline affiliates of the same company. The Company has not been named in any of these collection efforts, a fact that the Company believes is primarily due to its never having sold any oil or gas production from one of its affiliates to another. The Company does not believe that it has any material liability for underpayment of royalty in connection with affiliate transactions, including those described above.

     The FERC has recently embarked on regulatory initiatives relating to its jurisdiction over rates for natural gas gathering services provided by interstate pipelines and to the availability of market-based and other alternative rate mechanisms to such pipelines for transmission and storage services. Among the FERC initiatives is the creation of a pilot program to determine the effect on rates of lifting price caps on the rates for interruptible transportation, short-term firm transportation, and for transportation using capacity released by the firm transportation customers of interstate pipelines. In addition, the FERC has announced and implemented a policy allowing pipelines and transportation customers to negotiate rates above the otherwise applicable maximum lawful cost-based rates on the condition that the pipelines alternatively offer so-called recourse rates equal to the maximum lawful cost-based rates. This negotiated/recourse rate policy has been challenged in the United States Court of Appeals for the District of Columbia, and the appeal remains pending. With respect to gathering services, the FERC has issued orders declaring that certain facilities owned by interstate pipelines primarily perform a gathering function, and may be transferred to affiliated and non-affiliated entities that are not subject to the FERC's rate jurisdiction. These orders have been generally upheld on appeal to the courts. The Company cannot predict the ultimate outcome of these developments, nor the effect of these developments on transportation rates. Inasmuch as the rates for these pipeline services can affect the gas prices received by the Company for the sale of its production, the FERC's actions may have an impact on the Company. However, the impact should not be substantially different on the Company than it will on other similarly situated gas producers and sellers.

EMPLOYEES

     As of March 1, 1998, the Company had 137 full-time employees and its subsidiary Thaipo employed an additional 23 individuals. None of the Company's employees are presently represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be excellent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

ITEM S-K 401(B).  EXECUTIVE OFFICERS OF REGISTRANT.

     Executive officers of the Company are appointed annually to serve for the ensuing year or until their successors have been elected or appointed. The executive officers of the Company, their age as of March 13, 1998, and the year each was elected to his present position are as follows:

                                                                                      YEAR
          EXECUTIVE OFFICER                      EXECUTIVE OFFICE            AGE    ELECTED
-------------------------------------   ----------------------------------   ----   --------
Paul G. Van Wagenen..................   Chairman of the Board, President      52      1991
                                          and Chief Executive Officer
Stuart P. Burbach....................   Executive Vice President --           45      1998
                                          Exploration
Kenneth R. Good......................   Executive Vice President              60      1998
Jerry A. Cooper......................   Senior Vice President and             49      1998
                                          Western Division Manager
R. Phillip Laney.....................   Senior Vice President and Manager     57      1998
                                          of Worldwide New Ventures
John O. McCoy, Jr....................   Senior Vice President and             46      1998
                                          Chief Administrative Officer
J. D. McGregor.......................   Senior Vice President -- Sales        53      1998
Bruce E. Archinal....................   Vice President and Onshore            45      1997
                                          Division Manager
David R. Beathard....................   Vice President -- Engineering         39      1997
Stephen R. Brunner...................   Vice President -- Operations          39      1997
Frank Davis III......................   Vice President -- Land                51      1997
John W. Elsenhans....................   Vice President and Chief              45      1998
                                          Financial Officer
Thomas E. Hart.......................   Vice President and Controller         55      1988
Ronald B. Manning....................   Vice President and                    44      1995
                                          General Counsel
Gerald A. Morton.....................   Vice President--Law and               39      1997
                                          Corporate Secretary

     Prior to assuming their present positions with the Company, the business experience of each executive officer for more than the last five years was as follows: Mr. Van Wagenen, who joined the Company in 1979, served as President and Chief Operating Officer of the Company since 1990; Mr. Burbach served as Vice President and Offshore Division Manager since rejoining the Company in 1991; Mr. Good, who joined the Company in 1977, served as Corporate Senior Vice President of the Company since 1996 and prior thereto served as the Company's Senior Vice President -- Land and Budgets since 1991; Mr. Cooper, who joined the Company in 1979, served as Vice President and Western Division Manager for the Company since 1991; Mr. Laney, who joined the Company in 1977, served as Vice President and International Exploration Manager for the Company since 1991; Mr. McCoy, who joined the Company in 1978, served as Vice President and Chief Administrative Officer of the Company since 1989; Mr. McGregor, who joined the Company in 1981, served as Vice President -- Sales since 1988; Mr. Archinal, who joined the Company in 1982, served as the Company's Onshore Division Manager since 1994 and prior thereto served as Offshore Division Exploration Manager for the Company since 1991; Mr. Beathard, who joined the Company in 1982, served as Manager of Petroleum Engineering for the Company since 1991; Mr. Brunner served as Resident Manager of the Company's Thailand operations since 1995, prior to which he was an Operations Manager for the Company since joining in 1994 and prior thereto held various positions in the energy industry, the most recent of which was as Operations Manager for Zilkha Energy since 1991; Mr. Davis who joined the Company in 1978, served as Land Manager for the Company since 1991; Mr. Elsenhans, who joined the Company in 1991, served as Vice
President -- Finance and Treasurer for the Company since 1995, and prior thereto was Director, Corporate Finance for the Company since 1991; Mr. Hart was Controller for the Company since joining the Company in 1977; Mr. Manning, who joined the Company in 1987, was Corporate Secretary and an Associate General Counsel for the Company since 1990; and Mr. Morton was an Associate General Counsel for the Company since 1993 and prior thereto was an attorney with the law firm of Weil, Gotshal & Manges since 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The following table shows the range of low and high sales prices of the Company's Common Stock (the "Common Stock") on the New York Stock Exchange composite tape where the Common Stock trades under the symbol PPP. The Common Stock is also listed on the Pacific Stock Exchange.

                                                    LOW     HIGH
                                                    ----    -----
1996
         1st Quarter.............................   24 3/8  34 3/4
         2nd Quarter.............................   31 3/8  38 1/4
         3rd Quarter.............................   32 1/4  38 3/4
         4th Quarter.............................   35 3/4  48 3/8
1997
         1st Quarter.............................   33 3/8  49 7/8
         2nd Quarter.............................   33 1/2  41 3/8
         3rd Quarter.............................   37 7/8  45 3/8
         4th Quarter.............................   27      44 9/16

     As of March 13, 1998, there were 2,891 holders of record of the Company's Common Stock.

     In each of 1996 and 1997, the Company paid four quarterly dividends of $0.03 per share on its Common Stock. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Pursuant to the Company's revolving credit agreement with its banks under which the Company has borrowed funds, and the Indenture relating to the Company's 8 3/4% Senior Subordinated Notes due 2007 (the "2007 Notes") Company may not, subject to certain exceptions, pay any dividends on its capital stock or make any other distributions on shares of its capital stock (other than dividends or distributions payable solely in shares of such capital stock) or apply any funds, property or assets to the purchase, redemption, sinking fund or other retirement of its capital stock, if the aggregate amount of all such dividends, purchases, and redemptions would exceed an amount determined based on the consolidated income of the Company and its consolidated subsidiaries plus the proceeds of the issuance of capital stock from and after a specified date set forth in each respective agreement or, in the case of the revolving credit agreement, if the net worth of the Company is negative. As of December 31, 1997, $28,657,000 was available for dividends under this limitation in the Indenture relating to the 2007 Notes, the agreement currently having the most restrictive covenant.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
FINANCIAL DATA
(Expressed in thousands, except per
 share data)
Revenues:
  Crude oil and condensate...........  $ 112,603  $  96,908  $  76,557  $  65,141  $  64,042
  Natural gas........................    158,500     94,589     72,032     99,093     66,173
  Natural gas liquids................     13,748     11,867      8,097      9,189      7,288
  Other, net.........................        349        778        773        133       (950)
                                       ---------  ---------  ---------  ---------  ---------
  Oil and gas revenues...............    285,200    204,142    157,459    173,556    136,553
  Interest on tax refund.............     --         --         --         --          2,322
  Gains (losses) on sales............      1,100       (165)       100         52        679
                                       ---------  ---------  ---------  ---------  ---------
    Total............................  $ 286,300  $ 203,977  $ 157,559  $ 173,608  $ 139,554
                                       =========  =========  =========  =========  =========
Income before extraordinary item.....  $  37,116  $  33,581  $   9,230  $  27,374  $  25,061
Extraordinary losses.................     --           (821)    --           (307)    --
                                       ---------  ---------  ---------  ---------  ---------
Net income...........................  $  37,116  $  32,760  $   9,230  $  27,067  $  25,061
                                       =========  =========  =========  =========  =========
Per share data:
  Income before extraordinary item --
    Basic (restated for 1996 and
     prior years)....................  $    1.11  $    1.01  $    0.28  $    0.84  $    0.78
    Diluted (restated for 1996 and
     prior years)....................  $    1.06  $    0.97  $    0.28  $    0.82  $    0.76
  Cash dividends.....................  $    0.12  $    0.12  $    0.12  $    0.06  $  --
  Price range of common stock:
    High.............................  $   49.88  $   48.38  $   29.00  $   24.25  $   21.00
    Low..............................  $   27.00  $   24.38  $   16.00  $   15.63  $    9.75
Weighted average number of common
 shares outstanding..................     33,421     33,203     32,893     32,663     32,160
Long-term debt at year end...........  $ 348,179  $ 246,230  $ 163,249  $ 149,249  $ 130,539
Shareholders' equity at year end.....  $ 146,106  $ 107,282  $  71,708  $  64,037  $  33,803
Total assets at year end.............  $ 676,617  $ 479,242  $ 338,177  $ 298,826  $ 239,774
PRODUCTION (SALES) DATA
Net daily average and weighted
 average price:
  Natural gas (Mcf per day)..........    181,700    107,700    121,000    144,800     91,700
    Price (per Mcf)..................  $    2.39  $    2.40  $    1.63  $    1.88  $    1.98
  Crude oil-condensate (Bbl. per
   day)..............................     15,927     11,968     11,786     11,100      9,851
    Price (per Bbl.).................  $   19.37  $   22.12  $   17.80  $   16.08  $   17.81
  Natural gas liquids (Bbl. per
   day)..............................      2,923      2,173      1,998      2,222      1,678
    Price (per Bbl.).................  $   12.89  $   14.92  $   11.10  $   11.33  $   11.90
CAPITAL EXPENDITURES
(Expressed in thousands)
Oil and gas:
  Domestic Offshore --
    Exploration......................  $  18,700  $  16,800  $  13,300  $   2,800  $   4,600
    Development......................     59,800     73,900     17,800     44,100     33,700
    Purchase of reserves.............        900     --         --         32,600     --
  Domestic Onshore --
    Exploration......................     18,100     10,400      8,800      6,800      5,200
    Development......................     38,400     27,800     22,400     23,700     24,300
    Purchase of reserves.............      1,700     --          7,900     --         --
  International --
    Exploration......................     21,700      8,500      5,500      5,100      4,600
    Development......................     62,500     54,700     24,400     --         --
    Purchase of reserves.............     29,300     --          4,200     --         --
                                       ---------  ---------  ---------  ---------  ---------
  Total oil and gas..................    251,100    192,100    104,300    115,100     72,400
Other................................      4,000      1,600        500      1,200        200
                                       ---------  ---------  ---------  ---------  ---------
  Total..............................  $ 255,100  $ 193,700  $ 104,800  $ 116,300  $  72,600
                                       =========  =========  =========  =========  =========

                                       26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  INCOME AND REVENUE DATA

     NET INCOME

     The Company reported net income for 1997 of $37,116,000 or $1.11 per share ($40,198,000 or $1.06 per share on a diluted basis) compared to net income for 1996 of $32,760,000 or $0.99 per share ($35,843,000 or $0.95 per share on a diluted basis) and net income for 1995 of $9,230,000 or $0.28 per share (on both a basic and a diluted basis). The Company recorded an extraordinary loss of $821,000 during the second quarter of 1996 related to the early retirement of the Company's 8% Convertible Subordinated Debentures, due 2005 (the "8% Debentures") with the proceeds from the Company's issuance on June 18, 1996, of its 5 1/2% Convertible Subordinated Notes, due 2006 (the "2006 Notes").

     Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding for 1997 of 33,421,000 (38,064,000 on a diluted basis), compared to 33,203,000 (37,920,000 on a diluted basis) for 1996 and 32,893,000 (33,490,000 on a diluted basis) for 1995. The yearly increases in the weighted average number of common shares outstanding resulted primarily from the issuance of shares of Common Stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per common share computations on a diluted basis primarily reflect additional common shares issuable upon the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes, due 2004 (the "2004 Notes") in 1996 and 1997 (the only convertible securities of the Company that were dilutive during the applicable periods) and the elimination of related interest requirements, as adjusted for applicable federal income taxes. In addition, the number of common shares outstanding in the diluted computation is also adjusted, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128 ("SFAS 128"), to include dilutive shares that are assumed to have been issued by the Company in connection with options exercised during the year, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. SFAS 128 was adopted by the Company in 1997, resulting in a restatement of the earnings per share calculations for 1996, 1995, and all preceding years.

  REVENUES

     TOTAL REVENUES

     The Company's total revenues for 1997 were $286,300,000, an increase of approximately 40% from total revenues of $203,977,000 for 1996, and an increase of approximately 82% from total revenues of $157,559,000 for 1995. The increase in the Company's total revenues for 1997, compared to 1996, resulted primarily from the substantial increase in the Company's natural gas and liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) production, which was only partially offset by a decline in the average price that the Company received for its liquid hydrocarbon production and, to a much lesser extent, the average price that the Company received for its natural gas production. The increase in the Company's total revenues for 1997, compared to 1995, resulted primarily from the substantial increases in the Company's natural gas production, the average price that the Company received for its natural gas production, the Company's liquid hydrocarbon production and, to a lesser extent, the average price that the Company received for its liquid hydrocarbon production.

     OIL AND GAS REVENUES

     The Company's oil and gas revenues for 1997 were $285,200,000, an increase of approximately 40% from oil and gas revenues of $204,142,000 for 1996, and an increase of approximately 81% from oil and gas revenues of $157,459,000 for 1995. The following table reflects an analysis of variances in the Company's oil and gas revenues between 1997 and the previous two years:

                                         1997 COMPARED TO
                                       ---------------------
                                         1996        1995
                                       ---------  ----------
                                          (IN THOUSANDS)
Increase (decrease) in oil and gas
  revenues resulting from variances
  in:
  Natural Gas
     Price...........................  $    (394) $   33,466
     Production......................     64,305      53,002
                                       ---------  ----------
                                          63,911      86,468
                                       ---------  ----------
  Crude oil and condensate
     Price...........................    (12,064)      6,767
     Production......................     27,759      29,279
                                       ---------  ----------
                                          15,695      36,046
                                       ---------  ----------
NGL and other, net...................      1,452       5,227
                                       ---------  ----------
Increase (decrease) in oil and gas
  revenues...........................  $  81,058  $  127,741
                                       =========  ==========

     NATURAL GAS PRICES. Prices per Mcf that the Company received for its natural gas production during 1997 averaged $2.39 per Mcf. The average price that the Company received for its natural gas production in 1997 was approximately equal to the average price that the Company had received during 1996 of $2.40 per Mcf, but was a substantial increase (of approximately 47%) from the average price of $1.63 that it received during 1995.

     DOMESTIC PRICES. Prices that the Company received for its domestic natural gas production during 1997 averaged $2.50 per Mcf, an increase of approximately 4% from an average price of $2.40 per Mcf that the Company received for its domestic natural gas production during 1996, and an increase of approximately 53% from an average price of $1.63 that the Company received for its natural gas production during 1995.

     THAILAND PRICES. The Company's Tantawan Field located in the Kingdom of Thailand commenced production of natural gas and liquid hydrocarbons in February 1997. During 1997, the price that the Company received under the Gas Sales Agreement averaged approximately 60 Thai Baht per Mcf. The price that the Company receives under the Gas Sales Agreement would normally adjust on a semi-annual basis. However, the Gas Sales Agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. See "Business -- International Operations; Contractual Terms Governing the Thailand Concession and Related Production." Due to the volatility of the Thai Baht and the current economic difficulties in the Kingdom of Thailand and throughout Southeast Asia, the price that the Company receives under the Gas Sales Agreement has been adjusted on almost a monthly basis since July 1997. As a result of these adjustments, during December 1997 the price that the Company received under the Gas Sales Agreement for its production from the Thailand Concession averaged approximately 68 Thai Baht per Mcf. However, the increases that the Company has received in the Thai Baht price for its natural gas production from the Thailand Concession have not been sufficient to completely ameliorate, in U.S. dollar terms, the decline of the Thai Baht against the U.S. dollar. The Company cannot predict when, if ever, the adjustments provided for in the Gas Sales Agreement will completely recompense the Company for the decline of the Thai Baht against the U.S. dollar. However, the Company anticipates that should the Thai economy stabilize and recover, the volatility of the value of the Thai Baht against the U.S. dollar will decline and the adjustments to the gas sales price under the Gas Sales

Agreement resulting from changes to the indices and other factors will gradually restore, at least in part, the gas sales price (in U. S. dollar terms) to the relative value it had prior to the devaluation of the Thai Baht which commenced in July 1997. See "Operating Costs and Expenses; Foreign Currency Transaction Loss", "-- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues" and "Business -- International Operations; Contractual Terms Governing the Thailand Concession."

     NATURAL GAS PRODUCTION. The Company's natural gas production for 1997 averaged 181.7 MMcf per day, an increase of approximately 69% from average production of 107.7 MMcf per day during 1996, and an increase of approximately 50% from average production of 121 MMcf per day during 1995.

     DOMESTIC PRODUCTION. The Company's domestic natural gas production for 1997 averaged 147.2 MMcf per day, an increase of approximately 37% from average production of 107.7 MMcf per day during 1996, and an increase of approximately 22% from average production of 121 MMcf per day during 1995. The increase in the Company's average domestic natural gas production for 1997, compared to 1996 and 1995, was related in large measure to production from the Company's East Cameron Block 334 "E" platform, which commenced production in April 1997, and, to a lesser extent, the results of successful drilling in the Company's Lopeno Field in South Texas and its Eugene Island Block 261 field, that was only partially offset by the anticipated natural decline in deliverability from certain of the Company's properties. As of March 13, 1998, the Company was not a party to any future natural gas sales contracts.

     THAILAND PRODUCTION. The Company commenced production from its Tantawan Field early in February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. During 1997, the Company's share of natural gas production from the Tantawan Field averaged approximately 37.7 MMcf per day.

     CRUDE OIL AND CONDENSATE PRICES. Prices received by the Company for its crude oil and condensate production averaged $19.37 per Bbl during 1997, a decrease of approximately 12% compared to an average of $22.12 per Bbl during 1996, and an increase of approximately 9% compared to an average price of $17.80 per Bbl that the Company received during 1995.

     DOMESTIC PRICES. Prices that the Company received for its domestic crude oil and condensate production during 1997 averaged $19.49 per Bbl, a decrease of approximately 12% from an average price of $22.12 per Bbl that the Company received for its domestic crude oil and condensate production during 1996, and an increase of approximately 9% from an average price of $17.80 per Bbl that the Company received for its crude oil and condensate production during 1995.

     THAILAND PRICES. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored on the FPSO until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. The average price that the Company recorded for its crude oil and condensate production stored on the FPSO during 1997 was $18.60 per Bbl. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are currently expected on future crude oil sales to be paid in U.S. dollars.

     CRUDE OIL AND CONDENSATE PRODUCTION. The Company's crude oil and condensate production for 1997 averaged 15,927 Bbls per day, an increase of approximately 33% from 11,968 Bbls per day for 1996, and an increase of approximately 35% from 11,786 Bbls per day for 1995.

     DOMESTIC PRODUCTION. The Company's domestic crude oil and condensate production for 1997 averaged 13,711 Bbls per day, an increase of approximately 15% from 11,968 Bbls per day for 1996, and an increase of approximately 16% from 11,786 Bbls per day for 1995. The increase in the Company's crude oil and condensate production for 1997, compared to 1996 and 1995, resulted primarily from increased condensate production from wells located in the Gulf of Mexico and, to a lesser extent, increased crude oil production from certain of the Company's onshore properties, which was only partially offset by the natural decline in deliverability from certain of the Company's more mature properties. As of March 13, 1998, the Company was not a party to any crude oil swap agreements.

     THAILAND PRODUCTION. The Company commenced production from its Tantawan Field early in February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. During 1997, the Company's share of crude oil and condensate production from the Tantawan Field averaged approximately 2,421 Bbls per day.

     NGL PRODUCTION AND "OTHER" NET REVENUE ITEMS. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products that are extracted from natural gas production. In addition, the Company's oil and gas revenues for 1997, 1996 and 1995 also reflect adjustments for various miscellaneous items. The Company's NGL and other, net revenues for 1997 increased $1,452,000 from those reported in 1996, and $5,227,000 from those reported in 1995. The increase in NGL and other, net revenues in 1997, compared with 1996, primarily related to an increase in the Company's NGL production that was partially offset by a decrease in the average price that the Company received for such NGL production. The increase in NGL and other, net revenues in 1997, compared with 1995, primarily related to an increase in the Company's NGL production and, to a lesser extent, an increase in the price that the Company received for its NGL production.

     TOTAL LIQUID HYDROCARBON PRODUCTION. The Company's average liquid hydrocarbon (including crude oil, condensate and NGL) production during 1997 was 18,851 Bbls per day, an increase of approximately 33% from an average total liquids production of 14,141 Bbls per day for 1996, and an increase of approximately 37% from an average total liquids production of 13,784 Bbls per day for 1995.

  OPERATING COSTS AND EXPENSES

     LEASE OPERATING EXPENSES

     Lease operating expenses for 1997 were $63,501,000, an increase of approximately 69% from lease operating expenses of $37,628,000 for 1996, and an increase of approximately 81% from lease operating expenses of $35,071,000 for 1995.

     DOMESTIC LEASE OPERATING EXPENSES. The Company's domestic lease operating expenses for 1997 were $43,934,000, an increase of approximately 17% from domestic lease operating expenses of $37,628,000 for 1996, and an increase of approximately 25% from domestic lease operating expenses of $35,071,000 for 1995. The increase in domestic lease operating expenses for 1997, compared to 1996 and 1995, resulted primarily from increased costs to the Company (and the entire offshore oil industry) because of an increasing shortage of qualified offshore service contractors, which has permitted such contractors to increase the costs of their services significantly in the last year, increased expenses related to the leasing of certain equipment in the Gulf of Mexico, a year to year increase in the level of the Company's operating activities, including increased operating costs related to additional properties brought on production and an increased ownership interest in certain properties as a result of the acquisition of such interests.

     THAILAND LEASE OPERATING EXPENSES. The Company's lease operating expenses in Thailand for 1997 were $19,567,000. Prior to the commencement of production in the Tantawan Field on February 1, 1997, there were no lease operating expenses incurred by the Company in Thailand as defined by generally accepted accounting principles. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO, which amounted to $10,200,000 during 1997. See "-- Liquidity and Capital Resources; Capital Requirements; Other Material Long-Term Commitments."

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for 1997 were $21,412,000, an increase of approximately 19% from general and administrative expenses of $18,028,000 for 1996, and an increase of approximately 31% from general and administrative expenses of $16,400,000 for 1995. The increase in general and administrative expenses for 1997, compared to 1996 and 1995, was primarily related to salary and benefit expenses incurred in connection with the increase in the Company's work force in its Bangkok, Thailand office as a result of the Company's increased activities there.

     EXPLORATION EXPENSES

     Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for 1997 were $10,530,000, a decrease of approximately 37% from exploration expenses of $16,777,000 for 1996, and an increase of approximately 41% from exploration expenses of $7,468,000 for 1995. The decrease in exploration expenses for 1997, compared to 1996, resulted primarily from the incurrence of costs associated with conducting several 3-D seismic surveys by the Company on its leases in South Louisiana, East Texas and the Permian Basin during 1996 for which no similar costs of their magnitude were incurred during the comparative periods, although such costs were partially offset in 1997 by the costs associated with conducting the Jarmjuree 3-D seismic survey in the Gulf of Thailand and by increased seismic data acquisition in the Gulf of Mexico. The increase in exploration expenses for 1997, compared to 1995, resulted primarily from increased geophysical activity by the Company, including the costs of conducting and processing the Jarmjuree 3-D seismic survey. In addition, exploration expenses attributable to increased delay rental expense resulting from the Company's acquisition of additional prospective oil and gas acreage during 1997, as compared to 1996 and 1995, served to offset the decrease in exploration expenses for 1997, compared to 1996, and to increase the exploration expenses incurred during 1997, compared to 1995. The Company does not currently expect its exploration expenses in 1998 to increase significantly over those incurred during 1997.

     DRY HOLE AND IMPAIRMENT EXPENSES

     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for 1997 were $9,631,000, an increase of approximately 12% from dry hole and impairment costs of $8,579,000 for 1996, and an increase of approximately 44% from dry hole and impairment costs of $6,703,000 for 1995.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES

     The Company accounts for its oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties are reviewed whenever events or changes in circumstances indicate that the value of such property on the Company's books may not be recoverable. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred.

     The provision for depreciation, depletion and amortization ("DD&A") is based on capitalized costs as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and the Gulf of Thailand. Generally, the Company established cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States. The Company's DD&A expense for 1997 was $103,157,000, an increase of approximately 67% from DD&A expenses of $61,857,000 for 1996, and an increase of approximately 51% from DD&A expenses of $68,489,000 for 1995. The increase in the Company's DD&A expenses for 1997, compared to 1996 and 1995, resulted primarily from an increase in the Company's natural gas and liquid hydrocarbon production and, to a lesser extent, an increase in the Company's composite DD&A rate.

     The composite DD&A rate for all of the Company's producing fields for 1997 was $0.95 per equivalent Mcf ($5.68 per equivalent barrel), an increase of approximately 9% from a composite DD&A rate of $0.87 per equivalent Mcf ($5.20 per equivalent barrel) for 1996, and an increase of approximately 3% from a composite DD&A rate of $0.91 per equivalent Mcf ($5.47 per equivalent barrel) for 1995. The increase in the composite DD&A rate for all of the Company's producing fields for 1997, compared to 1996 and 1995, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. Management currently anticipates that this trend will continue for the foreseeable future, resulting in generally increasing DD&A rates. The Company produced 107,605,000 equivalent Mcf (17,934,000 equivalent Bbls) in 1997, an increase of approximately 53% from the 70,472,000 equivalent Mcf (11,745,000 equivalent Bbls) produced in 1996, and an increase of approximately 45% from the 74,337,000 equivalent Mcf (12,389,000 equivalent Bbls) produced in 1995.

     INTEREST

     INTEREST CHARGES. The Company incurred interest charges for 1997 of $21,886,000, an increase of approximately 66% from interest charges of $13,203,000 for 1996, and an increase of approximately 96% from interest charges of $11,167,000 for 1995. The increase in the Company's interest charges for 1997, compared to 1996 and 1995, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased average interest rates on the debt outstanding (resulting primarily from the issuance of the 2007 Notes on May 22, 1997, which bear interest at an 8 3/4% annual interest rate) and increased expenses related to amortization of debt issuance expenses resulting from the issuance of the 2006 Notes in 1996.

     CAPITALIZED INTEREST EXPENSE. Capitalized interest for 1997 was $6,175,000 an increase of approximately 46% from capitalized interest of $4,244,000 for 1996, and an increase of approximately 237% from capitalized interest of $1,834,000 for 1995. The increase in capitalized interest for 1997, compared to 1996 and 1995, resulted primarily from the requirement to capitalize interest expense attributable to capital expenditures on non-producing properties, principally capital expenditures related to the Company's development of the Tantawan Field and the East Cameron Block 334 "E" platform during the first quarter of 1997 and its development of the Benchamas Field commencing in 1997, which substantially exceeded the Company's capital expenditures on non-producing properties (principally the Tantawan Field) during 1996 and 1995. To a lesser extent, the increase in capitalized interest expense is also attributable to an increase in the rate used to compute the interest that was capitalized. The Company expects its capitalized interest costs to increase in the future, primarily as a result of the requirement to capitalize interest expense attributable to capital expenditures incurred in connection with its development of the Benchamas Field in the Gulf of Thailand. See "Business -- International Operations; Significant International Operating Areas During 1997; Benchamas Field and the Maliwan Production Area".

     FOREIGN CURRENCY TRANSACTION LOSS

     The Company incurred a foreign currency transaction loss of $7,604,000 during 1997. No comparable losses were incurred in 1996 or 1995. The foreign currency transaction loss resulted from the devaluation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during 1997. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Thai Baht would be set against the U.S. dollar and other currencies under a "managed float" program arrangement. Since that time the value of the Thai
Baht has generally declined, although in recent weeks it has shown some sign of stabilizing. During the last two weeks of the month of February 1998, the Thai Baht traded in a range of approximately 43 to 48 Thai Baht to the U.S. dollar. The Company cannot predict what the Thai Baht to U.S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile.

     INCOME TAX EXPENSE

     Income tax expense for 1997 was $18,091,000, a decrease of approximately 4% from income tax expense of $18,800,000 for 1996, and an increase of approximately 270% from income tax expense of $4,891,000 for 1995. The decrease in income tax expense for 1997, compared to 1996, resulted primarily from the foreign currency transaction loss discussed in the preceding paragraph, which was partially offset by increased taxable income. The increase in income tax expense for 1997, compared to 1995, resulted primarily from increased taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     The Company's Consolidated Statement of Cash Flows for the year ended December 31, 1997, reflects net cash provided by operating activities of $150,732,000. In addition to the net cash provided by operating activities, the Company received net proceeds of $96,835,000 from the issuance of the 2007 Notes on May 22, 1997, $3,874,000 from the exercise of stock options and $387,000 from the sale of certain non-strategic properties and had net borrowings of $2,000,000 under its revolving credit agreement and uncommitted money market credit lines with certain banks.

     During 1997, the Company invested $197,326,000 of such cash flow in capital projects during 1997, purchased certain oil and gas properties for $31,234,000 and paid $4,012,000 ($0.03 per share for four quarters) in cash dividends to holders of the Company's Common Stock. Of the $197,326,000 invested in capital projects, $56,961,000 was applicable to 1996 projects and $140,365,000 was applicable to 1997 capital projects. As of December 31, 1997, the Company had $19,646,000 in cash and cash investments.

  FUTURE CAPITAL REQUIREMENTS

     The Company's capital and exploration budget for 1998, which does not include any amounts which may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, has been established by the Company's Board of Directors at $230,000,000, an increase of approximately 6% from the Company's capital and exploration expenditures (excluding purchased reserves and interest capitalized) of $217,729,000 for 1997, an increase of approximately 12% over capital and exploration expenditures (excluding purchased reserves and interest capitalized) of $206,207,000 for 1996, and an increase of approximately 135% over capital and exploration expenditures (excluding purchased reserves and interest capitalized) of approximately $97,910,000 for 1995.

     In addition to anticipated capital and exploration expenses, other material 1998 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, interest expense and the payment of dividends on its Common Stock, including a $0.03 per share dividend on its Common Stock paid on February 27, 1998, to stockholders of record on February 13, 1998. The Company currently anticipates that cash provided by operating activities and funds available under its Credit Agreement and uncommitted money market credit lines will be sufficient to fund the Company's ongoing expenses, its 1998 capital and exploration budget and anticipated future dividend payments. The declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

  OTHER MATERIAL LONG-TERM COMMITMENTS

     As of February 9, 1996, Tantawan Services, LLC ("TS"), a company that is currently a wholly owned subsidiary of the Company, entered into a Bareboat Charter Agreement (the "Charter") with Tantawan Production B.V. for the charter of the FPSO for use in the Tantawan Field. See
"Business -- International Operations." The term of the Charter is for a period ending July 31, 2008, subject to extension. In addition, TS has a purchase option on the FPSO throughout the term of the Charter. TS has also contracted with another company, SBM Marine Services Thailand Ltd., to operate the FPSO on a reimbursable basis throughout the initial term of the Charter. Performance of both the Charter and the agreement to operate the FPSO are non-recourse to TS and the Company. However, performance is secured by a negative pledge on any hydrocarbons stored on the FPSO and is guaranteed by each of the working interest holders in the Tantawan Field, including Thaipo. Thaipo's guarantee is limited to its percentage interest in the Tantawan Field (currently 46.34%). The Charter currently provides for an estimated charter hire commitment of $24,000,000 per year ($11,122,000 net to Thaipo).

  CAPITAL STRUCTURE

     CREDIT AGREEMENT AND UNCOMMITTED CREDIT LINES

     Effective August 1, 1997, the Company entered into an amended and restated credit agreement (as so amended and restated, "Credit Agreement"). The Credit Agreement provides for an unsecured $250,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of both domestic and Thai properties less, in certain circumstances, the present value of interest payments on the 2007 Notes. The domestic borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based primarily on the discounted present value of future net revenues from the Company's domestic oil and gas reserves. The portion of the borrowing base which is composed of properties located in the Kingdom of Thailand is also determined semi-annually, but may, at the lenders' discretion, be redetermined once more during each semi-annual period. As of March 13, 1998, the Company's total borrowing base, including both domestic and Thai properties, exceeded $250,000,000. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. See "Market for the Registrant's Common Stock and Related Security Holder Matters." In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement currently bear interest at a base (prime) rate or LIBOR plus 5/8%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged. The commitment fee is currently 0.25% per annum on the unborrowed amount under the Credit Agreement that is designated as "active" and 0.10% per annum on the unborrowed amount under the Credit Agreement that is designated as "inactive." Of the $250,000,000 that is currently available under the Credit Agreement (subject to borrowing base limitations), $125,000,000 is designated as "active" and $125,000,000 is designated as "inactive."

     As of March 13, 1998, the Company had also entered into separate letter agreements with two banks under which one of the banks may provide a $10,000,000 uncommitted money market line of credit and the other bank may provide a $20,000,000 uncommitted money market line of credit. Each line of credit is on an as available or offered basis and neither bank has an obligation to make any advances under its respective line of credit. Although loans made under these letter agreements are for a maximum term of 30 days, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under its Credit Agreement. Both letter agreements permit either party to terminate such letter agreement at any time. Under its Credit Agreement, the Company is currently limited to incurring a maximum of $20,000,000 of additional senior debt, which would include debt incurred under these lines of credit. Further, the 2007 Notes also restrict the incurrence of additional senior indebtedness. See "; 2007 Notes." As of March
1, 1998, indebtedness in the amount of $56,000,000 was outstanding under the Credit Agreement and the two letter agreements.

     2007 NOTES

     On May 22, 1997, the Company issued $100,000,000 principal amount of 2007 Notes. The proceeds from the issuance of the 2007 Notes were used to repay amounts outstanding under the Credit Agreement, and to purchase short-term cash investments. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1997. The 2007 Notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under its bank revolving credit agreement and its unsecured credit lines, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes and the 2004 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The 2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company that are customary for senior subordinated indebtedness generally, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of assets sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

     2004 NOTES

     The Company's 2004 Notes were called for redemption on March 16, 1998, at a price equal to 103.30% of their principal amount. Prior thereto, holders of all but $95,000 principal amount of the 2004 Notes chose to convert their 2004 Notes into Common Stock at a conversion price of $22.188 per common share, rather than receive cash for their 2004 Notes resulting in the issuance of 3,879,726 shares of Common Stock.

     2006 NOTES

     The outstanding principal amount of 2006 Notes was $115,000,000 as of December 31, 1997. The 2006 Notes are convertible into Common Stock at $42.185 per share, subject to adjustment upon the occurrence of certain events. The 2006 Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 1999, at a redemption price of 103.85% of their principal amount and decreasing percentages thereafter. No sinking fund payments are required on the 2006 Notes. The 2006 Notes are redeemable at the option of the holder, upon the occurrence of a repurchase event (a change of control and other circumstances as defined in the indenture governing the 2006 Notes), at 100% of the principal amount.

  OTHER MATTERS

     INFLATION

     Publicly held companies are asked to comment on the effects of inflation on their business. Currently annual inflation in terms of the decrease in the general purchasing power of the U.S. dollar is running much below the general annual inflation rates experienced in the past. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the U.S. dollar, such effect is not currently considered significant.

     SOUTHEAST ASIA ECONOMIC ISSUES

     A substantial portion of the Company's oil and gas operations are conducted in Southeast Asia, and a substantial portion of its natural gas and liquid hydrocarbon production are sold there. In recent months, Southeast Asia in general, and the Kingdom of Thailand in particular, have experienced severe economic difficulties which have been characterized by sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. The government of the Kingdom of Thailand and other governments in the region are currently acting to address these issues. However, the economic difficulties currently being experienced in Thailand, together with the volatility of the Thai Baht against the U.S. dollar, will continue to have a material impact on the Company's operations in the Kingdom of Thailand, together with the prices that the Company receives for its oil and natural gas production there. See "-- Results of Operations; Income and Revenue Data" and
"-- Results of Operations; Operating Costs and Expenses; Foreign Currency Transaction Loss."

     All of the Company's current natural gas production from the Thailand Concession is committed under a long term Gas Sales Agreement to PTT at a price denominated in Thai Baht which is determined in accordance with a formula that is intended to ameliorate, at least in part, any decline in the purchasing power of the Thai Baht against the U.S. dollar. See "Business -- International Operations; Contractual Terms Governing the Thailand Concession" and
"Business -- Miscellaneous; Sales." Although the

Company currently believes that PTT will honor its commitments under the Gas Sales Agreement, a failure by PTT to honor such commitments could have a material adverse effect on the Company.

     The Company's crude oil and condensate production from the Thailand Concession is sold on a tanker load by tanker load basis. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are currently expected on future crude oil sales to be paid in U.S. dollars. See "Business -- International Operations; Contractual Terms Governing the Thailand Concession and Related Production" and "Business -- Miscellaneous; Sales." The Company believes that the current economic difficulties in Southeast Asia have resulted in a decreased demand for petroleum products in the region, which has contributed to the recent general decline in crude oil and condensate prices throughout the world. This price decline has had an adverse effect on all oil and gas companies that sell their production on the world spot markets, including the Company, without regard to where their respective production is located.

     YEAR 2000 ISSUE

     Many computer software systems, as well as certain hardware, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. This could result in significant system failures. The Company has a process in place to identify potential year 2000 problems and implement solutions. The Company has addressed the year 2000 issue in those areas where replacement systems have been installed for other business reasons. Where existing systems are expected to remain in place beyond 1999, the Company is implementing systems changes utilizing a combination of internal and external resources. In addition, the Company intends to communicate with its major suppliers and others with whom it conducts business to determine that they will be able to resolve the year 2000 issue. While the Company believes it will be able to resolve the year 2000 issue, if it is unable to complete the required systems changes or if those with whom the Company conducts business are unsuccessful in implementing solutions, the year 2000 issue could have an adverse impact on the Company's operations and revenues. Based upon current estimates, the Company believes that it will not incur material costs during 1998 and 1999 to implement the necessary changes to existing systems. These costs are being expensed as they are incurred.

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                                 HOUSTON, TEXAS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Pogo Producing Company:

     We have audited the accompanying consolidated balance sheets of Pogo Producing Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pogo Producing Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP

Houston, Texas
February 13, 1998

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
                                            (EXPRESSED IN THOUSANDS,
                                           EXCEPT PER SHARE AMOUNTS)
Revenues:
     Oil and gas.....................  $  285,200  $  204,142  $  157,459
     Gains (losses) on sales.........       1,100        (165)        100
                                       ----------  ----------  ----------
          Total......................     286,300     203,977     157,559
                                       ----------  ----------  ----------
Operating Costs and Expenses:
     Lease operating.................      63,501      37,628      35,071
     General and administrative......      21,412      18,028      16,400
     Exploration.....................      10,530      16,777       7,468
     Dry hole and impairment.........       9,631       8,579       6,703
     Depreciation, depletion and
       amortization..................     103,157      61,857      68,489
                                       ----------  ----------  ----------
          Total......................     208,231     142,869     134,131
                                       ----------  ----------  ----------
Operating Income.....................      78,069      61,108      23,428
Interest:
     Charges.........................     (21,886)    (13,203)    (11,167)
     Income..........................         453         232          26
     Capitalized.....................       6,175       4,244       1,834
Foreign Currency Transaction Loss....      (7,604)     --          --
                                       ----------  ----------  ----------
Income Before Taxes and Extraordinary
  Item...............................      55,207      52,381      14,121
                                       ----------  ----------  ----------
Income Tax Expense...................     (18,091)    (18,800)     (4,891)
                                       ----------  ----------  ----------
Income Before Extraordinary Item.....      37,116      33,581       9,230
Extraordinary Loss on Early
  Extinguishment of Debt, net of
  taxes..............................      --            (821)     --
                                       ----------  ----------  ----------
Net Income...........................  $   37,116  $   32,760  $    9,230
                                       ==========  ==========  ==========
Earnings per Share (restated for 1996
  and 1995):
     Basic
          Before extraordinary
             item....................  $     1.11  $     1.01  $     0.28
          Extraordinary item.........      --           (0.02)     --
                                       ----------  ----------  ----------
          Net income.................  $     1.11  $     0.99  $     0.28
                                       ==========  ==========  ==========
     Diluted
          Before extraordinary
             item....................  $     1.06  $     0.97  $     0.28
          Extraordinary item.........      --           (0.02)     --
                                       ----------  ----------  ----------
          Net income.................  $     1.06  $     0.95  $     0.28
                                       ==========  ==========  ==========
Dividends per Common Share...........  $     0.12  $     0.12  $     0.12
                                       ==========  ==========  ==========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
                                        (EXPRESSED IN THOUSANDS)

               ASSETS
Current Assets:
     Cash and cash investments.......  $     19,646  $      3,054
     Accounts receivable.............        39,540        30,031
     Other receivables...............        46,951        35,027
     Inventory -- product............           713       --
     Inventories -- tubulars.........         8,334         6,165
     Other...........................         4,087           641
                                       ------------  ------------
          Total current assets.......       119,271        74,918
                                       ------------  ------------
Property and Equipment:
     Oil and gas, on the basis of
      successful efforts accounting
          Proved properties being
              amortized..............     1,321,817     1,079,523
          Unevaluated properties and
              properties under
              development, not being
              amortized..............       110,231       111,192
     Other, at cost..................        12,619         8,773
                                       ------------  ------------
                                          1,444,667     1,199,488
     Less -- accumulated
      depreciation, depletion, and
      amortization, including $6,004
      and $4,822 respectively,
      applicable to other property...       917,363       814,623
                                       ------------  ------------
                                            527,304       384,865
                                       ------------  ------------
Other................................        30,042        19,459
                                       ------------  ------------
                                       $    676,617  $    479,242
                                       ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable -- operating
      activities.....................  $     13,639  $      7,676
     Accounts payable -- investing
      activities.....................        90,833        56,961
     Accrued interest payable........         3,130         1,957
     Accrued payroll and related
      benefits.......................         1,938         1,490
     Other...........................           632           163
                                       ------------  ------------
          Total current
              liabilities............       110,172        68,247
Long-Term Debt.......................       348,179       246,230
Deferred Federal Income Tax..........        57,502        46,321
Deferred Credits.....................        14,658        11,162
                                       ------------  ------------
          Total liabilities..........       530,511       371,960
                                       ------------  ------------
Shareholders' Equity:
     Preferred stock, $1 par;
      2,000,000 shares authorized....       --            --
     Common stock, $1 par;
      100,000,000 shares authorized,
      and 33,552,702 and 33,321,381
      shares issued, respectively....        33,553        33,321
     Additional capital..............       144,848       139,337
     Retained earnings (deficit).....       (31,971)      (65,075)
     Treasury stock and other, at
      cost...........................          (324)         (301)
                                       ------------  ------------
          Total shareholders'
              equity.................       146,106       107,282
                                       ------------  ------------
                                       $    676,617  $    479,242
                                       ============  ============

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
                                          (EXPRESSED IN THOUSANDS)
Cash flows from operating activities:
    Cash received from customers.....  $ 272,004  $ 195,931  $ 164,065
    Federal income taxes received....      7,037     --          6,000
    Operating, exploration, and
      general and administrative
      expenses paid..................    (86,445)   (74,512)   (56,997)
    Interest paid....................    (20,713)   (12,960)   (11,036)
    Federal income taxes paid........    (19,500)    12,500)    (6,000)
    Other............................     (1,651)    (3,061)       301
                                       ---------  ---------  ---------
         Net cash provided by
           operating activities......    150,732     92,898     96,333
                                       ---------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures.............   (197,326)  (172,032)   (96,403)
    Purchase of proved reserves......    (31,234)    --        (11,921)
    Proceeds from the sale of
      property and tubular stock.....        387        100        100
                                       ---------  ---------  ---------
         Net cash used in investing
           activities................   (228,173)  (171,932)  (108,224)
                                       ---------  ---------  ---------
Cash flows from financing activities:
    Proceeds from issuance of new
      debt...........................    100,000    115,000     --
    Borrowings under senior debt
      agreements.....................    502,000    208,000    199,000
    Payments under senior debt
      agreements.....................   (500,000)  (201,000)  (182,000)
    Proceeds from exercise of stock
      options........................      3,874      3,378      1,717
    Payment of cash dividends on
      common stock...................     (4,012)    (3,979)    (3,946)
    Debt issue expenses paid.........     (3,165)    (3,116)    --
    Purchase of 8% debentures due
      2005...........................     --        (40,699)      (450)
    Principal payments of other
      long-term debt obligations.....     --         --           (871)
                                       ---------  ---------  ---------
         Net cash provided by
           financing activities......     98,697     77,584     13,450
                                       ---------  ---------  ---------
Effect of exchange rate changes on
  cash...............................     (4,664)        23     --
                                       ---------  ---------  ---------
Net increase (decrease) in cash and
  cash investments...................     16,592     (1,427)     1,559
Cash and cash investments at the
  beginning of the year..............      3,054      4,481      2,922
                                       ---------  ---------  ---------
Cash and cash investments at the end
  of the year........................  $  19,646  $   3,054  $   4,481
                                       =========  =========  =========
Reconciliation of net income to net
  cash provided by operating
  activities:
    Net income.......................  $  37,116  $  32,760  $   9,230
    Adjustments to reconcile net
      income to net cash provided by
      operating activities
         Extraordinary losses on
           early extinguishments of
           debt, net of taxes........     --            821     --
         Foreign currency transaction
           loss......................      7,604     --         --
         (Gains) losses on sales.....     (1,100)       165       (100)
         Depreciation, depletion and
           amortization..............    103,157     61,857     68,489
         Dry hole and impairment.....      9,631      8,579      6,703
         Interest capitalized........     (6,175)    (4,244)    (1,834)
         Increase in deferred income
           tax.......................     12,999      7,175      5,592
         Change in assets and
           liabilities:
             (Increase) decrease in
               accounts receivable...    (12,483)    (8,211)     7,095
             Increase in
              inventory -- product...       (713)    --         --
             (Increase) decrease in
               other current
               assets................     (6,470)        81         23
             Increase in other
               assets................     (7,418)    (5,228)    (1,187)
             Increase (decrease) in
               accounts payable......      8,998     (2,079)     1,942
             Increase in accrued
               interest payable......      1,173        243        131
             Increase in accrued
               payroll and related
               benefits..............        448        251          2
             Increase in other
               current liability.....        469         60         63
             Increase in deferred
               credits...............      3,496        668        184
                                       ---------  ---------  ---------
Net cash provided by operating
  activities.........................  $ 150,732  $  92,898  $  96,333
                                       =========  =========  =========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             TREASURY
                                                                                RETAINED      STOCK       SHARE-
                                          SHARES       COMMON     ADDITIONAL    EARNINGS       AND       HOLDERS'
                                        OUTSTANDING     STOCK      CAPITAL      (DEFICIT)     OTHER       EQUITY
                                        -----------    -------    ----------    ---------    --------    ---------
                                                             (DOLLARS EXPRESSED IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994.........    32,810,261    $32,826     $ 130,675    $ (99,140)    $ (324)    $  64,037
Net income...........................       --           --           --            9,230      --            9,230
Exercise of stock options............       181,136        181         2,206       --          --            2,387
Dividends ($0.12 per common share)...       --           --           --           (3,946)     --           (3,946)
                                        -----------    -------    ----------    ---------    --------    ---------

BALANCE AT DECEMBER 31, 1995.........    32,991,397     33,007       132,881      (93,856)      (324)       71,708
Net income...........................       --           --           --           32,760      --           32,760
Foreign currency translation gain....       --           --           --           --             23            23
Exercise of stock options............       274,714        274         4,924       --          --            5,198
Shares issued in connection with the
  Long-Term Incentive Plan...........         5,896          6           246       --          --              252
Shares issued in connection with the
  conversion of --
     8% Debentures...................        32,898         33         1,267       --          --            1,300
     2004 Notes......................           901          1            19       --          --               20
Dividends ($0.12 per common share)...       --           --           --           (3,979)     --           (3,979)
                                        -----------    -------    ----------    ---------    --------    ---------

BALANCE AT DECEMBER 31, 1996.........    33,305,806     33,321       139,337      (65,075)      (301)      107,282
Net income...........................       --           --           --           37,116      --           37,116
Foreign currency translation loss....       --           --           --           --            (23)          (23)
Exercise of stock options............       229,024        230         5,461       --          --            5,691
Shares issued in connection with the
  conversion of 2004 Notes...........         2,297          2            50       --          --               52
Dividends ($0.12 per common share)...       --           --           --           (4,012)     --           (4,012)
                                        -----------    -------    ----------    ---------    --------    ---------
BALANCE AT DECEMBER 31, 1997.........    33,537,127    $33,553     $ 144,848    $ (31,971)    $ (324)    $ 146,106
                                        ===========    =======    ==========    =========    ========    =========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS --

     Pogo Producing Company was incorporated in 1970. Pogo Producing Company and its subsidiaries (the "Company") are engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico and onshore in the United States and internationally in the Gulf of Thailand. The Company has interests in 101 lease blocks offshore Louisiana and Texas, approximately 237,000 gross acres onshore in the United States and approximately 734,000 gross acres offshore in the Kingdom of Thailand.

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

  PRINCIPLES OF CONSOLIDATION --

     The consolidated financial statements include the accounts of Pogo Producing Company and its subsidiary and affiliated companies, after elimination of all significant intercompany transactions. Majority owned subsidiaries are fully consolidated. Minority owned subsidiaries or affiliates are pro rata consolidated in the same manner as the Company, and the oil and gas industry generally, accounts for its operating or working interest in oil and gas joint ventures.

  PRIOR-YEAR RECLASSIFICATIONS --

     Certain prior-year amounts have been reclassified to conform with the current year presentation.

  FOREIGN CURRENCY --

     The U. S. Dollar is the functional currency for all areas of operations of the Company. Accordingly, monetary assets and liabilities and items of income and expense denominated in a foreign currency are remeasured to U. S. dollars at the rate of exchange in effect at the end of each month and the resulting gains or losses on foreign currency transactions are included in the consolidated statements of income for the period.

  INVENTORY -- PRODUCT

     Crude oil and condensate from the Company's Tantawan field located in the Kingdom of Thailand is produced into a floating production, storage and off loading ("FPSO") system and sold periodically as an economic barge quantity is accumulated. The product inventory at December 31, 1997 consists of approximately 43,000 barrels of crude oil and condensate, net to the Company's interest, and is carried at its estimated net realizable value of $16.67 per barrel.

  INVENTORY -- TUBULARS

     Tubular Inventories consist primarily of goods used in the Company's operations and are stated at the lower of average cost or market value.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INTEREST CAPITALIZED --

     Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until production commences if the projects are evaluated as successful.

  EARNINGS PER SHARE --

     In 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Prior years have been restated in conformity with the provisions of SFAS
128. Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per common share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below in thousands, except per share amounts.

                                              FOR THE YEAR ENDED
                                              DECEMBER 31, 1997
                                        ------------------------------
                                        INCOME     SHARES    PER SHARE
                                        -------    ------    ---------
BASIC EARNINGS PER SHARE.............   $37,116    33,421     $  1.11
Effect of potential dilutive
  securities:
     Shares assumed issued from the
       exercise of options to
       purchase common shares, net of
       treasury shares assumed
       purchased from the proceeds,
       at the average market price
       for the period................     --          758       --
     Interest expense avoided, net of
       taxes, and shares issued from
       the assumed conversion at
       $22.188 per share of the 2004
       Notes.........................     3,082     3,885
                                        -------    ------    ---------
DILUTED EARNINGS PER SHARE...........   $40,198    38,064     $  1.06
                                        =======    ======    =========
Antidilutive securities:
     Shares assumed not issued from
       options to purchase common
       shares as the exercise prices
       are above the average market
       price for the period..........     --          471     $ 40.82
     Interest expense incurred, net
       of taxes, and shares not
       issued related to the assumed
       non-conversion at $42.185 per
       share of the 2006 Notes.......   $ 4,111     2,726     $  1.51

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                                      1996
                                        --------------------------------
                                        INCOME(A)    SHARES    PER SHARE
                                        ---------    ------    ---------
BASIC EARNINGS PER SHARE.............    $33,581     33,203     $  1.01
Effect of potential dilutive
  securities:
     Shares issued from the assumed
       exercise of options to
       purchase common shares, net of
       treasury shares assumed
       purchased from the proceeds,
       at the average market price
       for the period................      --           831       --
     Interest expense avoided, net of
       taxes, and shares issued from
       the assumed conversion at
       $22.188 per share of the 2004
       Notes.........................      3,083      3,886
                                        ---------    ------    ---------
DILUTED EARNINGS PER SHARE...........    $36,664     37,920     $  0.97
                                        =========    ======    =========
(a)  Computed on income before
  extraordinary item
Antidilutive securities:
     Shares assumed not issued from
       options to purchase common
       shares as the exercise prices
       are above the average market
       price for the period..........      --            20     $ 40.94
     Interest expense incurred, net
       of taxes, and shares not
       issued related to the assumed
       non-conversion at $39.50 per
       share of the 8% Debentures,
       retired on
       June 28, 1996.................    $ 1,179        521     $  2.26
Interest expense incurred, net of
  taxes, and shares not issued
  related to the assumed
  non-conversion at $42.185 per share
  of the 2006 Notes..................    $ 2,238      1,472     $  1.52

                                         FOR THE YEAR ENDED DECEMBER
                                                   31, 1995
                                        ------------------------------
                                        INCOME     SHARES    PER SHARE
                                        -------    ------    ---------
BASIC EARNINGS PER SHARE.............   $ 9,230    32,893     $  0.28
Effect of potential dilutive
  securities:
     Shares issued from the assumed
       exercise of options to
       purchase common shares, net of
       treasury shares assumed
       purchased from the proceeds,
       at the average market price
       for the period................     --          597       --
                                        -------    ------    ---------
DILUTED EARNINGS PER SHARE...........   $ 9,230    33,490     $  0.28
                                        =======    ======    =========
Antidilutive securities:
     Shares assumed not issued from
       options to purchase common
       shares as the exercise prices
       are above the average market
       price for the period..........     --          598     $ 22.13
     Interest expense incurred, net
       of taxes, and shares not
       issued related to the assumed
       non-conversion at $39.50 per
       share of the 8% Debentures....   $ 2,229     1,085     $  2.05
     Interest expense incurred, net
       of taxes, and shares not
       issued related to the assumed
       non-conversion at $22.188 per
       share of the 2004 Notes.......   $ 3,083     3,887     $  0.79

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PRODUCTION IMBALANCES --

     Owners of an oil and gas property often take more or less production from a property than entitled to based on their ownership percentages in the property. This results in a condition known in the industry as a production imbalance. The Company follows the "take" (cash) method of accounting for production imbalances. Under this method, the Company recognizes revenues on production as it is taken and delivered to its purchasers. The Company's crude oil imbalances are not significant. At December 31, 1997, the Company had taken approximately 3,751 MMcf of natural gas less than it was entitled to based on its interest in those properties, and approximately 1,757 MMcf more than its entitlement on other properties placing the Company at year end in a net under-delivered position of approximately 1,994 MMcf of natural gas based on its working interest ownership in the properties.

  OIL AND GAS ACTIVITIES AND DEPRECIATION, DEPLETION AND AMORTIZATION --

     The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties are reviewed whenever events or changes in circumstances indicate that the value of such property on the Company's books may not be recoverable. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above, plus future costs to abandon offshore wells and platforms, and is on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and the Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States.

     Other properties are depreciated using a straight-line method in amounts which in the opinion of management are adequate to allocate the cost of the properties over their estimated useful lives.

  CONSOLIDATED STATEMENTS OF CASH FLOWS --

     For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Consolidated Statements of Cash Flows. Certain such noncash transactions are disclosed in the Consolidated Statements of Shareholders' Equity relating to shares issued in connection with the Long-Term Incentive Plan and the conversion of debentures into Common Stock in 1996 and 1997.

  COMMITMENTS AND CONTINGENCIES --

     The Company has commitments for operating leases for office space in Houston, Midland and Bangkok and commitments for an operating lease and operating expenses related to a floating production, storage and off-loading vessel (FPSO) in the Gulf of Thailand. Rental expense for office space was $1,440,000 in 1997, $1,054,000 in 1996, and $861,000 in 1995. Expenses for the
FPSO lease and related

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operating costs were $14,809,000 in 1997. Future minimum office and FPSO lease expenses and related FPSO operating expense payments (in thousands of dollars) at December 31, 1997 are as follows:

1998.................................  $  17,826
1999.................................     17,830
2000.................................     17,758
2001.................................     17,758
2002.................................     16,611
Thereafter...........................     91,352

(2)  INCOME TAXES

     The components of income (loss) before income taxes for each of the three years in the period ended December 31, 1997, are as follows (expressed in thousands):

                                         1997       1996       1995
                                       ---------  ---------  ---------
United States........................  $  62,953  $  56,380  $  16,899
Foreign..............................     (7,746)    (3,999)    (2,778)
                                       ---------  ---------  ---------
     Total...........................  $  55,207  $  52,381  $  14,121
                                       =========  =========  =========

     The components of federal income tax expense (benefit) for each of the three years in the period ended December 31, 1997, are as follows (expressed in thousands):

                                         1997       1996       1995
                                       ---------  ---------  ---------
United States, current...............  $  16,000  $  12,500  $  --
United States, deferred(a)...........      5,964      7,162      5,602
Foreign, deferred....................     (3,873)      (862)      (711)
                                       ---------  ---------  ---------
     Total...........................  $  18,091  $  18,800  $   4,891
                                       =========  =========  =========

------------

(a) Excludes $443,000 of deferred tax benefit on extraordinary loss of $1,264,000 in 1996.

     Total federal income tax expense (benefit) for each of the three years in the period ended December 31, 1997, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as follows (expressed as a percent of pretax income):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal statutory income tax rate....       35.0%      35.0%      35.0%
Increases (reductions) resulting
from:
     Statutory depletion in excess of
     tax basis.......................       (0.2)      (0.2)      (2.2)
     Foreign taxes...................       (2.1)       1.1        1.6
     Other...........................        0.1     --            0.2
                                       ---------  ---------  ---------
                                            32.8%      35.9%      34.6%
                                       =========  =========  =========

     Deferred income taxes are determined based upon the differences between the financial statement and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future tax benefit will be realized. The principal components of the Company's deferred income tax assets and liabilities include the following at December 31, 1997 and 1996 (expressed in thousands):

                                              DECEMBER 31,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
Deferred tax liabilities:
     Intangible drilling costs,
       capitalized and amortized for
       financial statement purposes
       and deducted for income tax
       purposes......................  $    204,218  $    184,981
     Charges to property and
       equipment, expensed for
       financial statement purposes,
       and capitalized and amortized
       for income tax purposes.......        12,203         8,089
     Interest charges, capitalized
       and amortized for financial
       statement purposes and
       deducted for income tax
       purposes......................        19,762        21,046
                                       ------------  ------------
                                            236,183       214,116
Deferred tax asset:
     Differences in depletion and
       depreciation rates used for
       tangible assets for financial
       and income tax purposes.......      (178,681)     (167,795)
                                       ------------  ------------
Net deferred tax liability...........  $     57,502  $     46,321
                                       ============  ============

(3)  LONG-TERM DEBT

     Long-term debt and the amount due within one year at December 31, 1997 and 1996, consists of the following (dollars expressed in thousands):

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Senior debt --
     Bank revolving credit agreement
       debt:
          LIBO Rate based loans,
             borrowings at December
             31, 1997 and 1996 at
             average interest rates
             of 6.52% and 6.59%,
             respectively............  $   47,000  $   22,000
          Prime rate based loans,
             borrowing at December
             31, 1996 at an interest
             rate of 8.25%...........      --          13,000
                                       ----------  ----------
               Total bank revolving
                  credit agreement
                  debt...............      47,000      35,000
          Uncommitted credit lines
             with banks, borrowing at
             December 31, 1996 at an
             average interest rate of
             7.0%....................      --          10,000
                                       ----------  ----------
Total senior debt....................      47,000      45,000
                                       ----------  ----------
Subordinated debt --
     8 3/4% Senior subordinated
       notes, due 2007 (issued
       May 22, 1997).................     100,000      --
     5 1/2% Convertible subordinated
       notes, due 2004...............      86,179      86,230
     5 1/2% Convertible subordinated
       notes, due 2006...............     115,000     115,000
                                       ----------  ----------
Total subordinated debt..............     301,179     201,230
                                       ----------  ----------
Total debt...........................     348,179     246,230
                                       ----------  ----------
Amount due within one year -- .......      --          --
                                       ----------  ----------
Long-term debt.......................  $  348,179  $  246,230
                                       ==========  ==========

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective August 1, 1997, the Company entered into an amended and restated credit agreement (as so amended and restated, the "Credit Agreement"). The Credit Agreement provides for an unsecured $250,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of both domestic and Thai properties less, in certain circumstances, the present value of interest payments on the 2007 Notes. The domestic borrowing base is determined semiannually by the lenders in accordance with the Credit Agreement, based primarily on the discounted present value of future net revenues from the Company's domestic oil and gas reserves. The portion of the borrowing base which composed of properties located in the Kingdom of Thailand is also determined semiannually, but may, at the lenders' discretion, be redetermined once more during each semiannual period. The value of this portion of the borrowing base is determined by the lenders applying their usual and customary criteria for oil and gas evaluation. As of January 1, 1998, the Company's total borrowing base, including both domestic and Thai properties, exceeded $250,000,000. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidation, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement currently bear interest at a base (prime) rate or LIBOR plus 5/8%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged. The commitment fee is currently 0.25% per annum on the unborrowed amount under the Credit Agreement that is designated as "active" and 0.10% per annum on the unborrowed amount under the Credit Agreement that is designated as "inactive." Of the $250,000,000 that is currently available under the Credit Agreement (subject to borrowing base limitations), $125,000,000 is designated as "active" and $125,000,000 is designated as "inactive".

     The Company has also entered into separate letter agreements with two banks under which one of the banks may provide a $10,000,000 uncommitted money market line of credit and the other bank may provide a $20,000,000 uncommitted money market line of credit. Each line of credit is on an as available or offered basis and neither bank has an obligation to make any advances under its respective line of credit. Although loans made under these letter agreements are for a maximum term of 30 days, they will be reflected as long-term on the Company's balance sheet because the Company has the ability and intent to reborrow such amounts under its Credit Agreement. Both letter agreements permit either party to terminate such letter agreement at any time.

     On May 22, 1997, the Company issued $100,000,000 of 8 3/4% Senior Subordinated Notes due 2007 (the "2007 Notes"). The proceeds from the issuance of the 2007 Notes were used to repay amounts outstanding under the Company's bank revolving credit agreement, and to purchase short-term cash investments. The 2007 Notes bear interest at a rate of 8 3/4%, payable semiannually in arrears on May 15 and November 15 of each year, commencing November 15, 1997. The 2007 Notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under its bank revolving credit agreement and its unsecured credit lines, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes and the 2004 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The 2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company that are customary for senior subordinated indebtedness generally, including covenants limiting: incurrence of indebtedness

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets. As of December 31, 1997, $28,657,000 was available for dividends under this limitation, which is currently the Company's most restrictive such covenant.

     The 5 1/2% Convertible Subordinated Notes, due 2004 (the "2004 Notes") are convertible into Common Stock at $22.188 per share subject to adjustment upon the occurrence of certain events. The 2004 Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 1998, at a redemption price of 103.3% and decreasing percentages thereafter. No sinking fund is provided. The 2004 Notes are redeemable at the option of the holder, upon the occurrence of a repurchase event (a change in control and other circumstances, as defined), at 100% of the principal amount. On February 12, 1998, the Company announced its intent to redeem the 2004 Notes on March 16, 1998 at an amount equal to 103.3% of their principal amount plus accrued interest. Holders may elect to convert the principal or any integral multiple of a 2004 Note into common stock at $22.188 per share until close of business on March 13, 1998.

     The 5 1/2% Convertible Subordinated Notes, due 2006 (the "2006 Notes") are convertible into Common Stock at $42.185 per share subject to adjustment upon the occurrence of certain events. The 2006 Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 1999, at a redemption price of 103.85% and decreasing percentages thereafter. No sinking fund is provided. The 2006 Notes are redeemable at the option of the holder, upon the occurrence of a repurchase event (a change in control and other circumstances, as defined), at 100% of the principal amount.

     Current maturities and sinking fund requirements during the next five years in connection with the above long-term debt are none in 1998 and 1999, $7,050,000 in 2000, $25,850,000 in 2001 and $14,100,000 in 2002. All of the
current maturities reflected above are related to the retirement of the Company's bank debt. The Company has established a history of refinancing its bank debt before scheduled maturity payments commence and expects to do so again before the amortization of bank debt commences in 2000.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  GEOGRAPHIC SEGMENT REPORTING

     During 1997, the Company adopted the Financial and Accounting Standard's Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Information concerning the Company's revenues and long-lived assets as required by SFAS 131 is as follows (in thousands of dollars):

                                                      LONG-LIVED
                                        REVENUES        ASSETS
                                       ----------     -----------
AS OF AND FOR THE YEAR ENDED DECEMBER
  31, 1997
     United States...................  $  245,458      $ 366,638
     Kingdom of Thailand.............      39,393        160,666
                                       ----------     -----------
                                       $  284,851      $ 527,304
                                       ==========     ===========
AS OF AND FOR THE YEAR ENDED DECEMBER
  31, 1996
     United States...................  $  203,364      $ 295,108
     Kingdom of Thailand.............      --             89,757
                                       ----------     -----------
                                       $  203,364      $ 384,865
                                       ==========     ===========
AS OF AND FOR THE YEAR ENDED DECEMBER
  31, 1995
     United States...................  $  156,729      $ 232,527
     Kingdom of Thailand.............      --             29,306
                                       ----------     -----------
                                       $  156,729      $ 261,833
                                       ==========     ===========

(5)  SALES TO MAJOR CUSTOMERS

     The Company is an oil and gas exploration and production company that generally sells its oil and gas to numerous customers on a month-to-month basis. Sales to the following customers exceeded 10% of revenues during any one of the three years indicated (expressed in thousands):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Enron Corp. and affiliates...........  $  57,965  $  58,101  $  42,895
Petroleum Authority of Thailand
  (PTT)..............................  $  30,108  $  --      $  --
Coastal Gas Marketing Company........  $  --      $  18,376  $  18,117

(6)  CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1997 and 1996, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables generally have not been material. No known material credit losses were experienced during 1997 or 1996.

     A substantial portion of the Company's oil and gas operations are conducted in Southeast Asia, and a substantial portion of its natural gas and liquid hydrocarbon production are sold there. In recent months, Southeast Asia in general, and the Kingdom of Thailand in particular, have experienced severe economic difficulties which have been characterized by sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. The government of the Kingdom of Thailand and other governments in the region are currently acting to address these issues. However, the economic difficulties currently being experienced in Thailand, together with the volatility of the Thai Baht against the

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

U.S. dollar, will continue to have a material impact on the Company's operations in the Kingdom of Thailand, together with the prices that the Company receives for its oil and natural gas production there.

     All of the Company's current natural gas production from its Thailand operations committed under a long term Gas Sales Agreement to PTT at a price denominated in Thai Baht. The Company's crude oil and condensate production from its Thailand operations is sold on a tanker load by tanker load basis. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are currently expected on future crude oil sales to be paid in U.S. dollars. The Company believes that the current economic difficulties in Southeast Asia have resulted in a decreased demand for petroleum products in the region, which has contributed to the recent general decline in crude oil and condensate prices throughout the world.

(7)  EMPLOYEE BENEFITS

     As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Since the exercise price of the options granted is equal to the quoted market price of the Company's stock at the date of grant, no compensation cost has been recognized for its stock option plans. Had compensation costs been determined based on the fair value at the grant dates for awards made in 1997, 1996, and 1995 consistent with the methods of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Net income:
     As reported.....................  $  37,116  $  32,760  $   9,230
     Pro forma.......................  $  34,220  $  31,194  $   8,619
Earnings per share:
     As reported (restated for 1996
       and 1995) -- Basic............  $    1.11  $    0.99  $    0.28
     As reported (restated for 1996
       and 1995) -- Diluted..........  $    1.06  $    0.95  $    0.28
     Pro forma -- Basic..............  $    1.04  $    0.94  $    0.26
     Pro forma -- Diluted............  $    0.99  $    0.91  $    0.26

     The fair value of grants was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.10%, 6.25%, and 6.00%, expected volatility of 34.63%, 39.15%, and 41.78%, dividend yields of 0.29%, 0.34%, and 0.54%, and an expected life of the options of 4 years in each of the years 1997, 1996, and 1995.

     The Company has a tax-advantaged savings plan in which all salaried employees may participate. Under such plan, a participating employee may allocate up to 10% of his salary, up to a maximum allowed by law ($10,000 for 1998), and the Company will then match the employee's contribution on a dollar for dollar basis up to 6% of the employee's salary. Funds contributed by the employee and the matching funds contributed by the Company are held in trust by a bank trustee in six separate funds. Amounts contributed by the employee and earnings and accretions thereon may be used to purchase shares of Common Stock, invest in a money market fund or invest in four stock, bond, or blended stock and bond mutual funds according to instructions from the employee. Matching funds contributed to the savings plan by the Company are invested only in Common Stock. The Company contributed $588,000 to the savings plan in 1997, $471,000 in 1996, and $277,000 in 1995.

     The Company's stock option plans authorize the granting of options to key employees and non-employee directors at prices equivalent to the market value at the date of grant. Options generally become exercisable in three annual installments commencing one year after the date of grant and, if not exercised,

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expire 10 years from the date of grant. In 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").
As permitted by SFAS No. 123, the Company elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the adoption of SFAS No. 123 had no effect on the Company's results of operations in 1996 and 1997. A summary of the status of the Company's plans as of December 31, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:

                                                      WEIGHTED
                                                      AVERAGE
                                        NUMBER OF     EXERCISE
                                         OPTIONS       PRICE
                                        ---------     --------
Outstanding, December 31, 1994          1,387,537      $11.72
     Granted.........................     389,000      $22.34
     Exercised.......................    (181,136)     $ 9.48
     Forfeited or expired............     (20,000)     $14.88
                                        ---------
Outstanding, December 31, 1995.......   1,575,401      $14.56
                                        =========
Exercisable, December 31, 1995.......   1,006,686      $10.87
                                        =========
Available for grant, December 31,
  1995...............................   1,719,893
                                        =========
Weighted-average fair value of
  options granted during 1995........                  $ 8.77
Outstanding, December 31, 1995.......   1,575,401      $14.56
     Granted.........................     406,500      $34.59
     Exercised.......................    (274,714)     $12.30
                                        ---------
Outstanding, December 31, 1996.......   1,707,187      $19.70
                                        =========
Exercisable, December 31, 1996.......   1,077,658      $14.31
                                        =========
Available for grant, December 31,
  1996...............................   1,313,393
                                        =========
Weighted-average fair value of
  options granted during 1996........                  $13.56
Outstanding, December 31, 1996.......   1,707,187      $19.70
     Granted.........................     480,400      $40.49
     Exercised.......................    (229,024)     $16.83
                                        ---------
Outstanding, December 31, 1997.......   1,958,563      $25.13
                                        =========
Exercisable, December 31, 1997.......   1,196,803      $18.15
                                        =========
Available for grant, December 31,
  1997...............................     832,993
                                        =========
Weighted-average fair value of
  options granted during 1997........                  $14.63

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING
                                        ---------------------------------------
                                                         WEIGHTED                    OPTIONS EXERCISABLE
                                                          AVERAGE                  -----------------------
                                                         REMAINING     WEIGHTED                   WEIGHTED
                                                        CONTRACTUAL    AVERAGE                    AVERAGE
              RANGE OF                     NUMBER          LIFE        EXERCISE      NUMBER       EXERCISE
            OPTION PRICES               OUTSTANDING       (DAYS)        PRICE      EXERCISABLE     PRICE
-------------------------------------   ------------    -----------    --------    -----------    --------
     $4.38...........................        92,750           12        $ 4.38          92,750     $ 4.38
     $5.56 to $8.06..................       349,361        1,107        $ 6.83         349,361     $ 6.83
     $15.13 to $19.13................       156,046        2,014        $16.46         156,046     $16.46
     $20.31 to $23.88................       484,838        2,620        $22.15         381,827     $22.17
     $30.56 to $34.88................       325,001        3,143        $33.91         102,319     $33.93
     $35.13 to $38.94................        82,667        3,150        $36.18          56,000     $36.03
     $40.56 to $44.38................       465,900        3,483        $40.80          58,500     $41.20
     $48.75..........................         2,000        3,306        $48.75         --           --
                                        ------------                               -----------
     Total...........................     1,958,563        2,493        $25.13       1,196,803     $18.15
                                        ============                               ===========

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A trusteed retirement plan has been adopted by the Company for its salaried employees. The benefits are based on years of service and the employee's average compensation for five consecutive years within the final ten years of service which produce the highest average compensation. The Company makes annual contributions to the plan in the amount of retirement plan cost accrued or the maximum amount which can be deducted for federal income tax purposes. The following table sets forth the plan's funded status (in thousands of dollars) as of December 31, 1997, 1996, and 1995.

                                          1997       1996       1995
                                       ----------  ---------  ---------
Actuarial present value (discounted
  at 7%, 7 1/4%, and
  7 1/4%, respectively) of benefit
  obligations:
     Accumulated benefit
     obligations --
          Vested.....................  $    7,355  $   6,408  $   5,488
          Non-vested.................       1,536      1,138      1,173
                                       ----------  ---------  ---------
          Total accumulated benefit
          obligations................       8,891      7,546      6,661
     Projected salary increases
       (escalated at 5 1/2%, 5% and
       5%, respectively) and other
       changes.......................       2,329      1,804      1,734
                                       ----------  ---------  ---------
     Projected benefit obligations
       for service rendered to
       date..........................      11,220      9,350      8,395
Plan assets at fair value, primarily
  listed securities with an expected
  long-term rate of return of 9 1/2%,
  8 1/2% and 8 1/2%, respectively....      31,312     24,181     19,089
                                       ----------  ---------  ---------
Plan assets in excess of projected
  benefit obligations................      20,092     14,831     10,694
Unrecognized:
     Net overfunding being recognized
       over 15 years.................        (336)      (440)      (543)
     Net gain arising from the
       difference between actual
       experience and that assumed...     (13,134)    (9,335)    (5,989)
     Prior service cost..............        (300)      (343)      (387)
                                       ----------  ---------  ---------
Accrued retirement plan asset........  $    6,322  $   4,713  $   3,775
                                       ==========  =========  =========
Retirement plan cost (benefit) for
  1997, 1996, and 1995 included the
  following components:
     Service cost, benefits accruing
       each year with proration for
       future salary increases.......  $      746  $     621  $     480
          Interest cost on projected
             benefit obligations.....         707        604        535
          Actual return on plan
          assets.....................      (2,286)    (1,615)    (1,182)
          Net amortization and
          deferral...................        (775)      (548)      (333)
                                       ----------  ---------  ---------
     Accrued retirement plan cost
       (benefit).....................  $   (1,608) $    (938) $    (500)
                                       ==========  =========  =========

     Although the Company has no obligation to do so, the Company currently provides full medical benefits to its retired employees and dependents. For current employees, the Company assumes all or a portion of post retirement medical and term life insurance costs based on the employee's age and length of service with the Company. The post retirement medical plan has no assets and is currently funded by the Company on a pay-as-you-go basis.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is an analysis (in thousands of dollars) of the annual expense and activity in the deferred cost and benefits obligation accounts for 1995, 1996 and 1997. The computation assumes that future increases in medical costs will trend down from 8.1% to 5% per year over the next 7 years for purposes of estimating future costs. The medical cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed medical cost trend rate by one percent in each year would increase the aggregate of service and interest cost components of net periodic post retirement benefit cost for 1997 by $170,000 and the accumulated post retirement benefit obligation as of December 31, 1997 by $1,104,000.

                                           ANNUAL     DEFERRED     BENEFIT
                                           EXPENSE     COSTS      OBLIGATION
                                           -------    --------    ----------
Balance at January 1, 1995..............               $3,349      $ (5,487)
Amortization of transition costs over 14
  years representing the average
  remaining service period of eligible
  employees.............................   $   304       (304)          304
Amortization of net gain from earlier
  periods...............................       (69)                     (69)
Service cost, including interest........       241
Interest cost on transition
  obligation............................       399
                                           -------
1995 expense............................   $   875                     (875)
                                           =======
Current benefits paid...................                                145
Unrecognized net gain...................                                541
                                                      --------    ----------
Balance at December 31, 1995............                3,045        (5,441)
Amortization of transition costs over 14
  years.................................   $   304       (304)          304
Amortization of net gain from earlier
  periods...............................       (41)                     (41)
Service cost, including interest........       268
Interest cost on transition
  obligation............................       387
                                           -------
1996 expense............................   $   918                     (918)
                                           =======
Current benefits paid...................                                 94
Unrecognized net gain...................                                107
                                                      --------    ----------
Balance at December 31, 1996............                2,741        (5,895)
Amortization of transition costs over 14
  years.................................   $   305       (305)          305
Amortization of net gain from earlier
  periods...............................       (26)                     (26)
Service cost, including interest........       459
Interest cost on transition
  obligation............................       427
                                           -------
1997 expense............................   $ 1,165                   (1,165)
                                           =======

Current benefits paid...................                                 99
Unrecognized net loss...................                               (224)
                                                      --------
Balance at December 31, 1997............               $2,436
                                                      ========
Plan assets at fair value...............
                                                                  ----------
Funded status at December 31, 1997
  (discounted at 7%)....................                           $ (6,906)
                                                                  ==========

     The accumulated postretirement benefit obligation (in thousands of dollars) at December 31, 1997 is attributable to the following groups:

Retirees and beneficiaries..............     $1,951
Dependents of retirees..................        978
Fully eligible active employees.........        802
Active employees, not fully eligible....      3,175
                                           ----------
                                             $6,906
                                           ==========

                     POGO PRODUCING COMPANY & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  CASH AND CASH INVESTMENTS

     Fair value is carrying value as no cash equivalents or cash investments are included in the balances as of December 31, 1997 and 1996.

  DEBT

             INSTRUMENT                  BASIS OF FAIR VALUE ESTIMATE
--------------------------------------------------------------------------
Bank revolving credit agreement...... Fair value is carrying value as of
                                     December 31, 1997 and 1996 based on
                                     the market value interest rates.
Uncommitted credit lines with
  banks.............................. Fair value is carrying value as of
                                     December 31, 1997 and 1996 based on
                                     the market value interest rates.
2007 Notes........................... Fair value is 102.5% of carrying value as of December 31, 1997 based
                                     on a quoted market value.
2004 Notes........................... Fair value is 140.38% and 166%, of carrying value as of December 31,
                                     1997 and 1996, respectively, based on
                                     quoted market values.
2006 Notes........................... Fair value is 93.5% and 120%, of carrying value as of December 31,
                                     1997 and 1996, respectively, based on
                                     quoted market values.

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 (in thousands of dollars) are as follows:

                                                  1997                        1996
                                       --------------------------  --------------------------
                                         CARRYING        FAIR        CARRYING        FAIR
                                          VALUE         VALUE         VALUE         VALUE
                                       ------------  ------------  ------------  ------------
Cash and cash investments............  $     19,646  $     19,646  $      3,054  $      3,054
Debt:
     Bank revolving credit
       agreement.....................       (47,000)      (47,000)      (35,000)      (35,000)
     Uncommitted credit lines with
       banks.........................       --            --            (10,000)      (10,000)
     2007 Notes......................      (100,000)     (102,500)      --            --
     2004 Notes......................       (86,179)     (120,978)      (86,230)     (143,142)
     2006 Notes......................      (115,000)     (107,525)     (115,000)     (138,000)

     The Company occasionally enters into forward and futures contracts to minimize the impact of oil and gas price fluctuations. However, the Company does not consider its forward and futures contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity. Gains and losses on these activities are recognized in revenues when the hedged production occurs. No such contracts were outstanding as of December 31, 1997 or 1996.

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

                                                      UNITED     KINGDOM OF
                                          TOTAL       STATES      THAILAND
                                        ---------    --------    ----------
                                             (EXPRESSED IN THOUSANDS)

                                                       1997
                                        -----------------------------------
Revenues.............................   $ 284,851    $245,458     $ 39,393
Lease operating expense..............     (63,501)    (43,934)     (19,567)
Exploration expense..................     (10,530)     (6,242)      (4,288)
Dry hole and impairment expense......      (9,631)     (9,631)      --
Depreciation, depletion and
  amortization expense...............    (101,273)    (84,443)     (16,830)
                                        ---------    --------    ----------
Pretax operating results.............      99,916     101,208       (1,292)
Income tax (expense) benefit.........     (30,353)    (32,390)       2,037
                                        ---------    --------    ----------
Operating results....................   $  69,563    $ 68,818     $    745
                                        =========    ========    ==========

                                                       1996
                                        -----------------------------------
Revenues.............................   $ 204,142    $204,131     $     11
Lease operating expense..............     (37,628)    (37,628)      --
Exploration expense..................     (16,777)    (14,247)      (2,530)
Dry hole and impairment expense......      (8,579)     (8,834)         255
Depreciation, depletion and
  amortization expense...............     (61,033)    (60,932)        (101)
                                        ---------    --------    ----------
Pretax operating results.............      80,125      82,490       (2,365)
Income tax (expense) benefit.........     (27,905)    (28,767)         862
                                        ---------    --------    ----------
Operating results....................   $  52,220    $ 53,723     $ (1,503)
                                        =========    ========    ==========

                                                       1995
                                        -----------------------------------
Revenues.............................   $ 157,459    $157,536     $    (77)
Lease operating expense..............     (35,071)    (35,071)      --
Exploration expense..................      (7,468)     (6,111)      (1,357)
Dry hole and impairment expense......      (6,703)     (6,703)      --
Depreciation, depletion and
  amortization expense...............     (67,831)    (67,798)         (33)
                                        ---------    --------    ----------
Pretax operating results.............      40,386      41,853       (1,467)
Income tax (expense) benefit.........     (13,623)    (14,334)         711
                                        ---------    --------    ----------
Operating results....................   $  26,763    $ 27,519     $   (756)
                                        =========    ========    ==========

     The following table sets forth the Company's capitalized costs (expressed in thousands) incurred for oil and gas producing activities during the years indicated.

                                          1997        1996        1995
                                       ----------  ----------  ----------
Capitalized costs incurred:
     Property acquisition -- United
       States........................  $   14,492  $    5,927  $   14,864
     Property acquisition -- Kingdom
       of Thailand...................      28,617      --           4,171
     Exploration -- United States....      24,016      20,651      14,562
     Exploration -- Kingdom of
       Thailand......................      21,187       8,317       5,418
     Development -- United States....      95,768      99,464      39,461
     Development -- Kingdom of
       Thailand......................      60,996      53,564      23,994
     Interest capitalized -- United
       States........................       3,331       4,244       1,834
     Interest capitalized -- Kingdom
       of Thailand...................       2,748      --          --
                                       ----------  ----------  ----------
                                       $  251,155  $  192,167  $  104,304
                                       ==========  ==========  ==========
Provision for depreciation, depletion
  and amortization:
     United States...................  $   85,104  $   61,033  $   67,798
     Kingdom of Thailand.............      16,830         101          33
                                       ----------  ----------  ----------
                                       $  101,934  $   61,134  $   67,831
                                       ==========  ==========  ==========

     The following information regarding estimates of the Company's proved oil and gas reserves, which are located offshore in United States waters of the Gulf of Mexico, onshore in the United States and offshore in the Kingdom of Thailand is based on reports prepared by Ryder Scott Company Petroleum Engineers. The definitions and assumptions that served as the basis for the discussions under the caption "Item 1. Business -- Exploration and Production Data -- Reserves" should be referred to in connection with the following information.

                          ESTIMATES OF PROVED RESERVES

                                             TOTAL COMPANY              UNITED STATES           KINGDOM OF THAILAND
                                        -----------------------    -----------------------    -----------------------
                                            OIL                        OIL                        OIL
                                        CONDENSATE                 CONDENSATE                 CONDENSATE
                                         & NATURAL     NATURAL      & NATURAL     NATURAL      & NATURAL     NATURAL
                                        GAS LIQUIDS      GAS       GAS LIQUIDS      GAS       GAS LIQUIDS      GAS
                                          (BBLS.)       (MMCF)       (BBLS.)       (MMCF)       (BBLS.)       (MMCF)
                                        -----------    --------    -----------    --------    -----------    --------
Proved Reserves as of December 31,
1994.................................   33,861,612      242,890    26,187,240      186,151     7,674,372       56,739
    Revisions of previous
      estimates......................      496,849       21,800       363,213       16,592       133,636        5,208
    Extensions, discoveries and other
      additions......................   11,901,880       78,434     4,267,871       35,058     7,634,009       43,376
    Purchase of properties...........    4,015,131       30,054       460,156        3,770     3,554,975       26,284
    Sale of properties...............      (15,144)        (748)      (15,144)        (748)       --            --
    Estimated 1995 production........   (5,078,326)     (44,369)   (5,078,326)     (44,369)       --            --
                                        -----------    --------    -----------    --------    -----------    --------
Proved Reserves as of December 31,
  1995...............................   45,182,002      328,061    26,185,010      196,454    18,996,992      131,607
    Revisions of previous
      estimates......................     (499,595)     (30,034)    3,374,647        3,022    (3,874,242)     (33,056)
    Extensions, discoveries and other
      additions......................    9,810,363      102,039     3,601,333       55,592     6,209,030       46,447
    Purchase of properties...........       --            --           --            --           --            --
    Sale of properties...............       --            --           --            --           --            --
    Estimated 1996 production........   (4,890,588)     (39,122)   (4,890,588)     (39,122)       --            --
                                        -----------    --------    -----------    --------    -----------    --------
Proved Reserves as of December 31,
  1996...............................   49,602,182      360,944    28,270,402      215,946    21,331,780      144,998
    Revisions of previous
      estimates......................    1,033,664      (16,860)    2,194,936       (5,582)   (1,161,272)     (11,278)
    Extensions, discoveries and other
      additions......................    9,316,407       92,063     4,649,856       49,651     4,666,551       42,412
    Purchase of properties...........    5,175,501       30,319       409,428        8,919     4,766,073       21,400
    Sale of properties...............       (6,155)      (1,864)       (6,155)      (1,864)       --            --
    Estimated 1997 production........   (6,957,246)     (63,114)   (6,136,957)     (50,350)     (820,289)     (12,764)
                                        -----------    --------    -----------    --------    -----------    --------
Proved Reserves as of December 31,
  1997...............................   58,164,353      401,488    29,381,510      216,720    28,782,843      184,768
                                        ===========    ========    ===========    ========    ===========    ========
Proved developed reserves as of:
    December 31, 1994................   24,669,755      178,518    24,669,755      178,518        --            --
    December 31, 1995................   22,487,608      164,679    22,487,608      164,679        --            --
    December 31, 1996................   31,090,407      238,032    25,898,414      192,034     5,191,993       45,998
    December 31, 1997................   33,149,612      239,732    26,167,519      179,972     6,982,093       59,760

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
       NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- UNAUDITED

                                          TOTAL        UNITED       KINGDOM OF
                                         COMPANY       STATES        THAILAND
                                        ---------     ---------     -----------
                                               (EXPRESSED IN THOUSANDS)

                                                         1997
                                        ---------------------------------------
Future gross revenues................   $1,801,254    $1,002,609     $  798,645
Future production costs:
     Lease operating expense.........    (604,665)     (269,505)       (335,160)
Future development and abandonment
  costs..............................    (401,970)     (155,179)       (246,791)
                                        ---------     ---------     -----------
Future net cash flows before income
  taxes..............................     794,619       577,925         216,694
Discount at 10% per annum............    (331,838)     (171,764)       (160,074)
                                        ---------     ---------     -----------
Discounted future net cash flow
  before income taxes................     462,781       406,161          56,620
Future income taxes, net of discount
  at 10% per annum...................    (113,316)      (93,386)        (19,930)
                                        ---------     ---------     -----------
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves........   $ 349,465     $ 312,775      $   36,690
                                        =========     =========     ===========

                                                         1996
                                        ---------------------------------------
Future gross revenues................   $2,318,113    $1,491,057     $  827,056
Future production costs:
     Lease operating expense.........    (504,899)     (259,501)       (245,398)
Future development and abandonment
  costs..............................    (310,839)     (126,086)       (184,753)
                                        ---------     ---------     -----------
Future net cash flows before income
  taxes..............................   1,502,375     1,105,470         396,905
Discount at 10% per annum............    (547,830)     (332,343)       (215,487)
                                        ---------     ---------     -----------
Discounted future net cash flow
  before income taxes................     954,545       773,127         181,418
Future income taxes, net of discount
  at 10% per annum...................    (268,505)     (212,906)        (55,599)
                                        ---------     ---------     -----------
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves........   $ 686,040     $ 560,221      $  125,819
                                        =========     =========     ===========

                                                         1995
                                        ---------------------------------------
Future gross revenues................   $1,495,320    $ 873,578      $  621,742
Future production costs:
     Lease operating expense.........    (415,829)     (208,477)       (207,352)
Future development and abandonment
  costs..............................    (247,019)     (119,821)       (127,198)
                                        ---------     ---------     -----------
Future net cash flows before income
  taxes..............................     832,472       545,280         287,192
Discount at 10% per annum............    (299,997)     (144,435)       (155,562)
                                        ---------     ---------     -----------
Discounted future net cash flow
  before income taxes................     532,475       400,845         131,630
Future income taxes, net of discount
  at 10% per annum...................    (155,330)     (104,864)        (50,466)
                                        ---------     ---------     -----------
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves........   $ 377,145     $ 295,981      $   81,164
                                        =========     =========     ===========

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

                                            YEAR ENDED DECEMBER 31, 1997
                                        ------------------------------------
                                          TOTAL       UNITED      KINGDOM OF
                                         COMPANY      STATES       THAILAND
                                        ---------    ---------    ----------
                                              (EXPRESSED IN THOUSANDS)
Beginning balance....................   $ 686,040    $ 560,221    $  125,819
Revisions to prior years' proved
  reserves:
     Net changes in prices and
       production costs..............    (473,086)    (344,493)     (128,593)
     Net changes due to revisions in
       quantity estimates............     (18,624)       9,619       (28,243)
     Net changes in estimates of
       future development costs......     (83,170)     (75,649)       (7,521)
     Accretion of discount...........      95,455       77,313        18,142
     Changes in production rate......      (2,907)       8,568       (11,475)
     Other...........................     (28,225)     (13,086)      (15,139)
                                        ---------    ---------    ----------
          Total revisions............    (510,557)    (337,728)     (172,829)
New field discoveries and extensions,
  net of future production and
  development costs..................      79,258       76,687         2,571
Purchases of properties..............      10,189        5,899         4,290
Sales of properties..................      (6,069)      (6,069)       --
Sales of oil and gas produced, net of
  production costs...................    (221,350)    (201,524)      (19,826)
Previously estimated development
  costs incurred.....................     156,764       95,768        60,996
Net change in income taxes...........     155,190      119,521        35,669
                                        ---------    ---------    ----------
          Net change in standardized
            measure of discounted
            future net cash flows....    (336,575)    (247,446)      (89,129)
                                        ---------    ---------    ----------
Ending balance.......................   $ 349,465    $ 312,775    $   36,690
                                        =========    =========    ==========

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                      NET CASH FLOWS RELATED TO PROVED OIL
                  AND GAS RESERVES -- UNAUDITED -- (CONTINUED)

                                               YEAR ENDED DECEMBER 31, 1996
                                           ------------------------------------
                                             TOTAL       UNITED      KINGDOM OF
                                            COMPANY      STATES       THAILAND
                                           ---------    ---------    ----------
                                                 (EXPRESSED IN THOUSANDS)
Beginning balance.......................   $ 377,145    $ 295,981    $   81,164
Revisions to prior years' proved
  reserves:
  Net changes in prices and production
     costs..............................     304,233      289,182        15,051
  Net changes due to revisions in
     quantity estimates.................       6,717       53,708       (46,991)
  Net changes in estimates of future
     development costs..................    (132,685)     (79,791)      (52,894)
  Accretion of discount.................      53,248       40,085        13,163
  Changes in production rate............     (59,714)     (35,762)      (23,952)
  Other.................................     (12,760)      (2,831)       (9,929)
                                           ---------    ---------    ----------
     Total revisions....................     159,039      264,591      (105,552)
New field discoveries and extensions,
  net of future production and
  development costs.....................     275,738      173,962       101,776
Sales of oil and gas produced, net of
  production costs......................    (165,736)    (165,736)       --
Previously estimated development costs
  incurred..............................     153,028       99,464        53,564
Net change in income taxes..............    (113,174)    (108,041)       (5,133)
                                           ---------    ---------    ----------
       Net change in standardized
          measure of discounted future
          net cash flows................     308,895      264,240        44,655
                                           ---------    ---------    ----------
Ending balance..........................   $ 686,040    $ 560,221    $  125,819
                                           =========    =========    ==========


                                               YEAR ENDED DECEMBER 31, 1995
                                           ------------------------------------
                                             TOTAL       UNITED      KINGDOM OF
                                            COMPANY      STATES       THAILAND
                                           ---------    ---------    ----------
                                                 (EXPRESSED IN THOUSANDS)
Beginning balance.......................   $ 290,069    $ 257,266    $   32,803
Revisions to prior years' proved
  reserves:
  Net changes in prices and production
     costs..............................      34,004       69,988       (35,984)
  Net changes due to revisions in
     quantity estimates.................      29,630       26,109         3,521
  Net changes in estimates of future
     development costs..................      (8,632)     (36,721)       28,089
  Accretion of discount.................      38,298       33,087         5,211
  Changes in production rate............     (14,754)     (15,792)        1,038
  Other.................................      (4,393)        (432)       (3,961)
                                           ---------    ---------    ----------
     Total revisions....................      74,153       76,239        (2,086)
New field discoveries and extensions,
  net of future production and
  development costs.....................     105,172       71,701        33,471
Purchases of properties.................      29,299        5,160        24,139
Sales of properties.....................        (969)        (969)       --
Sales of oil and gas produced, net of
  production costs......................    (121,615)    (121,615)       --
Previously estimated development costs
  incurred..............................      63,455       39,461        23,994
Net change in income taxes..............     (62,419)     (31,262)      (31,157)
                                           ---------    ---------    ----------
       Net change in standardized
          measure of discounted future
          net cash flows................      87,076       38,715        48,361
                                           ---------    ---------    ----------
Ending balance..........................   $ 377,145    $ 295,981    $   81,164
                                           =========    =========    ==========

QUARTERLY RESULTS -- UNAUDITED

     Summaries of the Company's results of operations by quarter for the years 1997 and 1996 are as follows:

                                                    QUARTER ENDED
                                      ------------------------------------------
                                       MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                      ---------  ---------  ---------  ---------
                                      (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
1997
Revenues............................. $  61,314  $  76,740  $  77,177  $  71,069
Gross profit(a)...................... $  27,776  $  23,953  $  27,648  $  20,104
Net income........................... $  12,818  $   9,174  $   7,386  $   7,738
Earnings per share(b):
     Basic........................... $    0.38  $    0.27  $    0.22  $    0.23
     Diluted......................... $    0.36  $    0.26  $    0.21  $    0.22
1996
Revenues............................. $  48,052  $  51,543  $  48,233  $  56,149
Gross profit(a)...................... $  17,004  $  20,011  $  16,845  $  25,276
Income before extraordinary loss..... $   6,265  $   8,937  $   6,971  $  11,408
Extraordinary loss on early
  extinguishment of debt.............    --      $    (821)    --         --
Net income........................... $   6,265  $   8,116  $   6,971  $  11,408
Earnings per share(b):
     Basic --
          Income before extraordinary
            loss..................... $    0.19  $    0.27  $    0.21  $    0.34
          Extraordinary loss.........    --      $   (0.02)    --         --
          Net income................. $    0.19  $    0.25  $    0.21  $    0.34
     Diluted --
          Income before extraordinary
            loss..................... $    0.19  $    0.26  $    0.20  $    0.32
          Extraordinary loss.........    --      $   (0.02)    --         --
          Net income................. $    0.19  $    0.24  $    0.20  $    0.32

------------

(a) Represents revenues less lease operating, exploration, dry hole and impairment, and depreciation depletion and amortization expenses.

(b) Restated for September 30, 1997, and all prior periods

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding nominees and continuing directors in the Company's definitive Proxy Statement for its annual meeting to be held on April 28, 1998, to be filed within 120 days of December 31, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Company's "1998 Proxy Statement"), is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information regarding executive compensation in the Company's 1998 Proxy Statement, other than the information regarding the Compensation Committee Report on Executive Compensation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information regarding ownership of the Company securities by management and certain other beneficial owners in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions with management in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

      1.  Financial Statements and Supplementary Data:

                                        PAGE
                                        ----
       Report of Independent Public
      Accountants....................    38
       Consolidated statements of
        income.......................    39
       Consolidated balance sheets...    40
       Consolidated statements of
      cash flows.....................    41
       Consolidated statements of
      shareholders' equity...........    42
       Notes to consolidated
      financial statements...........    43
       Unaudited supplementary
      financial data.................    58

      2.  Financial Statement Schedules:

       All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

      3.  Exhibits:

  *3(a)               --  Restated Certificate of Incorporation of Pogo Producing Company. (Exhibit e(a), Annual
                          Report on Form 10-K for the year ended December 31, 1997, File No. 1-7792).
 *3(a)(i)             --  Certificate of Designation, Preferences and Rights of Preferred Stock of Pogo Producing
                          Company, dated March 25, 1987. (Exhibit 3(a)(1), Annual Report on Form 10-K for the year ended December 31, 1987, File No. 0-5468).
   3(b)               --  Bylaws of Pogo Producing Company, as amended and restated through January 27, 1998.

  *4(a)               --  Amended and Restated Credit Agreement dated as of August 1, 1997 among Pogo Producing
                          Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque
                          Paribas as the Co-Agent. (Exhibit 4(a), Quarterly Report on Form 10-Q for the quarter ended, June 30, 1997, File No. 1-7792).
  *4(b)               --  Indenture dated as of June 15, 1996 to Fleet National Bank, as Trustee. (Exhibit 4(f),
                          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 001-7792).
  *4(c)               --  Indenture dated as of May 15, 1997 between Pogo Producing Company and Fleet National Bank
                          (now State Street Bank & Trust Company as successor in interest under the Indenture) as
                          Trustee (Exhibit 4.3, Registration Statement on Form S-4, filed July 2, 1997, File No.
                          333-30613).
  *4(d)               --  Rights Agreement dated as of April 26, 1994 between Pogo Producing Company and Harris
                          Trust Company of New York, as Rights Agent. (Exhibit 4, Current Report on Form 8-K filed
                          April 26, 1994, File No. 1-7792).
  *4(e)               --  Certificate of Designations of Series A Junior Participating Preferred Stock of Pogo
                          Producing Company dated April 26, 1994. (Exhibit 4(d), Registration Statement on Form S-8
                          filed August 9, 1994, File No. 33-54969).
 *4(f)                --  Registration Rights Agreement, dated as of June 18, 1996, by and among the Company,
                          Goldman, Sachs & Co., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith
                          Incorporated. (Exhibit 4(c), Registration Statement on Form S-3 filed September 13, 1996,
                          File No. 333-11927.)
  *4(g)               --  Registration Rights Agreement, dated May 22, 1997, among Pogo Producing Company, Merrill
                          Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co.
                          (Exhibit 4.4, Registration Statement on Form S-4 filed July 2, 1997, File No. 333-30613.)
                          Pogo Producing Company agrees to furnish to the Commission upon request a copy of any agreement defining the rights of holders of long-term debt of Pogo Producing Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which the total amount of securities authorized does not exceed
                          10% of the total assets of Pogo Producing Company and its subsidiaries on a consolidated basis.
                          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (comprising Exhibits 10(a) through
                          10(d)(ii), inclusive)
  *10(a)              --  1989 Incentive and Nonqualified Stock Option Plan of Pogo Producing Company, as amended and restated effective January 25, 1994. (Exhibit 99, Definitive Proxy Statement on
                          Schedule 14A, filed March 22, 1994, File No. 1-7792).
  *10(a)(1)           --  Form of Stock Option Agreement under 1989 Incentive and Nonqualified Stock Option Plan, as amended and restated effective January 22, 1991. (Exhibit 10(d)(1), Annual Report on Form
                          10-K for the year ended December 31, 1991, File No.
                          0-5468).
  *10(a)(2)           --  Form of Director Stock Option Agreement under 1989 Incentive and Nonqualified Stock Option
                          Plan as amended and restated effective January 22, 1991. (Exhibit 10(d)(2), Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-5468).
  *10(b)              --  1995 Long-Term Incentive Plan. (Exhibit 4(c), Registration Statement on Form S-8 filed May
                          22, 1996, File No. 333-04233).
*10(c)(1)(i)          --  Executive Employment Agreement by and between Pogo Producing Company and Stuart P.
                          Burbach, dated February 1, 1996. (Exhibit 10(f)(1), Annual Report on Form 10-K for the
                          year ended December 31, 1995, File No. 001-7792).
 *10(c)(1)(ii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Stuart P. Burbach, dated effective February 1, 1997. (Exhibit
                          10(g)(1)(ii), Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          001-7792).

 10(c)(1)(iii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Stuart P. Burbach, dated effective February 1, 1998.
  *10(c)(2)(i)        --  Executive Employment Agreement by and between Pogo Producing Company and Jerry A. Cooper, dated February 1, 1996. (Exhibit 10(f)(2), Annual Report on Form 10-K for the year ended
                          December 31, 1995, File No. 001-7792).
 *10(c)(2)(ii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Jerry A. Cooper, dated effective February 1, 1997. (Exhibit
                          10(g)(2)(ii), Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          001-7792).
 10(c)(2)(iii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Jerry A. Cooper, dated effective February 1, 1998.
  *10(c)(3)(i)        --  Executive Employment Agreement by and between Pogo Producing Company and Kenneth R. Good, dated February 1, 1996.(Exhibit 10(f)(3), Annual Report on Form 10-K for the year ended
                          December 31, 1995, File No. 001-7792).
 *10(c)(3)(ii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Kenneth R. Good, dated effective February 1, 1997. (Exhibit
                          10(g)(3)(ii), Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          001-7792).
 10(c)(3)(iii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Kenneth R. Good, dated effective February 1, 1998.
  *10(c)(4)(i)        --  Executive Employment Agreement by and between Pogo Producing Company and R. Phillip Laney, dated February 1, 1996. (Exhibit 10(f)(4), Annual Report on Form 10-K for the year ended
                          December 31, 1995, File No. 001-7792).
 *10(c)(4)(ii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and R. Phillip Laney, dated effective February 1, 1997. (Exhibit
                          10(g)(4)(ii), Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          001-7792).
 10(c)(4)(iii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and R. Phillip Laney, dated effective February 1, 1998.
  *10(c)(5)(i)        --  Executive Employment Agreement by and between Pogo Producing Company and John O. McCoy,
                          Jr., dated February 1, 1996.(Exhibit 10(f)(5), Annual Report on Form 10-K for the year ended December 31, 1995, File No. 001-7792).
 *10(c)(5)(ii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and John O. McCoy, Jr., dated effective February 1, 1997. (Exhibit
                          10(g)(5)(ii), Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          001-7792).
 10(c)(5)(iii)        --  Extension Agreement to Continue Executive Employment Agreement by
                          and between Pogo Producing Company and John O. McCoy, Jr., dated effective
                          February 1, 1998.
  *10(c)(6)(i)        --  Executive Employment Agreement by and between Pogo Producing Company and Paul G. Van
                          Wagenen, dated February 1, 1996. (Exhibit 10(f)(6), Annual Report on Form 10-K for the
                          year ended December 31, 1995, File No. 001-7792).

 *10(c)(6)(ii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Paul G. Van Wagenen, dated effective February 1, 1997. (Exhibit
                          10(g)(6)(ii), Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          001-7792).

 10(c)(6)(iii)        --  Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                          Producing Company and Paul G. Van Wagenen, dated effective February 1, 1998.

 10(c)(7)(i)          --  Executive Employment Agreement by and between Pogo Producing Company and Bruce E.
                          Archinal, dated as of February 1, 1998.

  *10(d)(1)           --  Excess Benefits Letter Agreement by and between Pogo Producing Company and Kenneth R.
                          Good, dated March 2, 1995. (Exhibit 10(g)(1), Annual Report on Form 10-K for the year ended December 31, 1995, File No. 001-7792).

  *10(d)(2)           --  Excess Benefits Letter Agreement by and between Pogo Producing Company and Paul G. Van
                          Wagenen, dated March 2, 1995. (Exhibit 10(g)(2), Annual Report on Form 10-K for the year ended December 31, 1995, File No. 001-7792).

  *10(e)              --  Limited partnership agreement of Pogo Gulf Coast, Ltd. (Exhibit 19, Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1989, File No. 0-5468).

  *10(f)              --  Bareboat Charter Agreement by and between Tantawan Services, LLC and Tantawan Production
                          B.V., dated as of February 9, 1996. (Exhibit 10(j), Annual Report on Form 10-K for the
                          year ended December 31, 1995, File No. 001-7792).

  *10(g)(i)           --  Gas Sales Agreement dated November 7, 1995, among The Petroleum Authority of Thailand,
                          Thaipo, Limited, Thai Romo Ltd. and The Sophonpanich Co., Ltd. (Exhibit 10(k), Quarterly
                          Report on Form 10-Q for the quarter ended June 30, 1996, File No. 001-7792).

 10(g)(ii)            --  The First Amendment to the Gas Sales Agreement dated November 12, 1997, among The
                          Petroleum Authority of Thailand, B8/32 Partners Limited, Thaipo, Limited, Thai Romo
                          Limited and Palang Sophon Limited.

  *21                 --  List of Subsidiaries of Pogo Producing Company (Exhibit 21, Annual Report on Form 10-K for
                          the year ended December 31, 1995, File No. 001-7792).

  23(a)               --  Consent of Independent Public Accountants.

  23(b)               --  Consent of Independent Petroleum Engineers.

  24                  --  Powers of Attorney from each Director of Pogo Producing Company whose signature is affixed to this Form 10-K for the year ended December 31, 1997.

  27.1                --  Financial Data Schedule.

  27.2                --  Restated Financial Data Schedules for the 1997 Interim periods.

  27.3                --  Restated Financial Data Schedules for the 1996 Annual period.

  27.4                --  Restated Financial Data Schedule for the 1996 Interim periods.

  27.5                --  Restated Financial Data Schedule for the 1995 Annual period.

------------

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

                                          POGO PRODUCING COMPANY
                                                      (Registrant)
                                          By: /s/ PAUL G. VAN WAGENEN
                                                  PAUL G. VAN WAGENEN
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

Date:  March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 1998.

              SIGNATURE                               TITLE
-------------------------------------  ------------------------------------
       /s/PAUL G. VAN WAGENEN          Principal Executive
         PAUL G. VAN WAGENEN             Officer and Director
  CHAIRMAN OF THE BOARD, PRESIDENT
     AND CHIEF EXECUTIVE OFFICER

        /s/JOHN W. ELSENHANS           Principal Financial
          JOHN W. ELSENHANS              Officer
         VICE PRESIDENT AND
       CHIEF FINANCIAL OFFICER

          /s/THOMAS E. HART            Principal Accounting
           THOMAS E. HART                Officer
    VICE PRESIDENT AND CONTROLLER

         /s/TOBIN ARMSTRONG*           Director
           TOBIN ARMSTRONG

         /s/JACK S. BLANTON*           Director
           JACK S. BLANTON

       /s/W. M. BRUMLEY, JR.*          Director
         W. M. BRUMLEY, JR.

       /s/JOHN B. CARTER, JR.*         Director
         JOHN B. CARTER, JR.

        /s/WILLIAM L. FISHER*          Director
          WILLIAM L. FISHER

        /s/WILLIAM E. GIPSON*          Director
          WILLIAM E. GIPSON

         /s/GERRIT W. GONG*            Director
           GERRIT W. GONG

         /s/J. STUART HUNT*            Director
           J. STUART HUNT

    /s/FREDERICK A. KLINGENSTEIN*      Director
      FREDERICK A. KLINGENSTEIN

        /s/NICHOLAS R. PETRY*          Director
          NICHOLAS R. PETRY

         /s/JACK A. VICKERS*           Director
           JACK A. VICKERS

       *By:  /s/THOMAS E. HART
           THOMAS E. HART
          ATTORNEY-IN-FACT