Form 10-Q
period 1998-03-31
POGO PRODUCING CO
filed 1998-05-04
CIK 230463

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR

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



Registrant's number of common shares outstanding as of March 31, 1998: 37,559,370

                         Part I.  Financial Information

Item 1.  Financial Statements


                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended
                                                               March 31,
                                                       1998              1997
                                                  ---------------   ---------------
                                          (Expressed in thousands, except per share amounts)

Revenues:
     Oil and gas                                  $      60,661     $        61,314
     Gain on sale                                            69                --
                                                  _____________     _______________
          Total                                          60,730              61,314
                                                  -------------     ---------------

Operating Costs and Expenses:
     Lease operating                                     16,509              12,297
     General and administrative                           5,485               5,836
     Exploration                                          3,832               1,900
     Dry hole and impairment                              1,308                 921
     Depreciation, depletion and amortization            30,460              18,420
                                                  -------------     ---------------
          Total                                          57,594              39,374
                                                  -------------     ---------------

Operating Income                                          3,136              21,940

Interest:
     Charges                                             (6,068)             (4,295)
     Income                                                 148                  56
     Capitalized                                          1,845               1,870
Foreign Currency Transaction Gain                           997                --
                                                  -------------     ---------------

Income Before Income Taxes                                   58              19,571

Income Tax Benefit (Expense)                                126              (6,753)
                                                  -------------     ---------------
Net Income                                        $         184     $        12,818
                                                  =============     ===============

Earnings Per Common Share (restated for
  1997 period)
     Basic                                        $        0.01     $          0.38
                                                  =============     ===============
     Diluted                                      $        0.01     $          0.36
                                                  =============     ===============

Dividends Per Common Share                        $        0.03     $          0.03
                                                  =============     ===============

Weighted Average Number of
     Common Stock and Potential
      Common Shares Outstanding
          Basic                                          35,122              33,348
          Diluted                                        35,565              40,789

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                   March 31,          December 31,
                                                                      1998                1997
                                                                 -------------        -------------
                                                                  (Unaudited)
                                                            (Expressed in thousands, except share amounts)
                  Assets
Current Assets:
   Cash and cash investments                                     $      14,430         $      19,646
   Accounts receivable                                                  30,166                39,540
   Other receivables                                                    41,738                46,951
   Inventories - Product                                                 2,682                   713
   Inventories - Tubulars                                                6,528                 8,334
   Other                                                                 4,376                 4,087
                                                                 -------------         -------------
      Total current assets                                              99,920               119,271
                                                                 -------------         _____________
Property and Equipment:

   Oil and gas, on the basis of successful efforts accounting
      Proved properties being amortized                              1,335,531             1,321,817
      Unevaluated properties and properties
         under development, not being amortized                        116,965               110,231
      Other, at cost                                                    13,027                12,619
                                                                --------------         -------------
                                                                     1,465,523             1,444,667
   Less--accumulated depreciation, depletion and
      amortization, including $6,323 and $6,004,
      respectively, applicable to other property                       936,469               917,363
                                                                --------------         -------------
                                                                       529,054               527,304
                                                                --------------         -------------
Other                                                                   32,193                30,042
                                                                --------------         -------------

                                                                $      661,167         $     676,617
                                                                ==============         =============

                 Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable - operating activities                      $       11,593         $      13,639
   Accounts payable - investing activities                              62,063                90,833
   Accrued interest payable                                              5,553                 3,130
   Accrued payroll and related benefits                                  2,065                 1,938
   Other                                                                  --                     632
                                                                --------------         -------------
      Total current liabilities                                         81,274               110,172
Long-Term Debt                                                         275,000               348,179
Deferred Federal Income Tax                                             56,250                57,502
Deferred Credits                                                        16,458                14,658
                                                                --------------         -------------
      Total liabilities                                                428,982               530,511
                                                                --------------         -------------

Shareholders' Equity:
   Preferred stock, $1 par; 2,000,000 shares authorized                   -                     -
   Common stock, $1 par; 100,000,000 shares authorized,
      37,574,945 and 33,552,702 shares issued, respectively             37,575                33,553
   Additional capital                                                  227,793               144,848
   Retained earnings (deficit)                                         (32,859)              (31,971)
   Treasury stock, at cost                                                (324)                 (324)
                                                                --------------         -------------
      Total shareholders' equity                                       232,185               146,106
                                                                --------------         -------------

                                                                $      661,167         $     676,617
                                                                ==============         =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                    ------------------------------------
                                                                        1998                    1997
                                                                    -------------         --------------
                                                                          (Expressed in thousands)
Cash Flows from Operating Activities:
   Cash received from customers                                     $      68,538         $       59,834
   Operating, exploration, and general
      and administrative expenses paid                                    (27,872)               (16,740)
   Interest paid                                                           (3,645)                (3,690)
   Federal income taxes received                                             --                    7,037
   Other                                                                   (2,206)                  (542)
                                                                    -------------         --------------
      Net cash provided by operating activities                            34,815                 45,899
                                                                    -------------         --------------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (53,880)               (70,388)
   Purchase of proved reserves                                               --                  (28,617)
   Proceeds from the sale of properties                                       525                    --
                                                                    -------------         --------------
      Net cash used in investing activities                               (53,355)               (99,005)
                                                                    -------------         --------------

Cash Flows from Financing Activities:
   Borrowings under senior debt agreements                                 91,000                162,000
   Payuments under senior debt agreements                                 (78,000)              (102,000)
   Payment of cash dividend on common stock                                (1,072)                (1,001)
   Purchase of 2004 Notes                                                     (99)                  --
   Proceeds from exercise of stock options                                    970                    717
                                                                    -------------         --------------
      Net cash provided by financing activities                            12,799                 59,716
                                                                    -------------         --------------
Effect of exchange rate changes on cash                                       525                    (78)
                                                                    -------------         --------------


Net Increase (Decrease) in Cash and Cash Investments                       (5,216)                 6,532
Cash and Cash Investments at the Beginning of the Year                     19,646                  3,054
                                                                    -------------         --------------
Cash and Cash Investments at the End of the Period                  $      14,430         $        9,586
                                                                    =============         ==============

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:
   Net income                                                       $         184         $       12,818
      Adjustments to reconcile net income to
         net cash provided by operating activities -
         Foreign currency transaction gain                                   (997)                  --
         Gain from the sale of properties                                     (69)                  --
         Depreciation, depletion and amortization                          30,460                 18,420
         Dry hole and impairment                                            1,308                    921
         Interest capitalized                                              (1,845)                (1,870)
         Deferred federal income taxes                                        155                 14,052
         Change in operating assets and liabilities                         5,619                  1,558
                                                                    -------------         --------------
Net Cash Provided by Operating Activities                           $      34,815         $       45,899
                                                                    =============         ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Three Months Ended March 31,
                                                       --------------------------------------------------------------
                                                                 1998                              1997
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                              (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,552,702    $     33,553       33,321,381      $      33,321
     Shares issued upon conversion
       of the 2004 Notes                                3,879,726           3,880            --                 --
     Stock options exercised                              142,517             142           57,283                 58
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           37,574,945          37,575       33,378,664             33,379
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         144,848                             139,337
     Shares issued upon conversion
       of the 2004 Notes                                                   81,233                                --
     Stock options exercised                                                1,712                               1,159
                                                                     ------------                       -------------
     Balance at end of period                                             227,793                             140,496
                                                                     ------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (31,971)                            (65,075)
     Net income                                                               184                              12,818
     Dividends ($0.03 per common share)                                    (1,072)                             (1,001)
                                                                     ------------                       -------------
     Balance at end of period                                             (32,859)                            (53,258)
                                                                     ------------                       -------------
Treasury Stock and Other:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (301)
     Activity during the period                              --              --               --                  (78)
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (379)
                                                       ----------    ------------       ----------      -------------

Common Stock Outstanding,
     at the End of the Period                          37,559,370                       33,363,089
                                                       ==========                       ==========

Total Shareholders' Equity                                           $    232,185                       $     120,238
                                                                     ============                       =============





          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(1)  General Information -

          The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at March 31, 1998 and December 31, 1997, consists of the following:

                                                                              March 31,           December 31,
                                                                                1998                  1997
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loans, borrowings at March 31, 1998 and
          December 31, 1997 at average interest rates of 6.29%
          and 6.52%, respectively                                          $       60,000       $      47,000
      Uncommitted credit lines with banks                                            --                  --
                                                                           --------------       -------------
      Total senior debt                                                            60,000              47,000
                                                                           --------------       -------------
Subordinated debt --
      8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                    100,000             100,000
      5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")               115,000             115,000
      5 1/2% Convertible subordinated notes due 2004 ("2004 Notes")                  --                86,179
                                                                           --------------       -------------
      Total subordinated debt                                                     215,000             301,179
                                                                           --------------       -------------
Total debt                                                                        275,000             348,179
Amount due within one year                                                           --                  --
                                                                           --------------       -------------
Long-term debt                                                             $      275,000       $     348,179
                                                                           ==============       =============


     Refer to Note 3 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997, for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines, the 2007
Notes and the 2006 Notes. On February 12, 1998, the Company announced its intent to redeem the 2004 Notes on March 16, 1998 at 103.3% of thier principal amount plus accrued interest. Holders of $86,084,000 principal amount of the 2004 Notes elected to convert their notes into 3,879,726 common shares at $22.188 per share plus $640 in cash for fractional shares. The value of the shares issued was credited to common stock and additional capital less the unamortized debt issue expenses applicable to the 2004 Notes. The remaining $95,000 principal amount of the 2004 Notes were redeemed for $98,135, representing 103.3% of the principal amount of such 2004 Notes.

(4)  Geographic Segment Reporting -
     The Company's long-lived assets and revenues by geographic area are as follows:

                                                                             Long-Lived
                                                                               Assets              Revenues
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
As of and for the Three Months Ended March 31, 1998
    United States                                                          $      361,373       $      50,922
    Kingdom of Thailand                                                           167,681               9,808
                                                                           ______________       _____________
                                                                           $      529,054       $      60,730
                                                                           ==============       =============

As of December 31, and for the Three Months Ended March 31, 1997
    United States                                                          $      366,638       $      56,239
    Kingdom of Thailand                                                           160,666               5,075
                                                                           ______________       _____________
                                                                           $      527,304       $      61,314
                                                                           ==============       =============

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Earnings per Share -

          In 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Prior periods have been restated in conformity with the provisions of SFAS 128. Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below in thousands, except per share amounts:

                                                      Three Months Ended
                                                        March 31, 1998
                                       --------------------------------------------
                                           Income          Shares        Per Share
                                       --------------   -------------   -----------
 Basic earnings per share --            $         184          35,122    $     0.01
 Effect of dilutive securities:                                          ==========
   Options to purchase common shares             --               443
   2004 Notes                                    --              --
   2006 Notes                                    --              --
                                        _____________    ____________
 Diluted earnings per share             $        184          35,565    $     0.01
                                        =============    ============    ==========

Antidilutive securities --
  Options to purchase common shares              --              876    $    37.82
  2004 Notes                                     478           2,410    $     0.20
  2006 Notes                                   1,028           2,726    $     0.38






                                                      Three Months Ended
                                                        March 31, 1997
                                                          (Restated)
                                       --------------------------------------------
                                           Income          Shares        Per Share
                                       --------------   -------------   -----------
 Basic earnings per share --            $      12,818          33,348    $     0.38
 Effect of dilutive securities:                                          ==========
   Options to purchase common shares             --               828
   2004 Notes                                     771           3,887
   2006 Notes                                   1,028           2,726
                                        _____________    ____________
 Diluted earnings per share             $      14,617          40,789    $     0.36
                                        =============    ============    ==========

Antidilutive securities --
  Options to purchase common shares              --                11    $    44.27

(5)  Comprehensive Income --

         During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income are the same for the three months ended March 31, 1998 and 1997, respectively.

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

               This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

          RESULTS OF OPERATIONS --

          INCOME AND REVENUE DATA

          Net Income

               The Company reported net income for the first quarter of 1998 of $184,000 or $0.01 per share (on both a basic and a diluted basis) compared to net income for the first quarter of 1997 of $12,818,000 or $0.38 per share ($14,617,000 or $0.36 per share on a diluted basis).

               Earnings per common share are based on the weighted
          average number of common shares
          outstanding for the first quarter of 1998 of 35,122,000 (35,565,000 on a diluted basis), compared to 33,348,000 (40,789,000 on a diluted basis) for the first quarter of 1997. The increase in the weighted average number of common shares outstanding for the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from the issuance of 3,882,023 shares of its common stock upon the conversion of the Company's 5-1/2% Convertible Subordinated Notes
          due 2004 (the "2004 Notes") prior to their being redeemed on March
          16, 1998 and, to a lesser extent, the exercise of stock options
          pursuant to the Company's stock option plans.   Earnings per
          common share computations on a diluted basis for the first quarter of 1997 primarily reflect additional common shares issuable upon the assumed conversion of the Company's 2004 Notes and its 5-1/2% Convertible Subordinated Notes, due 2006 (the "2006 Notes") and the elimination of related interest requirements, as adjusted for applicable federal income taxes. The 2006 Notes were antidilutive during the first quarter of 1998. In addition, the number of common shares outstanding in the diluted computation for both quarters is also adjusted to include dilutive shares that are assumed to have been issued by the Company in connection with options exercised during the year, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. During 1997, the Company also adopted the Financial Accounting Standards
          Board's Statement of Financial Accounting Standards No. 128,
          Earnings per Share, resulting in a restatement of the earnings per share calculations for the first quarter of 1997.

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

                    Revenues

                    Total Revenues

               The Company's total revenues for the first quarter of 1998 were $60,730,000, a decrease of approximately 1% compared to total revenues of $61,314,000 for the first quarter of 1997. The decrease in the Company's total revenues for the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from decreases in the average price that the Company received for its liquid hydrocarbon (including crude oil, condensate and natural gas liquid ("NGL")) and natural gas production volumes, that were only partially offset by increases in its natural gas and liquid hydrocarbon production volumes.

               Oil And Gas Revenues

               The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the first quarter of 1998 and the same periods in the preceding year.

                                                    1st Qtr '98
                                                    Compared to
                                                    1st Qtr '97
                                                    -----------
          Increase (decrease) in oil and gas
            revenues resulting from differences in:

               Natural gas --
                 Price . . . . . . . . . . . . . . . $ (6,828)
                 Production. . . . . . . . . . . . .   10,916
                                                     --------
                                                        4,088
                                                     --------
               Crude oil and condensate
                 Price . . . . . . . . . . . . . . .  (10,049)
                 Production. . . . . . . . . . . . .    2,821
                                                     --------
                                                      ( 7,228)
                                                     --------

               NGL and other, net. . . . . . . . . .    2,487
                                                     --------
               Decrease in oil and gas revenues. . . $   (653)
                                                     ========

               Natural Gas Prices. Prices per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the first quarter of 1998 averaged $2.08 per Mcf, a decrease of approximately 22% from an average price of $2.67 per Mcf that the Company received for its production during the first quarter of 1997.

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


               Domestic Prices. Prices that the Company received for its domestic natural gas production during the first quarter of 1998 averaged $2.19 per Mcf, a decrease of approximately 22% from an average price of $2.82 per Mcf that the Company received for its domestic natural gas production during the first quarter of 1997.

               Thailand Prices. The Company's Tantawan Field located in the Kingdom of Thailand commenced production of natural gas and liquid hydrocarbons in February 1997. All of the Company's gas production from the Tantawan Field is sold under a long-term gas sales agreement with the Petroleum Authority of Thailand ("PTT").
          The gas sales agreement provided that PTT paid a discounted price during field startup, which continued throughout the majority of the first quarter of 1997. Consequently, the Company does not consider a comparison of prices that the Company received for its natural gas production in the Kingdom of Thailand for first quarter 1998, compared to the first quarter of 1997 to be meaningful. During the first quarter of 1998, the price that the Company received under its long term gas sales contract for natural gas production from the Tantawan Field averaged approximately 83 Thai Baht per Mcf.
          Based on the Thai Baht to U.S. dollar exchange rates in effect at the time that such production was recorded on the Company's financial statements, the Company recorded an average price of $1.74 per Mcf for its natural gas production from the Kingdom of Thailand during the first quarter of 1998. The price that the Company receives under the gas sales agreement normally adjusts on a semi-annual basis.
          However, the gas sales agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. Due to the volatility of the Thai Baht and the current economic difficulties in the Kingdom of Thailand and throughout Southeast Asia, the price that the Company received under the gas sales agreement was adjusted on a monthly basis during the first quarter of 1998. However, the adjustments that the Company has received in the Thai Baht price for its natural gas production from the Tantawan Field have not been sufficient to completely ameliorate, in U.S. dollar terms, the decline of the Thai Baht against the U.S. dollar since July 1997.

               Natural Gas Production. The Company's total natural gas production during the first quarter of 1998 averaged 187.9 million cubic feet ("MMcf") per day, an increase of approximately 45% from an average of 129.7 MMcf per day that the Company produced during the first quarter of 1997.

               Domestic Production. The Company's domestic natural gas production during the first quarter of 1998 averaged 145.5 MMcf per day, an increase of approximately 30% from an average of 112.1
          MMcf per day that the Company produced during the first quarter of 1997. The increase in the Company's natural gas production during the first quarter of 1998, compared to the first quarter of 1997, was related in large measure to production from the Company's East Cameron Block 334 "E" platform, which commenced production in April 1997, and, to a lesser extent, the results of successful drilling in the Company's Lopeno Field in South Texas, that was only partially offset by the anticipated decline from certain of the Company's properties. As of May 1, 1998, the Company was not a party to any future natural gas sales contracts.

               Thailand Production. During the first quarter of 1998, the Company's share of natural gas production from the Tantawan Field averaged approximately 42.4 MMcf per day, an increase of

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


          approximately 141% from an average of approximately 17.6 MMcf per day for the first quarter of 1997. The Company commenced production from its Tantawan Field early in February 1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. Consequently, the Company believes that the increase in natural gas production between the first quarter of 1998 and the first quarter of 1997, although useful for comparative purposes, should not be construed as indicative of future production trends in the Tantawan Field.

               Crude Oil And Condensate Prices. Prices received by the Company for its crude oil and condensate production during the first quarter of 1998 averaged $14.26 per barrel, a decrease of approximately 36% from the average price of $22.29 per barrel that the Company received during the first quarter of 1997.

               Domestic Prices. Prices received by the Company for its domestic crude oil and condensate production during the first quarter of 1998 averaged $14.74 per barrel, a decrease of approximately
          34% from the average price of $22.48 per barrel that the Company received during the first quarter of 1997.

               Thailand Prices. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored in a Floating Production, Storage and Offloading System (the "FPSO") until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. The average price that the Company recorded for its crude oil and condensate production stored on the FPSO for the first quarter of 1998 was $12.04, a decrease of approximately 40% from the average price of $20.06 that the Company recorded for the first quarter of 1997. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are currently expected on future crude oil sales to be paid in U.S. dollars.

               Crude Oil and Condensate Production. The Company's total crude oil and condensate production during the first quarter of 1998 averaged 16,101 barrels per day, an increase of approximately 16% from an average of 13,903 barrels per day during the first quarter of 1997.

               Domestic Production. The Company's domestic crude oil and condensate production during the first quarter of 1998 averaged
          13,167 barrels per day, an increase of approximately 3% from an average of 12,811 barrels per day during the first quarter of 1997. The increase in the Company's domestic crude oil and condensate production during the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from increased condensate production from wells located in the Gulf of Mexico and, to a lesser extent, increased condensate production from its onshore properties, that was only partially offset by the anticipated decline from certain of the Company's more mature properties. As of May 1, 1998, the Company was not a party to any crude oil swap agreements.

               Thailand Production.   During the first quarter of 1998, the
          Company's share of crude oil and condensate production from the Tantawan Field averaged approximately 2,944 barrels per day, an increase of approximately 170% from an average of approximately 1,089 barrels per day for the first quarter of 1997. The Company commenced production from its Tantawan Field early in February

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


          1997. Following a field startup phase which ended on March 15, 1997, production from the Tantawan Field stabilized. Consequently, the Company believes that the increase in crude oil and condensate production between the first quarter of 1998 and the first quarter of 1997, although useful for comparative purposes, should not be construed as indicative of future production trends in the Tantawan Field.

               NGL Production And "Other" Net Revenue Items.  The
          Company's oil and gas revenues, and its total liquid hydrocarbon production volumes, reflect the production and sale of NGL by the Company. In addition, the Company's oil and gas revenues for the first quarter of 1998 and 1997 also reflect adjustments for various miscellaneous items. The Company's NGL and "other" net revenues for the first quarter of 1998 increased $2,487,000 from the first quarter of 1997. The increase in the Company's NGL and "other" net revenues for the first quarter of 1998, compared to the first quarter of 1997, was primarily related to an increase in the Company's NGL production from the Company's East Cameron 334 "E" platform, that was only partially offset by a decrease in the average price that the Company received for its NGL production.

               Total Liquid Hydrocarbon Production. The Company's total average liquid hydrocarbon production during the first quarter of 1998 was 20,393 barrels per day, an increase of approximately 34% from an average liquid hydrocarbon production of 15,215 barrels per day during the first quarter of 1997.

          Operating Costs and Expenses

               Lease Operating Expenses

               Company-wide lease operating expenses for the first quarter of 1998 were $16,509,000, an increase of approximately 34% from lease operating expenses of $12,297,000 for the first quarter of 1997.

               Domestic Lease Operating Expenses. The Company's domestic lease operating expenses for the first quarter of 1998 were $12,247,000, an increase of approximately 18% from domestic lease operating expenses of $10,402,000 for the first quarter of 1997. The increase in domestic lease operating expenses for first quarter of 1998, compared to the first quarter of 1997, resulted primarily from a non-recurring maintenance project on the Company's East Cameron
          334 "E" platform and increased costs to the Company (and the entire offshore oil industry) because of an increasing shortage of qualified offshore service contractors, which has permitted such contractors to increase the costs of their services significantly in the last year, and increased expenses related to the leasing of certain equipment in the Gulf of Mexico.

               Thailand Lease Operating Expenses. The Company's lease operating expenses in the Kingdom of Thailand for the first quarter of 1998 were $4,262,000, an increase of approximately 125% from lease operating expenses of $1,895,000 for the first quarter of 1997. Prior to the commencement of production in the Tantawan Field on February 1, 1997, there were no lease operating expenses incurred by the Company in Thailand as defined by generally accepted

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


          accounting principles. Consequently, the Company does not believe that a comparison of lease operating expenses in the Kingdom of Thailand between the first quarter of 1998 and the first quarter of 1997 are meaningful. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO, which amounted to $2,742,000 during the first quarter of 1998.

               General and Administrative Expenses

               General and administrative expenses for the first quarter of 1998 were $5,485,000, a decrease of approximately 6% from general and administrative expenses of $5,836,000 for the first quarter of 1997. The decrease in general and administrative expenses for the first quarter of 1998, compared with the first quarter of 1997, was primarily related to decreased insurance expense and the delay of certain expenses which were incurred in the first quarter during 1997, but which were not incurred until the second quarter during 1998.

               Exploration Expenses

               Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the first quarter of 1998 were $3,832,000, an increase of approximately 102% from exploration expenses of
          $1,900,000 for the first quarter of 1997.   The increase in
          exploration
          expenses for the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from costs of purchasing licenses for 3-D seismic surveys in the Gulf of Mexico together with the costs associated with conducting a 3-D seismic survey by the Company on its leases in South Louisiana and East Texas in the first quarter of 1998, for which no similar costs were incurred during the 1997 comparative periods.

               Dry Hole and Impairment Expenses

               Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the first quarter of 1998 were $1,308,000, an increase of approximately 42% from dry hole and impairment expenses of $921,000 for the first quarter of 1997.

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

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


               The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States. The Company's DD&A expense for the first quarter of 1998 was $30,460,000, an increase of approximately 65% from DD&A expense of $18,420,000 for the first quarter of 1997. The increases in DD&A expense for the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from increased production of oil and gas from the Company's properties and, to a much lesser extent, an increase in the Company's composite DD&A rate.

               The composite DD&A rate for all of the Company's producing fields for the first quarter of 1998 was $1.08 per equivalent Mcf ($6.47 per equivalent barrel), an increase of approximately 19% from a composite DD&A rate of $0.91 per equivalent Mcf ($5.47 per equivalent barrel) for the first quarter of 1997. The increase in the composite DD&A rate for all of the Company's producing fields for the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. The
          Company produced 27,922,000 equivalent Mcf (4,654,000 equivalent barrels) during the first quarter of 1998, an increase of approximately 40% from the 19,888,000 equivalent Mcf (3,315,000 equivalent barrels) produced by the Company during the first quarter of 1997.

          Interest

               Interest Charges

               The Company incurred interest charges for the first quarter of 1998 of $6,068,000, an increase of approximately 41% from interest charges of $4,295,000 for the first quarter of 1997. The increases in interest charges for the first quarter of 1998, compared to the first quarter of 1997, were primarily attributable to an increase in the average interest rate on the debt outstanding (resulting primarily from the issuance of the 2007 Notes on May 22, 1997, which bear interest at an 8-3/4% annual interest rate) and an increase in the average amount of the Company's outstanding debt. As of May 1, 1998, the Company was not a party to any interest rate swap agreement.

               Capitalized Interest

               Capitalized interest for the first quarter of 1998 was $1,845,000, a decrease of approximately 1% from capitalized interest of $1,870,000 for the first quarter of 1997. The decrease in capitalized interest for the first quarter of 1998, compared to the first quarter of 1997, resulted primarily from a decrease in the amount of capital expenditures subject to interestcapitalization during the first quarter of 1998 ($104,439,000), compared to the first quarter of 1997 ($128,761,000), which was largely offset by an increase in the computed rate that the Company uses to apply on such capital expenditures

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations



          to arrive at the total amount of capitalized interest.  A
          substantial percentage of the Company's capitalized interest during the first quarter of 1997 resulted from capitalization of interest related to capital expenditures for the development of the Tantawan Field (which commenced production in early February 1997) and the East Cameron Block 334 "E" platform field (which commenced production
          in early April 1997).   A substantial percentage of the Company's
          capitalized interest during the first quarter of 1998 results from capitalization of interest related to capital expenditures for the development of the Benchamas Field in the Kingdom of Thailand.
          The Company expects its capitalized interest costs to increase in the future as a result of the requirement to capitalize interest attributable to additional capital expenditures incurred in connection with its development of the Benchamas Field in the Gulf of Thailand and several projects in Gulf in Mexico.

          Foreign Currency Transaction Gain

               The Company incurred a foreign currency transaction gain of $997,000 during the first quarter of 1998. No comparable gain, or loss, was incurred in the first quarter of 1997. The foreign currency transaction gain resulted from the appreciation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the first quarter of 1998. Although in recent weeks the value of the Thai Baht has shown some signs of stabilizing against the U.S. dollar, the Company cannot predict what the Thai Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile.

          Income Tax Benefit (Expense)

               The Company received an income tax benefit of $126,000 for the first quarter of 1998, as opposed to an income tax expense of $6,753,000 for the first quarter of 1997. The income tax benefit for the first quarter of 1998, compared to the income tax expense recorded in the first quarter of 1997, resulted primarily from substantially lower taxable income in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand.


          LIQUIDITY AND CAPITAL RESOURCES --

          Cash Flows

               The Company's Condensed Consolidated Statement of Cash
          Flows for the three months ended March 31, 1998, reflects net cash provided by operating activities of $34,815,000. In addition to net cash provided by operating activities, the Company received net proceeds of $970,000 from the exercise of stock options and $525,000 from the sale of certain non-strategic properties and had net borrowings of $13,000,000 under its revolving credit agreement and uncommitted money market credit lines with certain banks.

                         POGO PRODUCING COMPANY AND SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


               During the first three months of 1998, the Company invested $53,880,000 of such cash flow in capital projects, paid $1,072,000 ($0.03 per share) in cash dividends to holders of the Company's common stock and expended $99,000 in connection with the redemption of its 2004 Notes on March 16, 1998. All of the $53,880,000 invested in capital projects was attributable to projects that were committed to in 1997 and therefore constituted a portion of the 1997 capital budget. As of March 31, 1998, the Company's cash and cash investments were $14,430,000 and its long-term debt stood at $275,000,000.

          Future Capital Requirements

               The Company's capital and exploration budget for 1998, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $230,000,000. In addition to anticipated capital and exploration expenses, other material 1998 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, income tax, interest expense and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on May 29, 1998 to stockholders of record as of May 15, 1998. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its revolving credit facility and uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1998 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1998 and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                   Pogo Producing Company and Subsidiaries

                          Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 27 - Financial Data Schedule

           (B)   Reports on Form 8-K

                 A report on Form 8-K was filed on January 28, 1998 setting forth under Item 5 thereof, certain information regarding the time and location of the registrant's annual meeting of stockholders.

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



                                              Pogo Producing Company
                                                   (Registrant)

                                              /s/ THOMAS E. HART
                                                  Thomas E. Hart
                                           Vice President and Controller





                                              /s/ JOHN W. ELSENHANS
                                                  John W. Elsenhans
                                              Vice President and
                                            Chief Financial Officer









Date:  May 4, 1998