Form 10-Q
period 1998-06-30
POGO PRODUCING CO
filed 1998-08-14
CIK 230463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED     June 30, 1998

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



           Registrant's number of common shares outstanding as of June 30, 1998: 37,560,370

                         Part I.  Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income  (Unaudited)




                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                  ---------------------------------       -------------------------------
                                                       1998              1997                 1998              1997
                                                  -------------     ---------------       -----------      --------------
                                                             (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                  $      52,675     $        75,281       $   113,336      $      136,595
     Gains (losses) on sales                                (12)              1,459                57               1,459
                                                  -------------     ---------------       -----------      --------------
          Total                                          52,663              76,740           113,393             138,054
                                                  -------------     ---------------       -----------      --------------
Operating Costs and Expenses:
     Lease operating                                     16,075              16,191            32,584              28,488
     General and administrative                           5,802               5,121            11,287              10,957
     Exploration                                          2,002               4,053             5,834               5,953
     Dry hole and impairment                              1,470               4,086             2,778               5,007
     Depreciation, depletion and amortization            28,358              28,457            58,818              46,877
                                                  -------------     ---------------       -----------      --------------
          Total                                          53,707              57,908           111,301              97,282
                                                  -------------     ---------------       -----------      --------------

Operating Income (Loss)                                  (1,044)             18,832             2,092              40,772
                                                  -------------     ---------------       -----------      --------------
Interest:
     Charges                                             (5,209)             (5,536)          (11,277)             (9,831)
     Income                                                 102                  73               250                 129
     Capitalized                                          2,219                 760             4,064               2,630
Foreign Currency Transaction Gain (Loss)                   (804)               --                 193                --
                                                  -------------     ---------------       -----------      --------------
Income (Loss) Before Income Taxes                        (4,736)             14,129            (4,678)             33,700

Income Tax Benefit (Expense)                              2,068              (4,955)            2,194             (11,708)
                                                  -------------     ---------------       -----------      --------------
Net Income (Loss)                                 $      (2,668)    $         9,174       $    (2,484)     $       21,992
                                                  =============     ===============       ===========      ==============

Earnings (Loss) Per Common Share
  (restated for 1997 periods)
     Basic                                        $       (0.07)    $          0.27       $     (0.07)     $         0.66
                                                  =============     ===============       ===========      ==============
     Diluted                                      $       (0.07)    $          0.26       $     (0.07)     $         0.62
                                                  =============     ===============       ===========      ==============

 Dividends Per Common Share                       $        0.03     $          0.03       $      0.06      $         0.06
                                                  =============     ===============       ===========      ==============

Weighted Average Number of Common Shares
  and Potential Common Shares Outstanding:
    Basic                                                37,560              33,369            36,353              33,359
    Diluted                                              37,560              38,039            36,353              38,051


          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                                            June 30,           December 31,
                                                                                              1998                  1997
                                                                                         --------------       -------------
                                                                                           (Unaudited)
                                                                                                (Expressed in thousands,
                                                                                                 except share amounts)
                                                 Assets

                Current Assets:
                     Cash and cash investments                                           $       10,373       $      19,646
                     Accounts receivable                                                         25,029              39,540
                     Other receivables                                                           41,725              46,951
                     Inventory - Product                                                          2,523                 713
                     Inventories - Tubulars                                                       7,060               8,334
                     Other                                                                        4,862               4,087
                                                                                          -------------       -------------
                          Total current assets                                                   91,572             119,271
                                                                                          -------------       -------------
                Property and Equipment:

                     Oil and gas, on the basis of successful efforts accounting
                          Proved properties being amortized                                   1,333,725           1,321,817
                          Unevaluated properties and properties
                               under development, not being amortized                           132,044             110,231
                     Other, at cost                                                              12,475              12,619
                                                                                         --------------       -------------
                                                                                              1,478,244           1,444,667
                     Less--accumulated depreciation, depletion and
                          amortization, including $5,986 and $6,004,
                          respectively, applicable to other property                            938,257             917,363
                                                                                         --------------       -------------
                                                                                                539,987             527,304
                                                                                         --------------       -------------
                Other                                                                            34,617              30,042
                                                                                         --------------       -------------
                                                                                         $      666,176       $     676,617
                                                                                         ==============       =============
                                             Liabilities and Shareholders' Equity

                Current Liabilities:
                     Accounts payable - operating activities                             $       13,031       $      13,639
                     Accounts payable - investing activities                                     46,374              90,833
                     Accrued interest payable                                                     1,863               3,130
                     Accrued payroll and related benefits                                         2,611               1,938
                     Other                                                                         --                   632
                                                                                         --------------       -------------
                         Total current liabilities                                               63,879             110,172
                Long-Term Debt                                                                  301,954             348,179
                Deferred Federal Income Tax                                                      55,808              57,502
                Deferred Credits                                                                 16,596              14,658
                                                                                         --------------       -------------
                          Total liabilities                                                     438,237             530,511
                                                                                         --------------       -------------

                Shareholders' Equity:
                     Preferred stock, $1 par; 2,000,000 shares authorized                          --                  --
                     Common stock, $1 par; 100,000,000 shares
                          authorized, 37,575,942 and
                          33,552,702 shares issued, respectively                                 37,576              33,553
                     Additional capital                                                         227,342             144,848
                     Retained earnings (deficit)                                                (36,655)            (31,971)
                     Treasury stock, at cost                                                       (324)               (324)
                                                                                         --------------       -------------
                          Total shareholders' equity                                            227,939             146,106
                                                                                         --------------       -------------
                                                                                         $      666,176       $     676,617
                                                                                         ==============       =============

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                         -----------------------------------
                                                                                              1998                 1997
                                                                                         --------------       --------------
                                                                                                (Expressed in thousands)
                Cash Flows from Operating Activities:
                     Cash received from customers                                        $      125,842       $      124,958
                     Operating, exploration, and general
                          and administrative expenses paid                                      (50,313)             (41,202)
                     Interest paid                                                              (12,544)              (8,938)
                     Federal income taxes received (paid)                                          --                  2,537
                     Other                                                                       (3,163)              (3,548)
                                                                                         --------------       --------------
                          Net cash provided by operating activities                              59,822               73,807
                                                                                         --------------       --------------

                Cash Flows from Investing Activities:
                     Capital expenditures                                                      (105,669)            (112,617)
                     Purchase of proved reserves                                                 (2,961)             (28,617)
                     Proceeds from the sales of properties                                          513                  100
                                                                                         --------------       --------------
                          Net cash used in investing activities                                (108,117)            (141,134)
                                                                                         --------------       --------------

                Cash flows from Financing Activities:
                     Proceeds from issuance of new debt                                            --                100,000
                     Borrowings under senior debt agreements                                    196,954              345,000
                     Payments under senior debt agreements                                     (157,000)            (353,000)
                     Payments of cash dividends on common stock                                  (2,200)              (2,002)
                     Purchase of 2004 Notes                                                         (97)                --
                     Payment of debt issue expenses                                                --                 (2,975)
                     Proceeds from exercise of stock options                                        977                  958
                                                                                         --------------       --------------
                          Net cash provided by financing activities                              38,634               87,981
                                                                                         --------------       --------------
                Effect of Exchange Rate Changes on Cash                                             388                (203)
                                                                                         --------------       --------------

                Net Increase (Decrease)in Cash and Cash Investments                              (9,273)              20,451
                Cash and Cash Investments at the Beginning of the Year                           19,646                3,054
                                                                                         --------------       --------------
                Cash and Cash Investments at the End of the Period                       $       10,373       $       23,505
                                                                                         ==============       ==============

                Reconciliation of Net Income (Loss) to Net
                     Cash Provided by Operating Activities:
                     Net income (loss)                                                   $       (2,484)      $       21,992
                          Adjustments to reconcile net income to
                               net cash provided by operating activities -
                               Foreign currency transaction gain                                   (193)                --
                               Gains from the sales of properties                                   (57)              (1,459)
                               Depreciation, depletion and amortization                          58,818               46,877
                               Dry hole and impairment                                            2,778                5,007
                               Interest capitalized                                              (4,064)              (2,630)
                               Deferred federal income taxes                                       (746)              14,414
                               Change in operating assets and liabilities                         5,770              (10,394)
                                                                                         --------------       --------------
                Net Cash Provided by Operating Activities                                $       59,822       $       73,807
                                                                                         ==============       ==============






          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                                        Six Months Ended June 30,
                                                       --------------------------------------------------------------
                                                                 1998                              1997
                                                       --------------------------       -----------------------------
                                                         Shares         Amount            Shares           Amount
                                                       ----------    ------------       ----------      -------------
                                                               (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par - 100,000,000 shares authorized
     Balance at beginning of year                      33,552,702    $     33,553       33,321,381      $      33,321
     Conversion of 2004 Notes                           3,879,726           3,880            1,126                  1
     Stock options exercised                              143,517             143           73,394                 74
                                                       ----------    ------------       ----------      -------------
     Issued at end of period                           37,575,945          37,576       33,395,901             33,396
                                                       ----------    ------------       ----------      -------------
Additional Capital:
     Balance at beginning of year                                         144,848                             139,337
     Conversion of 2004 Notes                                              80,712                                  24
     Stock options exercised                                                1,782                               1,445
                                                                   --------------                       -------------
     Balance at end of period                                             227,342                             140,806
                                                                   --------------                       -------------
Retained Earnings (Deficit):
     Balance at beginning of year                                         (31,971)                            (65,075)
     Net income (loss)                                                     (2,484)                             21,992
     Dividends ($0.06 per common share)                                    (2,200)                             (2,002)
                                                                     ------------                       -------------
     Balance at end of period                                             (36,655)                            (45,085)
                                                                     ------------                       -------------
Treasury Stock and Other:
     Balance at beginning of year                         (15,575)           (324)         (15,575)              (301)
     Activity during period                                  --              --               --                 (203)
                                                       ----------    ------------       ----------      -------------
     Balance at end of period                             (15,575)           (324)         (15,575)              (504)
                                                       ----------    ------------       ----------      -------------


Common Stock Outstanding,
     at the End of the Period                          37,560,370                       33,380,326
                                                       ==========                       ==========

Total Shareholders' Equity                                           $    227,939                       $     128,613
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


(2)  Long-Term Debt -

          Long-term debt and the amount due within one year at June 30, 1998 and December 31, 1997, consists of the following:

                                                                              June 30,           December 31,
                                                                                1998                  1997
                                                                           --------------       -------------
                                                                                  (Expressed in thousands)
Senior debt --
      Bank revolving credit agreement
        LIBO Rate based loans, borrowings at average
          interest rates of 6.3% and 6.5%, respectively                            75,000              47,000
      Uncommitted credit lines with banks, borrowings at
          an average interest rate of 6.6%                                          7,000                --
                                                                           --------------       -------------
      Total bank revolving credit agreement senior debt                            82,000              47,000
      Banker's acceptance loans, borrowings at an interest
          rate of 6.1%                                                              4,954                --
                                                                           --------------       -------------
      Total senior debt                                                            86,954              47,000
                                                                           --------------       -------------
Subordinated debt --
      8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                    100,000             100,000
      5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")               115,000             115,000
      5 1/2% Convertible subordinated notes due 2006 ("2004 Notes")                  --                86,179
                                                                           --------------       -------------
      Total subordinated debt                                                     215,000             301,179
                                                                           --------------       -------------
Total debt
Amount due within one year                                                        301,954             348,179
                                                                                     --                  --
                                                                           --------------       -------------
Long-term debt                                                             $      301,954       $     348,179
                                                                           ==============       =============


     Refer to Note 3 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997, for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines, the 2007
Notes and the 2006 Notes. On February 12, 1998, the Company announced its intent to redeem the 2004 Notes on March 16, 1998 at 103.3% of thier principal amount plus accrued interest. Holders of $86,084,000 principal amount of the 2004 Notes elected to convert their notes into 3,879,726 common shares at $22.188 per share plus $640 in cash for fractional shares. The value of the shares issued was credited to common stock and additional capital less the unamortized debt issue expenses applicable to the 2004 Notes. The remaining $95,000 principal amount of the 2004 Notes were redeemed for $98,135, representing 103.3% of the principal amount of such 2004 Notes.
In June 1998, the Company entered into a master banker's acceptance agreement under which it may request banker's drafts for up to $20,000,000. The banker's drafts are available on an uncommitted basis and the bank does not have an obligation to accept the Company's requests for drafts. Drafts drawn under this agreement are for a maximum maturity of 182 days; however, they are reflected as long-term debt as the Company has the ability and intent to reborrow such amounts under its revolving credit agreement.

                    Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Geographic Segment Reporting -

     The Company's long-lived assets and revenues by geographic area are as follows:

                                                                               Total               United          Kingdom of
                                                                              Company              States           Thailand
                                                                           --------------       -------------     ------------
                                                                                          (Expressed in thousands)

 Long-Lived Assets:
    As of June 30, 1998                                                      $ 539,987            $ 372,379         $ 167,608
    As of December 30, 1997                                                  $ 527,304            $ 366,638         $ 160,666
 Oil and Gas Revenues:
    For the three months ended June 30, 1998                                 $  53,177            $  42,884         $  10,233
    For the three months ended June 30, 1997                                 $  74,718            $  63,462         $  11,256
    For the six months ended June 30, 1998                                   $ 113,549            $  93,508         $  20,041
    For the six months ended June 30, 1997                                   $ 135,622            $ 119,680         $  15,942



(4)  Earnings per Share -

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


                                          Three Months Ended              Six Months Ended
                                             June 30, 1998                  June 30, 1998
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share   Income    Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Basic earnings per share             $  (2,668)    37,560 $  (0.07)   $(2,484)   36,353   $ (0.07)
                                                          ========                        =======
Effect of dilutive securities-
  Options to purchase common
    shares                                --          --                 --        --
  2004 Notes                              --          --                 --        --
  2006 Notes                              --          --                 --        --
                                     _________  _________             _______    ______
Diluted earnings per share           $  (2,668)    37,560  $ (0.07)   $(2,484)   36,353   $ (0.07)
                                     =========  =========  =======    =======    ======   =======

Antidilutive securities:
  Options to purchase common
    shares                                --        1,870  $ 26.55        --      1,870  $ 26.55
  2004 Notes (a)                          --         --       --           476    1,200     0.40
  2006 Notes                             1,028      2,726  $  0.38       2,056    2,726  $  0.75

(a) The 2004 Notes were called or converted to common stock in the first quarter of 1998.

                                          Three Months Ended              Six Months Ended
                                             June 30, 1997                  June 30, 1997
                                    -------------------------------  ---------------------------
                                      Income     Shares   Per Share   Income    Shares  Per Share
                                    ---------- ---------- ---------  --------  -------- ---------
Basic earnings per share             $   9,174     33,369  $  0.27    $ 21,992   33,359  $  0.66
                                                           =======                       =======
Effect of dilutive securities-
  Options to purchase common
    shares                                --          784                 --        806
  2004 Notes                               771      3,886                1,541    3,886
  2006 Notes                              --           --                 --       --
                                     _________  _________             ________  _______
Diluted earnings per share           $   9,945     38,039  $  0.26    $ 23,533   38,051  $  0.62
                                     =========  =========  =======    ========  =======  =======

Antidilutive securities:
  Options to purchase common
    shares                                --           80  $ 41.84        --         80  $ 41.84
  2006 Notes                             1,028      2,726  $  0.38       2,056    2,726  $  0.75

                   Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(5) Comprehensive Income --

      During 1998, the Company adopted the Financial
Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS
130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income
(loss) are the same for the three and six months periods ended June 30, 1998 and 1997, respectively.


(6)  Proposed Merger --

     On May 29, 1998, the Company announced a plan of merger with Arch Petroleum Inc. ("Arch") that will provide for a tax-free, stock for stock transaction through which Arch would become a wholly owned subsidiary of the Company. The merger agreement provides for a fixed exchange ratio of one share of the Company's common stock for each 10.4 shares of Arch common stock. In addition, holders of Arch preferred stock will receive one share of the Company's common stock for each 1.04 shares of Arch preferred stock they hold. The merger will be accounted for as a pooling of interests.

      The following table presents the unaudited actual results of operations of the Company and the pro forma results of operations of the Company and Arch for the periods indicated, as though the merger had occurred on January 1, 1997. The unaudited pro forma infirmation presented does not purport to be indicative of actual results if the combination had been in effect on the date date or for the period indicated, or of future results.

                                          Six Months Ended              Six Months Ended
                                            June 30, 1998                  June 30, 1997
                                    --------------------------       ----------------------------
                                        Actual     Pro Forma            Actual        Pro Forma
                                    ------------- ------------       -------------  -------------
                                               (In thousands, expect per share amounts)

Revenues                            $ 113,393     $  125,406         $  138,054     $  197,943
Net income (loss)                   $  (2,484)    $   (4,911)        $   21,992     $   22,948
Preferred dividends                 $    --       $     (800)        $     --       $     (800)
Earnings (loss) to common stock     $  (2,484)    $   (5,711)        $   21,992     $   22,148
Earnings per share:
   Basic                            $   (0.07)    $    (0.15)        $     0.66     $     0.63
   Diluted                          $   (0.07)    $    (0.15)        $     0.62     $     0.51

          The following table presents the unaudited actual consolidated total assets and capitalization of the Company and the pro forma consolidated total assets and pro forma capitalization of the Company and Arch as of June 30, 1998 as though the merger occurred on June 30, 1998.


                                            June 30, 1998
                                    --------------------------
                                        Actual     Pro Forma
                                    ------------- ------------
                                          (In thousands)

Total assets                        $ 666,176     $  762,799
Long-term debt                      $ 301,954     $  306,954
Current maturities
  of long-term debt                 $    --      $    36,500
Production payment obligation       $    --      $    15,824
Shareholders' equity                $ 227,939    $   234,668
                                    ---------    -----------
Total capitalization                $ 529,893    $   593,946
                                    =========    ===========


(7)  Impact of SFAS 133 --

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for the Company in 2000 but early adoption is allowed. The Company has not yet quantified the impacts of adopting
SFAS 133 or determined the timing or method of adoption.
However, SFAS 133 could increase volatility in earnings and other comprehensive income should the Company enter into transactions covered by this pronouncement.

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

INCOME AND REVENUE DATA

Net Income (Loss)

     The Company reported a net loss for the second quarter of 1998 of $2,668,000 or $0.07 per share (on both a basic and a diluted basis) compared to net income for the second quarter of 1997 of $9,174,000 or $0.27 per share ($9,945,000 or $0.26 on a diluted basis). For the first six months of 1998, the Company reported a net loss of $2,484,000 or $0.07 per share (on both a basic and a diluted basis) compared to net income for the first six months of 1997 of $21,992,000 or $0.66 per share ($23,533,000 or $0.62 per share on a diluted basis).

     Earnings per share are based on the weighted average number of common shares outstanding for the second quarter and first six months of 1998 of 37,560,000 and 36,353,000, respectively, compared to 33,369,000 and 33,359,000, respectively, for the second quarter and first six months of 1997. The increases in the weighted average number of common shares outstanding for the 1998 periods, compared to the 1997 periods, resulted primarily from the issuance of 3,882,023 shares of its common stock upon the conversion of the Company's 5-1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998 and, to a lesser extent, the issuance of common shares upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per share computations on a diluted basis in the 1998 periods are identical to basic earnings per share computations because there were no securities of the Company that were dilutive during the periods. Earnings per share computations on a diluted basis in the 1997 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of the Company's 2004 Notes and the elimination of related interest requirements, as adjusted for applicable federal income taxes and, to a lesser extent, the assumed exercise of options to purchase common shares. The weighted average number of common shares outstanding on a diluted basis for the second quarter and first six months of 1997 were 38,039,000 and 38,051,000, respectively.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Revenues

     Total Revenues

     The Company's total revenues for the second quarter of 1998 were $52,663,000, a decrease of approximately 31% compared to total revenues of $76,740,000 for the second quarter of 1997. The decrease in the Company's total revenues for the second quarter of 1998, compared to the second quarter of 1997, resulted primarily from decreases in the Company's natural gas and natural gas liquid ("NGL") production volumes and, to a lesser extent, the prices that the Company received for its liquid hydrocarbon (including crude oil, condensate and NGL) and natural gas production. The Company's total revenues for the first six months of 1998 were $113,393,000, a decrease of approximately 18% compared to total revenues of $138,054,000 for the first six months of 1997. The decrease in the Company's total revenues for the first six months of 1998, compared to the first six months of 1997, resulted primarily from decreases in the prices that the Company received for its liquid hydrocarbon and natural gas production volumes, that were only partially offset by increased liquid hydrocarbon and natural gas production. In addition, the total revenues for the second quarter and first six months of 1997 were positively affected by a $1,600,000 non-recurring gain recorded in connection with the sale of certain excess equipment.

     Oil and Gas Revenues.

     The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the second quarter and first six months of 1998 and the same periods in the preceding year.

                                    2nd Qtr '98    6 mos. '98
                                    Compared to    Compared to
                                    2nd Qtr '97    6 mos. '97
                                    ----------     -----------
   Increase (decrease) in total
     revenues resulting from
     differences in :

     Natural gas --
       Price  . . . . . . . . . .   $  (1,322)     $ (8,102)
       Production . . . . . . . .      (9,684)        1,184
                                    ---------      --------
                                      (11,006)       (6,918)
                                    ---------      --------

     Crude oil and condensate --
       Price  . . . . . . . . . .      (7,439)      (17,184)
       Production . . . . . . . .          (6)        2,511
                                    ---------      --------
                                       (7,445)      (14,673)
                                    ---------      --------


     NGL and other, net . . . . .      (4,155)       (1,668)
                                    ---------      --------

     Decrease in oil and gas
         revenues . . . . . . . .   $ (22,606)     $(23,259)
                                    =========      ========

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Natural Gas Prices.  Prices per thousand cubic feet
("Mcf") that the Company received for its natural gas production during the second quarter of 1998 averaged $2.07 per Mcf, a decrease of approximately 3% from an average price of $2.14 per Mcf that the Company received for its natural gas production during the second quarter of 1997. Prices that the Company received for its natural gas production during the first six months of 1998 averaged $2.08 per Mcf, a decrease of approximately
11% from an average price of $2.34 per Mcf that the Company received for its natural gas production during the first six months of 1997.

     Domestic Prices. Prices that the Company received for its domestic natural gas production during the second quarter of 1998 averaged $2.18 per Mcf, an increase of approximately 1% from an average price of $2.15 per Mcf that the Company received for its domestic natural gas production during the second quarter of 1997. Prices that the Company received for its domestic natural gas production during the first six months of 1998 averaged $2.18 per Mcf, a decrease of approximately 10% from an average price of $2.41 per Mcf that the Company received for its domestic natural gas production during the first six months of 1997.

     Thailand Prices.  The Company's Tantawan Field located
in the Kingdom of Thailand commenced production of natural
gas and liquid hydrocarbons in February 1997.  During the
second quarter of 1998, the prices that the Company received under its long term gas sales contract for natural gas production from the Tantawan Field averaged approximately 67.5 Thai
Baht per Mcf.    Based on the Thai Baht to U.S. dollar exchange
rates in effect at the time that such production was recorded on the Company's financial statements, the average price in U.S. dollars that the Company recorded during the second quarter of 1998 for such production was approximately $1.73 per Mcf, a decrease of approximately 18% from an average price of $2.11 per Mcf that the Company recorded in the second quarter of 1997. Prices that the Company recorded during the first six months of 1998 also averaged $1.73 per Mcf, a decrease of approximately 13% from an average price of $1.99 per Mcf that the Company recorded during the first six months of 1997. The price that the Company receives under its gas sales agreement normally adjusts on a semi-annual basis. However, the gas sales agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. Due to the volatility of the Thai Baht and the current economic difficulties in the Kingdom of Thailand and throughout Southeast Asia, the price that the Company received under the gas sales agreement adjusted several times during the first six months of 1998. The Company cannot predict what the Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile.

     Natural Gas Production. The Company's total natural gas production during the second quarter of 1998 averaged
165.5 million cubic feet ("MMcf") per day, a decrease of approximately 24% from an average of 216.8 MMcf per day that the Company produced during the second quarter of 1997. The Company's total natural gas production during the first six months of 1998 averaged 176.6 MMcf per day, an increase of approximately 2% from an average of 173.5 MMcf per day that the Company produced during the first six months of 1997.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Domestic Production.  The Company's domestic natural
gas production during the second quarter of 1998 averaged
126.3 MMcf per day, a decrease of approximately 29% from an average of 177.8 MMcf per day that the Company produced during the second quarter of 1997. The Company's domestic natural gas production during the first six months of 1998 averaged 135.9 MMcf per day, a decrease of approximately 6% from an average of 145.1 MMcf per day that the Company produced during the first six months of 1997. The decrease in the Company's natural gas production during the second quarter and first six months of 1998, compared to the second quarter and first six months of 1997, was related in large measure to decreased production from the Company's East Cameron Block
334 "E" platform and its Eugene Island Block 261 field.   As of
August 1, 1998, the Company was not a party to any future natural gas sales contracts.

     Thailand Production. During the second quarter of 1998, the Company's share of natural gas production from the Tantawan Field averaged approximately 39 MMcf per day, approximately equal to an average of 39 MMcf per day that the Company produced during the second quarter of 1997. The Company's share of natural gas production from the Tantawan Field during the first six months of 1998 averaged 40.7 MMcf per day, an increase of approximately 43% from an average of
28.4 MMcf per day that the Company produced during the first six months of 1997. The increase in the Company's average daily natural gas production from the Tantawan Field during the first six months of 1998, compared to the first six months of 1997, reflects the fact that production from the Tantawan Field did not commence until early in February 1997 and did not achieve sustained commercial production rates until March 15, 1997.

     Crude Oil and Condensate Prices. Prices received by the Company for its crude oil and condensate production during the second quarter of 1998 averaged $13.38 per barrel, a decrease of approximately 27% from an average price of $18.35 per barrel that the Company received during the second quarter of 1997. Prices that the Company received for its crude oil and condensate production during the first six months of 1998 averaged $13.81 per barrel, a decrease of approximately
31% from an average price of $20.14 per barrel that the Company received during the first six months of 1997.

     Domestic Prices. Prices received by the Company for its domestic crude oil and condensate production during the second quarter of 1998 averaged $12.84 per barrel, a decrease of approximately 31% from an average price of $18.52 per barrel that the Company received during the second quarter of 1997. Prices that the Company received for its domestic crude oil and condensate production during the first six months of 1998 averaged $13.77 per barrel, a decrease of approximately 33% from an average price of $20.40 per barrel that the Company received during the first six months of 1997.

     Thailand Prices. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored in a Floating Production, Storage and Offloading System (the "FPSO") until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997.
The price that the Company recorded for its crude oil and condensate production stored on the FPSO for the second quarter of 1998 was $16.05 per barrel, a decrease of approximately 7% from the price of $17.26 per barrel that was recorded for the second quarter of 1997. The price that the

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Company recorded for its crude oil and condensate production stored on the FPSO for the first six months of 1998 was $14.00 per barrel, a decrease of approximately 23% from the price of $18.15 per barrel that was recorded for the first six months of 1997. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, which are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

     Crude Oil and Condensate Production.  The
Company's total crude oil and condensate production during the second quarter of 1998 averaged 16,451 barrels per day, approximately equal to its average of 16,457 barrels per day during the second quarter of 1997. The Company's total crude oil and condensate production during the first six months of 1998 averaged 16,277 barrels per day, an increase of approximately 7% from an average of 15,187 barrels per day during the first six months of 1997.

     Domestic Production.   The Company's domestic crude
oil and condensate production during the second quarter of 1998 averaged 13,665 barrels per day, a decrease of approximately 3% from an average of 14,065 barrels per day during the second quarter of 1997. The Company's domestic crude oil and condensate production during the first six months of 1998 averaged 13,413 barrels per day, a decrease of approximately 1% from an average of 13,531 barrels per day during the first six months of 1997. The decrease in the Company's domestic crude oil and condensate production during the second quarter and first six months of 1998, compared to the second quarter and first six months of 1997, resulted primarily from a decrease in condensate production from the Company's East Cameron Block 334 "E" platform, which was in part due to damage sustained in a marine accident at the crude oil and condensate pipeline from the platform, that was only partially offset by increased production from the Company's ongoing development drilling and workover program in the offshore and onshore Gulf of Mexico regions.

     Thailand Production.   During the second quarter of
1998, the Company's share of crude oil and condensate production from the Tantawan Field averaged 2,786 barrels per day, an increase of approximately 17% from an average of 2,385 barrels per day during the second quarter of 1997. The increase in the Company's crude oil and condensate production from the Tantawan Field during the second quarter of 1998, compared to the second quarter of 1997, resulted primarily from the Company's efforts to emphasize oil production from the field. The Company's share of crude oil and condensate production from the Tantawan Field during the first six months of 1998 averaged 2,864 barrels per day, an increase of approximately 65% from an average of 1,740 barrels per day during the first six months of 1997. The increase in the Company's average daily crude oil and condensate production from the Tantawan Field during the first six months of 1998, compared to the first six months of 1997, reflects the fact that

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

production from the Tantawan Field did not commence until early in February 1997 and did not achieve sustained commercial production rates until March 15, 1997.

     NGL Production and "Other" Net Revenue Items.  The
Company's oil and gas revenues, and its total liquid hydrocarbon production volumes, reflect the production and sale of NGL by the Company. In addition, the Company's oil and gas revenues for the second quarter and first six months of 1998 and 1997 also reflect adjustments for various miscellaneous items. The Company's NGL and "other" net revenues for the second quarter and first six months of 1998 decreased
$4,155,000 and $1,668,000, from the second quarter and first six months of 1997, respectively. The decrease in the Company's NGL and "other" net revenues for the second quarter of 1998, compared to the second quarter of 1997, primarily resulted from a decrease in the Company's NGL production from its offshore properties due, in part, to the Company's recent decision not to remove NGL from a portion of its natural gas production because it has not been economically advantageous to do so. This decision is reviewed by the Company on an ongoing basis and is largely dependent on the relationship between current natural gas and NGL prices and the cost of processing natural gas to separate NGL. The decrease in the Company's NGL and "other" net revenues for the first six months of 1998, compared to the first six months of 1997, was primarily related to a decrease in the price that the Company received for its NGL production volumes that was only partially offset by an increase in NGL production from its offshore properties.

     Total Liquid Hydrocarbon Production.  The
Company's average liquid hydrocarbon production during the second quarter of 1998 was 18,369 barrels per day, a decrease of approximately 13% from an average liquid hydrocarbon production of 20,997 barrels per day during the second quarter of 1997. The Company's average liquid hydrocarbon production during the first six months of 1998 was 19,375 barrels per day, an increase of approximately 7% from an average liquid hydrocarbon production of 18,122 barrels per day during the first six months of 1997.

Operating Costs and Expenses

     Lease Operating Expenses

     Company-wide lease operating expenses for the second quarter of 1998 were $16,075,000, a decrease of approximately 1% from lease operating expenses of $16,191,000 for the second quarter of 1997. Company-wide lease operating expenses for the first six months of 1998 were $32,584,000, an increase of approximately 14% from lease operating expenses of $28,488,000 for the first six months of 1997.

     Domestic Lease Operating Expenses. The Company's domestic lease operating expenses for the second quarter of 1998 were $10,479,000, a decrease of approximately 3% from domestic lease operating expenses of $10,797,000 for the second quarter of 1997. The decrease

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

in domestic lease
operating expenses for second quarter of 1998, compared to the second quarter of 1997, resulted primarily from cost savings programs instituted by the Company, including the sale of certain non-strategic properties with high operating costs and cost sharing agreements with its industry partners in the offshore Gulf of Mexico and, to a lesser extent, the recent decline in the service rates of offshore service contractors, which are related to the industry's slow-down in response to lower oil and natural gas prices. The Company's domestic lease operating expenses for the first six months of 1998 were $22,726,000, an increase of approximately 7% from domestic lease operating expenses of $21,199,000 for the first six months of 1997. The increase in domestic lease operating expenses for first six months of 1998, compared to the first six months of 1997, resulted primarily from a non-recurring maintenance project on the Company's East Cameron 334 "E" platform during the first quarter of 1998, which was only partially offset by cost savings programs instituted by the Company, including the sale of certain non-strategic properties with high operating costs and cost sharing agreements with its industry partners in the offshore Gulf of Mexico and, to a lesser extent, the recent decline in the service rates of offshore service contractors, which are related to the industry's slow-down in response to lower oil and natural gas prices.

     Thailand Lease Operating Expenses. The Company's lease operating expenses in the Kingdom of Thailand for the second quarter of 1998 were $5,596,000, an increase of approximately 4% from lease operating expenses of $5,394,000 for the second quarter of 1997. The increase in lease operating expenses in the Kingdom of Thailand for the second quarter of 1998, compared to the second quarter of 1997, was primarily related to increased production related activity, including the addition of two production platforms, which was only partially offset by cost savings resulting from recently instituted cost control efforts. The Company's lease operating expenses in the Kingdom of Thailand for the first six months of 1998 were $9,858,000, an increase of approximately 35% from lease operating expenses of $7,289,000 for the first six months of 1997. The increase in lease operating expenses in the Kingdom of Thailand for the first six months of 1998, compared to the first six months of 1997, was primarily related to the fact that prior to the commencement of production in the Tantawan
Field on February 1, 1997, no lease operating expenses were incurred by the Company in Thailand. Consequently, the Company does not believe that a comparison of lease operating expenses in the Kingdom of Thailand between the first six months of 1998 and the first six months of 1997 is meaningful.
A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO, which amounted to $2,773,000
(net to the Company's interest) during each of the second quarter of 1998 and 1997, and $5,515,000 and $4,601,000 (net to the Company's interest) for the first six months of 1998 and 1997, respectively.

     General and Administrative Expenses

     General and administrative expenses for the second quarter of 1998 were $5,802,000, an increase of approximately
13% from general and administrative expenses of $5,121,000 for the

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

second quarter of 1997. General and administrative expenses for the first six months of 1998 were $11,287,000, an increase of approximately 3% from general and administrative expenses of $10,957,000 for the first six months of 1997. The increases in general and administrative expenses for the second quarter and first six months of 1998, compared with the second quarter and first six months of 1997, were related to, among other things, an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments that were partially offset by decreases in insurance expense and other miscellaneous general and administrative expense items.

     Exploration Expenses

     Exploration expenses consist primarily of delay rentals and geological and geophysical costs which are expensed as incurred. Exploration expenses for the second quarter of 1998 were $2,002,000, a decrease of approximately 51% from exploration expenses of $4,053,000 for the second quarter of 1997. The decrease in exploration expenses for the second quarter of 1998, compared to the second quarter of 1997, resulted primarily from decreased geophysical activity by the Company in the Gulf of Mexico and in West Texas, that was only partially offset by increased geophysical activity by the Company in the East Texas, South Louisiana and in the Gulf of Thailand. Exploration expenses for the first six months of 1998 were $5,834,000, a decrease of approximately 2% from exploration expenses of $5,953,000 for the first six months of 1997. The decrease in exploration expenses for the first six months of 1998, compared to the first six months of 1997, resulted primarily from decreased geophysical activity in the Gulf of Mexico and West Texas, and decreased delay rental payments, that were almost completely offset by increased geophysical activity by the Company in the East Texas, South Louisiana and in the Gulf of Thailand.

     Dry Hole and Impairment Expenses


     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the second quarter of 1998 were $1,470,000, a decrease of approximately 64% from dry hole and impairment expenses of $4,086,000 for the second quarter of 1997. The Company's dry hole and impairment expenses for the first six months of 1998 were $2,778,000, a decrease of approximately 45% from dry hole and impairment expenses of $5,007,000 for the first six months of 1997.

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

     The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States. The Company's
DD&A expense for the second quarter of 1998 was $28,358,000, a slight decline from DD&A expense of $28,457,000 for the second quarter of 1997. The decrease in DD&A expense for the second quarter of 1998, compared to the second quarter of 1997, resulted primarily from decreased production of oil and gas from the Company's properties that was almost exactly offset by an increase in the Company's composite DD&A rate. The Company's DD&A expense for the first six months of 1998 was $58,815,000, an increase of approximately 25% from DD&A expense of $46,877,000 for the first six months of 1997. The increases in DD&A expense for the first six months of 1998, compared to the first six months of 1997, resulted primarily from an increase in the Company's composite DD&A rate and, to a much lesser extent, increased production of oil and gas from the Company's properties.

     The composite DD&A rate for all of the Company's producing fields for the second quarter of 1998 was $1.12 per equivalent Mcf ($6.70 per equivalent barrel), an increase of approximately 24% from a composite DD&A rate of $0.90 per equivalent Mcf ($5.38 per equivalent barrel) for the second quarter of 1997. The composite DD&A rate for all of the Company's producing fields for the first six months of 1998 was $1.10 per equivalent Mcf ($6.58 per equivalent barrel), an increase of approximately 22% from a composite DD&A rate of $0.90 per equivalent Mcf ($5.41 per equivalent barrel) for the first six months of 1997. The increase in the composite DD&A rate for all of the Company's producing fields for the second quarter and the first six months of 1998, compared to the second quarter and first six months of 1997, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. The Company produced 25,087,000 equivalent Mcf (4,181,000 equivalent barrels) during the second quarter of 1998, a decrease of approximately 20% from the 31,197,000 equivalent Mcf (5,200,000 equivalent barrels) produced by the Company during the second quarter of 1997.
The Company produced 53,009,000 equivalent Mcf (8,835,000 equivalent barrels) during the first six months of 1998, an increase of approximately 4% from the 51,178,000 equivalent
Mcf (8,530,000 equivalent barrels) produced by the Company during the first six months of 1997.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Interest

     Interest Charges

     The Company incurred interest charges for the second quarter of 1998 of $5,209,000, a decrease of approximately 6% from interest charges of $5,536,000 for the second quarter of 1997. The decrease in interest charges for the second quarter of 1998, compared to the second quarter of 1997, resulted primarily from a decrease in the amount of debt outstanding (principally as a result of the conversion and redemption of the 2004 Notes), that was partially offset by an increase in the average interest rate the Company paid on such debt. Interest charges incurred by the Company for the first six months of 1998 were $11,277,000, an increase of approximately 15% from interest charges of $9,831,000 for the first six months of 1997. The increases in interest charges for the first six months of 1998, compared to the first six months of 1997, resulted primarily from increased average interest rate levels on the debt that was outstanding and, to a lesser extent, an increase in the average amount of the Company's outstanding debt. As of August 1, 1998, the Company was not a party to any interest rate swap agreements.

     Capitalized Interest

     Capitalized interest expense for the second quarter of 1998 was $2,219,000, an increase of approximately 192% from capitalized interest expense of $760,000 for the second quarter of 1997. The increase in capitalized interest for the second quarter of 1998, compared to the second quarter of 1997, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the second quarter of 1998 ($129,098,000), compared to the second quarter of 1997 ($47,373,000), and from an increase in the computed rate that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense during the latter half of 1997 and the first six months of 1998 resulted from capitalization of interest related to capital expenditures for the development of the Benchamas Field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico. Capitalized interest expense for the first six months of 1998 was $4,064,000, an increase of approximately 55% from capitalized interest expense of $2,630,000 for the first six months of 1997. The increase in capitalized interest for the first six months of 1998, compared to the first six months of 1997, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the first six months of 1998 ($118,084,000), compared to the first six months of 1997 ($85,493,000), and from an increase in the computed rate that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. Capital projects on which interest was capitalized during the first six months of 1997, which had been completed and brought on production during the first quarter of 1997, included the Tantawan Field and the East
Cameron Block 334 "E" platform.

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Foreign Currency Transaction Gain (Loss)

     The Company incurred a foreign currency transaction loss of $804,000 during the second quarter of 1998 and a foreign currency transaction gain of $193,000 during the first six months of 1998. No comparable losses, or gains, were incurred during either of the comparable 1997 periods. The foreign currency transaction gain and loss each resulted from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the respective 1998 periods. Although the value of the Thai Baht has generally shown some signs of stabilizing against the U.S. dollar, the Company cannot predict what the Thai Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of August 1, 1998, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

Income Tax Benefit (Expense)

     The Company received an income tax benefit for the second quarter of 1998 of $2,068,000, compared to income tax expense of $4,955,000 for the second quarter of 1997. Income tax benefit for the first six months of 1998 was $2,194,000, compared to income tax expense of $11,708,000 for the first six months of 1997. The income tax benefit for the second quarter and first six months of 1998, compared to the income tax expense for the second quarter and first six months of 1997, resulted primarily from substantially lower pre-tax income in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand.


LIQUIDITY AND CAPITAL RESOURCES  --

Cash Flows

     The Company's Condensed Consolidated Statement of
Cash Flows for the six months ended June 30, 1998, reflects net cash provided by operating activities of $59,822,000. In addition to net cash provided by operating activities, the Company received net proceeds of $977,000 from the exercise of stock options and $513,000 from the sale of certain non-strategic properties and had net borrowings of $39,954,000 under its revolving credit agreement and other senior debt facilities.

     During the first six months of 1998, the Company invested $105,669,000 of such cash flow in capital projects, spent $2,961,000 to purchase proved reserves, paid $2,200,000 ($0.03 per share for each of the first two quarters of 1998) in cash dividends to holders of the Company's common stock and expended $99,000 in connection with the redemption of its 2004 Notes on March 16, 1998. Of the $105,669,000 invested in capital projects, $90,833,000 was applicable

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


to 1997 capital
projects and $14,836,000 was applicable to 1998 capital projects. As of June 30, 1998, the Company's cash and cash investments were $10,373,000 and its long-term debt stood at $301,954,000.

Future Capital Requirements

     The Company's capital and exploration budget for 1998, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $230,000,000. In addition to anticipated capital and exploration expenses, other material 1998 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, interest expense and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on August 22, 1998 to stockholders of record as of August 14, 1998. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its revolving credit facility and uncommitted lines of credit with banks will be sufficient to fund the Company's ongoing expenses, its 1998 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1998, its proposed merger with Arch Petroleum Inc. and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's
Board of Directors.

New Debt Instruments

Banker's Acceptances

     On June 3, 1998, the Company entered into a Master Banker's Acceptance Agreement under which one of the Company's lenders has offered to accept up to $20,000,000 in bank drafts from the Company. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement are for a maximum term of 182 days; however, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under its revolving credit agreement. The agreement permits either party to terminate such letter agreement at any time upon five business days notice. As of June 30, 1998, bank drafts in the principal amount of $4,954,000 bearing interest at a rate of 6.1% were outstanding under this agreement.

 Pogo Producing Company and Subsidiaries

                    Pogo Producing Company and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

        Part II. Other Information


Item 4.    Submission of Matters to a Vote of Security-Holders

     The registrant held its annual meeting of stockholders in Houston, Texas on April 28, 1998. The following sets forth the items that were put to a vote of the stockholders and the results thereof concerning:

     (A) the election of three directors, each for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees as listed in the proxy statement and all such nominees were elected;

     (B)  the appointment of Arthur Andersen LLP,
          independent public accountants, to audit the financial statements of the registrant for the year
          1998, with 30,552,722 shares of stock cast for the appointment, 44,418 against the appointment, and 18,343 abstentions and broker non-votes.

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









Date:  August 13, 1998