Form 10-Q
period 1998-09-30
POGO PRODUCING CO
filed 1998-11-13
CIK 230463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number 1-7792

                            ------------------------

                             POGO PRODUCING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                             74-1659398
      (State or other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

        5 GREENWAY PLAZA, SUITE 2700                   77046-0504
               HOUSTON, TEXAS                          (Zip Code)
  (Address of principal executive offices)

                                 (713) 297-5000
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes /X/ No / /

    Registrant's number of common shares outstanding as of September 30, 1998: 40,103,675

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Income (Unaudited)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                    --------------------------  --------------------------
                                                        1998          1997          1998          1997
                                                    ------------  ------------  ------------  ------------
                                                                  (RESTATED)                  (RESTATED)
                                                      (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Oil and gas.....................................  $     47,524  $    82,784   $    170,453  $    229,702
  Pipeline sales..................................         1,848        1,451          4,226        49,598
  Other...........................................            19          301            111         1,657
  Gains (losses) on sales.........................          (163)       4,902           (106)        6,361
                                                    ------------  ------------  ------------  ------------
    Total.........................................        49,228       89,438        174,684       287,318
                                                    ------------  ------------  ------------  ------------
OPERATING COSTS AND EXPENSES:
  Lease operating.................................        19,214       18,881         56,894        51,358
  Natural gas purchases and pipeline operations...         1,483        1,335          3,853        47,542
  General and administrative......................        10,281        5,947         24,245        19,571
  Exploration.....................................         1,472        1,961          7,450         8,116
  Dry hole and impairment.........................         5,128        2,477          7,906         7,484
  Depreciation, depletion and amortization........        25,162       30,931         87,360        81,195
                                                    ------------  ------------  ------------  ------------
    Total.........................................        62,740       61,532        187,708       215,266
                                                    ------------  ------------  ------------  ------------
OPERATING INCOME (LOSS)...........................       (13,512)      27,906        (13,024)       72,052
                                                    ------------  ------------  ------------  ------------
INTEREST:
  Charges.........................................        (7,747)      (6,674)       (21,303)      (18,136)
  Income..........................................           326          242            789           539
  Capitalized.....................................         2,476          833          6,540         3,463
MINORITY INTEREST.................................       --            --            --               (448)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)..........           608       (6,567)           801        (6,609)
                                                    ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES.................       (17,849)      15,740        (26,197)       50,861
INCOME TAX BENEFIT (EXPENSE)......................         8,155       (5,435)        11,592       (17,608)
                                                    ------------  ------------  ------------  ------------
NET INCOME (LOSS).................................        (9,694)      10,305        (14,605)       33,253
DIVIDENDS ON PREFERRED STOCK......................          (213)        (400)        (1,013)       (1,200)
                                                    ------------  ------------  ------------  ------------
INCOME (LOSS) TO COMMON STOCK.....................  $     (9,907) $     9,905   $    (15,618) $     32,053
                                                    ------------  ------------  ------------  ------------
                                                    ------------  ------------  ------------  ------------
EARNINGS (LOSS) PER COMMON SHARE
  Basic...........................................  $      (0.26) $      0.28   $      (0.42) $       0.92
                                                    ------------  ------------  ------------  ------------
                                                    ------------  ------------  ------------  ------------
  Diluted.........................................  $      (0.26) $      0.24   $      (0.42) $       0.76
                                                    ------------  ------------  ------------  ------------
                                                    ------------  ------------  ------------  ------------
DIVIDENDS PER COMMON SHARE........................  $       0.03  $      0.03   $       0.09  $       0.09
                                                    ------------  ------------  ------------  ------------
                                                    ------------  ------------  ------------  ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  POTENTIAL COMMON SHARES OUTSTANDING:
  Basic...........................................        38,781       35,067         37,171        35,036
  Diluted.........................................        38,781       46,765         37,171        46,733

          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets (Unaudited)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                    -------------  ------------
                                                      (EXPRESSED IN THOUSANDS
                                                       EXCEPT SHARE AMOUNTS)
                      ASSETS

CURRENT ASSETS:
  Cash and cash investments.......................  $    17,422    $    21,806
  Accounts receivable.............................       23,428         42,005
  Other receivables...............................       33,237         48,071
  Inventory--Product..............................        3,511            713
  Inventories--Tubulars...........................        7,121          9,219
  Other...........................................        3,429          4,631
                                                    -------------  ------------
    Total current assets..........................       88,148        126,445
                                                    -------------  ------------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of successful efforts
    accounting Proved properties being
    amortized.....................................    1,443,791      1,416,712
    Unevaluated properties and properties under
      development, not being amortized............      170,271        113,629
  Pipelines, at cost..............................        6,967          7,003
  Other, at cost..................................       12,280         12,306
                                                    -------------  ------------
      Total property and equipment................    1,633,309      1,549,650
                                                    -------------  ------------
  Less--accumulated depreciation, depletion and
    amortization..................................
      Oil and gas.................................      984,030        935,426
      Pipelines...................................        1,904          1,706
      Other.......................................        5,939          5,551
                                                    -------------  ------------
      Total accumulated depreciation, depletion
        and amortization..........................      991,873        942,683
                                                    -------------  ------------
    Net property and equipment....................      641,436        606,967
                                                    -------------  ------------
  OTHER...........................................       41,076         36,376
                                                    -------------  ------------
                                                    $   770,660    $   769,788
                                                    -------------  ------------
                                                    -------------  ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable--operating activities..........  $    11,467    $    15,046
  Accounts payable--investing activities..........       50,270         95,441
  Accrued interest payable........................        6,304          3,354
  Accrued payroll and related benefits............        3,071          1,938
  Other...........................................            0            943
                                                    -------------  ------------
    Total current liabilities.....................       71,112        116,722
LONG-TERM DEBT....................................      381,854        383,179
PRODUCTION PAYMENT OBLIGATION.....................       --             13,317
DEFERRED FEDERAL INCOME TAX.......................       50,425         63,272
DEFERRED CREDITS..................................       17,839         17,054
                                                    -------------  ------------
  Total liabilities...............................      521,230        593,544
                                                    -------------  ------------
EXCHANGEABLE CONVERTIBLE PREFERRED STOCK..........       --             20,000
                                                    -------------  ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par; 2,000,000 shares
    authorized....................................       --             --
  Common stock, $1 par; 100,000,000 shares
    authorized, 40,119,250 and 35,218,193 shares
    issued, respectively..........................       40,119         35,218
  Additional capital..............................      255,960        149,493
  Retained earnings (deficit).....................      (45,616)       (26,671)
  Treasury stock and other, at cost...............       (1,033)        (1,796)
                                                    -------------  ------------
  Total shareholders' equity......................      249,430        156,244
                                                    -------------  ------------
                                                    $   770,660    $   769,788
                                                    -------------  ------------
                                                    -------------  ------------


          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
                                                                                                       (RESTATED)
                                                                                               (EXPRESSED IN
                                                                                                 THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers...........................................................  $  187,045  $  277,455
  Operating, exploration, and general and administrative expenses paid...................     (92,200)   (122,712)
  Interest paid..........................................................................     (18,353)    (14,639)
  Federal income taxes received..........................................................          --       7,037
  Federal income taxes paid..............................................................          --     (13,500)
  Other..................................................................................      (3,184)     (5,525)
                                                                                           ----------  ----------
    Net cash provided by operating activities............................................      73,308     128,116
                                                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................................    (148,929)   (183,166)
  Purchase of proved reserves............................................................      (2,961)    (28,617)
  Proceeds from the sale of properties...................................................         350       7,920
                                                                                           ----------  ----------
    Net cash used in investing activities................................................    (151,540)   (203,863)
                                                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of new debt.....................................................          --     100,000
  Borrowings under senior debt agreements................................................     346,354     417,500
  Payments under senior debt agreements..................................................    (256,500)   (424,864)
  Payments of production payment.........................................................     (13,317)     (2,689)
  Payments of cash dividends on common stock.............................................      (3,327)     (3,004)
  Payments of preferred stock dividends..................................................      (1,324)       (800)
  Payment of debt issue expenses.........................................................          --      (3,144)
  Proceeds from exercise of stock options................................................         998       3,840
  Other..................................................................................         237          --
                                                                                           ----------  ----------
    Net cash provided by financing activities............................................      73,121      86,839
                                                                                           ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................................         727      (3,624)
                                                                                           ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS.....................................      (4,384)      7,468
CASH AND CASH INVESTMENTS AT THE BEGINNING OF THE YEAR...................................      21,806       6,246
                                                                                           ----------  ----------
CASH AND CASH INVESTMENTS AT THE END OF THE PERIOD.......................................  $   17,422  $   13,714
                                                                                           ----------  ----------
                                                                                           ----------  ----------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)......................................................................  $  (14,605) $   33,253
    Adjustments to reconcile net income to net cash provided by operating activities --
      Foreign currency transaction (gain) loss...........................................        (801)      6,609
      (Gains) losses from the sales of properties........................................         106      (6,361)
      Depreciation, depletion and amortization...........................................      87,360      81,195
      Dry hole and impairment............................................................       7,906       7,484
      Interest capitalized...............................................................      (6,540)     (3,463)
      Deferred federal income taxes......................................................      (8,399)     11,986
      Change in operating assets and liabilities.........................................       8,281      (2,587)
                                                                                           ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................  $   73,308  $  128,116
                                                                                           ----------  ----------
                                                                                           ----------  ----------

          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                           1998                    1997
                                                                  ----------------------  ----------------------
                                                                    SHARES      AMOUNT      SHARES      AMOUNT
                                                                  -----------  ---------  -----------  ---------
                                                                  (EXPRESSED IN THOUSANDS, EXCEPT SHARE AMOUNTS)
COMMON STOCK:
  $1.00 par-100,000,000 shares authorized
  Balance at beginning of year, as reported.....................   33,552,702  $  33,553   33,321,381  $  33,321
  Adjustment to reflect pooling of interests....................    1,665,491      1,665    1,660,684      1,661
                                                                  -----------  ---------  -----------  ---------
  Balance at beginning of year, as restated.....................   35,218,193     35,218   34,982,065     34,982
  Conversion of 2004 Notes......................................    3,879,726      3,880        1,396          1
  Issued for exchangeable convertible preferred stock of
    acquired company............................................      699,273        699           --         --
  Issued for convertible debt of acquired company...............      174,818        175           --         --
  Stock issued as compensation..................................           --         --        2,885          3
  Stock options exercised.......................................      147,240        147      222,575        223
                                                                  -----------  ---------  -----------  ---------
  Issued at end of period.......................................   40,119,250     40,119   35,208,921     35,209
                                                                  -----------  ---------  -----------  ---------

ADDITIONAL CAPITAL:
  Balance at beginning of year, as reported.....................                 144,848                 139,337
  Adjustment to reflect pooling of interests....................                   4,645                   4,523
                                                                               ---------               ---------
  Balance at beginning of year, as restated.....................                 149,493                 143,860
  Conversion of 2004 Notes......................................                  80,712                      30
  Issued for exchangeable convertible preferred stock of
    acquired company............................................                  19,301                      --
  Issued for convertible debt of acquired company...............                   4,825                      --
  Cancellation of treasury shares...............................                    (206)                     --
  Stock issued as compensation..................................                      --                      84
  Stock options exercised.......................................                   1,835                   5,358
                                                                               ---------               ---------
  Balance at end of period......................................                 255,960                 149,332
                                                                               ---------               ---------

RETAINED EARNINGS (DEFICIT):
  Balance at beginning of year, as reported.....................                 (31,971)                (65,075)
  Adjustment to reflect pooling of interests....................                   5,300                   4,072
                                                                               ---------               ---------
  Balance at beginning of year, as restated.....................                 (26,671)                (61,003)
  Net income (loss).............................................                 (14,605)                 33,253
  Dividends ($0.09 per common share)............................                  (3,327)                 (3,004)
  Dividends on exchangeable convertible preferred stock.........                  (1,013)                 (1,200)
                                                                               ---------               ---------
  Balance at end of period......................................                 (45,616)                (31,954)
                                                                               ---------               ---------

TREASURY STOCK AND OTHER:
  Balance at beginning of year, as reported.....................      (15,575)      (324)     (15,575)      (301)
  Adjustment to reflect pooling of interests....................       (9,615)    (1,472)      (9,615)    (1,191)
                                                                  -----------  ---------  -----------  ---------
  Balance at beginning of year, as restated.....................      (25,190)    (1,796)     (25,190)    (1,492)
  Cancellation of treasury shares...............................        9,615        206           --         --
  Change in cumulative foreign currency translation gain or
    (loss)......................................................           --       (490)          --        (77)
  Payments, interest, and reclassification of employee notes....           --      1,047           --        (48)
                                                                  -----------  ---------  -----------  ---------
  Balance at end of period......................................      (15,575)    (1,033)     (25,190)    (1,617)
                                                                  -----------  ---------  -----------  ---------
COMMON STOCK OUTSTANDING, AT THE END OF THE PERIOD..............   40,103,675              35,183,731
                                                                  -----------             -----------
                                                                  -----------             -----------
TOTAL SHAREHOLDERS' EQUITY......................................               $ 249,430               $ 150,970
                                                                               ---------               ---------
                                                                               ---------               ---------

          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(1) GENERAL INFORMATION --

    The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 and the Arch Petroleum Inc. ("Arch") annual report on Form 10-K for the year ended December 31, 1997.

(2) ACQUISITION --

    In August 1998, a wholly owned subsidiary of the Company merged with Arch in a tax-free, stock for stock transaction through which Arch became a wholly owned subsidiary of the Company. The merger agreement provided for a fixed exchange ratio of one share of the Company's common stock for each 10.4 shares of Arch common stock. In addition, holders of Arch preferred stock received one share of the Company's common stock for each 1.04 shares of Arch preferred stock held. As a result, 2.5 million shares of the the Company's common stock were issued in exchange for Arch preferred and common stock and its convertible debt. In connection with the merger, nonrecurring transaction costs totaling approximately $3.6 million ($2.3 million after taxes) were charged to expense in the third quarter of 1998. The merger has been accounted for as a "pooling of interests". As a result the Company's financial statements for periods prior to August 1998 have been restated to include combined results with Arch.

                                                                                              PERIODS ENDED
                                                                                           SEPTEMBER 30, 1997
                                                                                       ---------------------------
                                                                                       THREE MONTHS   NINE MONTHS
                                                                                       -------------  ------------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
REVENUES:
  Pogo...............................................................................    $  77,177     $  215,231
  Arch...............................................................................       12,361         72,355
  Conforming reclassification adjustments............................................         (100)          (268)
                                                                                       -------------  ------------
                                                                                         $  89,438     $  287,318
                                                                                       -------------  ------------
                                                                                       -------------  ------------
NET INCOME:
  Pogo...............................................................................    $   7,386     $   29,378
  Arch...............................................................................        2,919          3,875
                                                                                       -------------  ------------
                                                                                         $  10,305     $   33,253
                                                                                       -------------  ------------
                                                                                       -------------  ------------
EARNINGS TO COMMON STOCK:
  Pogo...............................................................................    $   7,386     $   29,378
  Arch...............................................................................        2,519          2,675
                                                                                       -------------  ------------
                                                                                         $   9,905     $   32,053
                                                                                       -------------  ------------
                                                                                       -------------  ------------
EARNINGS PER SHARE:
  BASIC --
    Pogo.............................................................................    $    0.22     $     0.87
    Arch.............................................................................         0.14           0.15
    Conforming adjustments...........................................................        (0.08)         (0.10)
                                                                                       -------------  ------------
                                                                                         $    0.28     $     0.92
                                                                                       -------------  ------------
                                                                                       -------------  ------------
  DILUTED --
    Pogo.............................................................................    $    0.21     $     0.83
    Arch.............................................................................         0.14           0.15
    Conforming adjustments...........................................................        (0.11)         (0.22)
                                                                                       -------------  ------------
                                                                                         $    0.24     $     0.76
                                                                                       -------------  ------------
                                                                                       -------------  ------------

(3) LONG-TERM DEBT --

    Long-term debt and the amount due within one year at September 30, 1998 and December 31, 1997, restated to reflect the merger, consists of the following (in thousands):

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                                      (RESTATED)
SENIOR DEBT --
  Bank revolving credit agreement
    LIBO Rate based loans, borrowings at September 30, 1998 and December 31, 1997
      at average interest rates of 6.4% and 6.5%, respectively......................   $   154,000    $   47,000
  Uncommitted credit lines with banks, at interest rate of 6.3%.....................         2,000            --
  Arch bank credit facility, at an effective interest rate of 8.1%..................            --        30,000
                                                                                      -------------  ------------
  Total bank revolving credit agreement senior debt.................................       156,000        77,000
  Banker's acceptance loans, borrowings at average interest rate of 6.1%............        10,854            --
                                                                                      -------------  ------------
  Total senior debt.................................................................       166,854        77,000
                                                                                      -------------  ------------
SUBORDINATED DEBT --
  8 3/4% Senior subordinated notes due 2007 ("2007 Notes")..........................       100,000       100,000
  5 1/2% Convertible subordinated notes due 2006 ("2006 Notes").....................       115,000       115,000
  5 1/2% Convertible subordinated notes due 2004 ("2004 Notes").....................            --        86,179
  9 7/5% Convertible subordinated notes due 2004 ("Series A and B Notes")...........            --         5,000
                                                                                      -------------  ------------
  Total subordinated debt...........................................................       215,000       306,179
                                                                                      -------------  ------------
Total debt..........................................................................       381,854       383,179
Amount due within one year..........................................................            --            --
                                                                                      -------------  ------------
Long-term debt......................................................................   $   381,854    $  383,179
                                                                                      -------------  ------------
                                                                                      -------------  ------------


    Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997 for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines, the 2007 Notes and the 2006 Notes and to Note 6 of Notes to Consolidated Financial Statements included in Arch's annual report on Form 10-K for the year ended December 31, 1997 for a further discussion of the Arch bank credit facility and the Series A and B Notes. On February 12, 1998, the Company announced its intent to redeem the 2004 Notes on March 16, 1998 at 103.3% of their principal amount plus accrued interest. Holders of $86,084,000 principal amount of the 2004 Notes elected to convert their notes into 3,879,726 common shares at $22.188 per share plus $640 in cash for fractional shares. The value of the shares issued was credited to common stock and additional capital less the unamortized debt issue expenses applicable to the 2004 Notes. The remaining $95,000 principal amount of the 2004 Notes were redeemed for $98,135, representing 103.3% of the principal amount of such 2004 Notes. In June 1998, the Company entered into a master banker's acceptance agreement under which it may request banker's drafts for up to $20,000,000. The banker's drafts are on an as available basis and the bank does not have an obligation to accept the Company's request for drafts. Drafts drawn under this agreement are for a maximum maturity of 182 days; however, they are reflected as long-term debt as the Company has ability and intent to reborrow such amounts under its revolving credit agreement. As a result of the Arch merger, holders of the Series A and B Notes converted their notes into 174,818 shares of the Company's common stock. In addition, Arch's bank credit facility and production payment obligations were retired with borrowings under the Company's senior debt agreements.

(4) SEGMENT AND GEOGRAPHIC REPORTING --

    The Company's long-lived assets and revenues by segment and geographic area are as follows:

                                                                                                          GAINS
                                                                      TOTAL        OIL                 (LOSSES) &
                                                                     COMPANY     AND GAS    PIPELINES     OTHER
                                                                    ----------  ----------  ---------  -----------
                                                                               (EXPRESSED IN THOUSANDS)
LONG-LIVED ASSETS:
  AS OF SEPTEMBER 30, 1998:
    United States.................................................  $  458,158  $  448,254  $   5,063   $   4,841
    Kingdom of Thailand...........................................     171,196     169,380         --       1,816
    Canada........................................................      12,082      12,398         --        (316)
                                                                    ----------  ----------  ---------  -----------
    Total.........................................................  $  641,436  $  630,032  $   5,063   $   6,341
                                                                    ----------  ----------  ---------  -----------
                                                                    ----------  ----------  ---------  -----------
  AS OF DECEMBER 31, 1997 (RESTATED):
    United States.................................................  $  434,978  $  424,919  $   5,297   $   4,762
    Kingdom of Thailand...........................................     162,162     160,249         --       1,913
    Canada........................................................       9,827       9,747         --          80
                                                                    ----------  ----------  ---------  -----------
    Total.........................................................  $  606,967  $  594,915  $   5,297   $   6,755
                                                                    ----------  ----------  ---------  -----------
                                                                    ----------  ----------  ---------  -----------
REVENUES:
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
    United States.................................................  $   39,618  $   38,001  $   1,848   $    (231)
    Kingdom of Thailand...........................................       8,845       8,772         --          73
    Canada........................................................         765         751         --          14
                                                                    ----------  ----------  ---------  -----------
    Total.........................................................  $   49,228  $   47,524  $   1,848   $    (144)
                                                                    ----------  ----------  ---------  -----------
                                                                    ----------  ----------  ---------  -----------
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (RESTATED)
    United States.................................................  $   77,166  $   70,624  $   1,451   $   5,091
    Kingdom of Thailand...........................................      11,487      11,455         --          32
    Canada........................................................         785         705         --          80
                                                                    ----------  ----------  ---------  -----------
    Total.........................................................  $   89,438  $   82,784  $   1,451   $   5,203
                                                                    ----------  ----------  ---------  -----------
                                                                    ----------  ----------  ---------  -----------
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
    United States.................................................  $  143,432  $  139,328  $   4,226   $    (122)
    Kingdom of Thailand...........................................      28,907      28,813         --          94
    Canada........................................................       2,345       2,312         --          33
                                                                    ----------  ----------  ---------  -----------
    Total.........................................................  $  174,684  $  170,453  $   4,226   $       5
                                                                    ----------  ----------  ---------  -----------
                                                                    ----------  ----------  ---------  -----------
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (RESTATED)
    United States.................................................  $  256,849  $  200,335  $  49,598   $   6,916
    Kingdom of Thailand...........................................      28,400      27,397         --       1,003
    Canada........................................................       2,069       1,970         --          99
                                                                    ----------  ----------  ---------  -----------
    Total.........................................................  $  287,318  $  229,702  $  49,598   $   8,018
                                                                    ----------  ----------  ---------  -----------
                                                                    ----------  ----------  ---------  -----------

(5) COMPREHENSIVE INCOME --

    During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130. As such, total comprehensive income and net income (loss) are the same for the three and nine month periods ended September 30, 1998 and 1997, respectively.

(6) EARNINGS PER SHARE --

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

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1998                  SEPTEMBER 30, 1998
                                               ---------------------------------  ----------------------------------
                                                INCOME     SHARES     PER SHARE     INCOME     SHARES     PER SHARE
                                               ---------  ---------  -----------  ----------  ---------  -----------
BASIC EARNINGS PER SHARE.....................  $  (9,907)    38,781   $   (0.26)  $  (15,618)    37,171   $   (0.42)
                                                                     -----------                         -----------
                                                                     -----------                         -----------
DILUTED EARNINGS PER SHARE...................  $  (9,907)    38,781   $   (0.26)  $  (15,618)    37,171   $   (0.42)
                                                                     -----------                         -----------
                                                                     -----------                         -----------
Antidilutive securities:
Options to purchase common shares............         --      2,476   $   24.73           --      2,476   $   24.73
2004 Notes (a)...............................         --         --   $      --          560        816   $    0.69
2006 Notes...................................      1,028      2,726   $    0.38        3,118      2,726   $    1.14
8% Convertible preferred stock (b)...........        213      3,648   $    0.06        1,013      5,866   $    0.17
Series A and B notes (b).....................         41         91   $    0.45          199        147   $    1.35

------------------------

(a) The 2004 Notes were called or converted to common stock in the first quarter of 1998.

(b) These securities were converted to common stock in the third quarter of 1998 as a result of the merger.

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1997                 SEPTEMBER 30, 1997
                                                           (RESTATED)                         (RESTATED)
                                                ---------------------------------  ---------------------------------
                                                 INCOME     SHARES     PER SHARE    INCOME     SHARES     PER SHARE
                                                ---------  ---------  -----------  ---------  ---------  -----------
BASIC EARNINGS PER SHARE......................  $   9,905     35,067   $    0.28   $  32,053     35,036   $    0.92
                                                                      -----------                        -----------
                                                                      -----------                        -----------
Effect of dilutive securities --
Options to purchase common shares.............         --        820                      --        819
2004 Notes....................................        770      3,885                   2,311      3,885
8% Convertible preferred stock................        400      6,993                   1,200      6,993
                                                ---------  ---------               ---------  ---------
DILUTED EARNINGS PER SHARE....................  $  11,075     46,765   $    0.24   $  35,564     46,733   $    0.76
                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                ---------  ---------  -----------  ---------  ---------  -----------
Antidilutive securities:
Options to purchase common shares.............         --         20   $   44.54          --        468   $   40.83
2006 Notes....................................      1,028      2,726   $    0.38       3,083      2,726   $    1.13
Series A and B notes..........................         79        175   $    0.45         238        175   $    1.36

(7) IMPACT OF SFAS 133 --

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for the Company in 2000 but early adoption is allowed. The Company has not yet quantified the impacts of adopting SFAS 133 or determined the timing or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income should the Company enter into transactions covered by this pronouncement.

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

RESULTS OF OPERATIONS --

     In August 1998, a wholly owned subsidiary of the Company merged with Arch Petroleum Inc. ("Arch") in a tax free, stock for stock, transaction through which Arch became a wholly owned subsidiary of the Company. The merger is currently accounted for as a pooling of interests which requires the financial results for all periods prior to the merger to be combined and restated as if the Company and Arch had always been combined. Consequently, the Company has restated its consolidated financial statements for periods prior to the merger, including the third quarter and first nine months of 1997, and the first nine months of 1998, to reflect the combined results of both the Company and Arch.

INCOME AND REVENUE DATA

NET INCOME (Loss)

     The Company reported a net loss to common shareholders of $9,907,000 for the third quarter of 1998 or $0.26 per share (on both a basic and a diluted basis) compared to net income for the third quarter of 1997 of $9,905,000 or $0.28 per share ($11,075,000 or $0.24 on a diluted basis). For the first nine months of 1998, the Company reported a net loss to common shareholders of $15,618,000 or $0.42 per share (on both a basic and a diluted basis) compared to net income for the first nine months of 1997 of $32,053,000 or $0.92 per share ($35,564,000 or $0.76 on a diluted basis). Among other items affecting net income for the third quarter and first nine months of 1998, were non-recurring expenses totaling approximately $3,601,000 ($2,341,000 or $0.06 per share on an after-tax basis), related to Arch's merger with the Company.

     Earnings per share are based on the weighted average number of common shares outstanding for the third quarter and first nine months of 1998 of 38,781,000 and 37,171,000, respectively, compared to 35,067,000 and 35,036,000, respectively, for the third quarter and first nine months of 1997. The increases in the weighted average number of common shares outstanding for the 1998 periods, compared to the 1997 periods, resulted primarily from the issuance of 3,882,023 shares of its common stock upon the conversion of the Company's
5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


March 16, 1998, the issuance as of August 17, 1998, of approximately 2,540,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the merger and, to a lesser extent, the issuance of common stock upon the exercise of stock options pursuant to the Company's stock option plans. Earnings per share computations on a diluted basis in the 1998 periods are identical to basic earnings per share computations because there were no securities of the Company that were dilutive during the periods. Earnings per share computations on a diluted basis in the 1997 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of Arch's 8% Convertible Preferred Stock and the Company's 2004 Notes and the elimination of related dividend and interest requirements, as adjusted for applicable federal income taxes and, to a lesser extent, the assumed exercise of options to purchase common shares. The weighted average number of common shares outstanding on a diluted basis for the third quarter and first nine months of 1997 were 46,765,000 and 46,733,000, respectively.

REVENUES

     TOTAL REVENUES

     The Company's total revenues for the third quarter of 1998 were $49,228,000, a decrease of approximately 45% compared to total revenues of $89,438,000 for the third quarter of 1997. The decrease in the Company's total revenues for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from a decrease in revenues from the Company's oil and gas operations and, to a lesser extent, a decline in revenue from the sale of non-strategic properties and other miscellaneous items, that was only partially offset by a modest increase in revenue attributable to the transportation and marketing of natural gas on pipelines that the Company acquired in the merger with Arch. The Company's total revenues for the first nine months of 1998 were $174,684,000, a decrease of approximately 39% compared to total revenues of $287,318,000 for the first nine months of 1997. The decrease in the Company's total revenues for the first nine months of 1998, compared to the first nine months of 1997, resulted primarily from decreases in revenue from the Company's oil and gas operations, revenue attributable to the transportation and marketing of natural gas on pipelines that the Company acquired in the merger with Arch as a result of Arch's sale of its interest in the Onyx pipeline effective June 30, 1997 and, to a lesser extent, a decline in revenue from the sale of non-strategic properties and other miscellaneous items. Total revenues for the third quarter and first nine months of 1997 include a gain on sales of $5,043,000, related to the sale by Arch of its interest in the Onyx pipeline. In addition, total revenues for the first nine months of 1997 also include a net gain of $1,459,000 on the sale of a compressor by the Company during the first half of 1997.

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


     OIL AND GAS AND "OTHER" REVENUES

     The following table reflects an analysis of differences in the Company's oil and gas and "Other" revenues (expressed in thousands of dollars) between the third quarter and first nine months of 1998 and the same periods in the preceding year.

                                                         3rd Qtr '98      9 mos. '98
                                                         Compared to     Compared to
                                                         3rd Qtr '97      9 mos. '97
                                                         -----------     -----------
Increase (decrease) in oil and gas and "Other"
  revenues resulting from differences in :

     NATURAL GAS --
       Price . . . . . . . . . . . . . . . . . . . . . .  $  (6,424)      $(14,621)
       Production. . . . . . . . . . . . . . . . . . . .    (12,555)       (11,782)
                                                           --------       --------
                                                            (18,979)       (26,403)
                                                           --------       --------
     CRUDE OIL AND CONDENSATE --
       Price . . . . . . . . . . . . . . . . . . . . . .    (10,277)       (29,407)
       Production. . . . . . . . . . . . . . . . . . . .     (2,721)           158
                                                           --------       --------
                                                            (12,998)       (29,249)
                                                           --------       --------

     NGL AND OTHER, NET. . . . . . . . . . . . . . . . .     (3,565)        (5,143)
                                                           --------       --------
     Increase in oil and gas and "Other" revenues. . . .   $(35,542)      $(60,795)
                                                           --------       --------
                                                           --------       --------

     Prices and production volumes attributable to the Company's operations in Canada are included in the Company's domestic oil and gas prices and production volumes. This information is not presented separately because the Company does not believe that such information is material to an understanding of the Company's results of operations for the periods presented due to the relatively small portion of the Company's oil and gas revenues which were attributable to such operations during the applicable periods.

     NATURAL GAS PRICES. Prices per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the third quarter of 1998 averaged $1.91 per Mcf, a decrease of approximately 14% from an average price of $2.23 per Mcf that the Company received for its natural gas production during the third quarter of 1997. Prices that the Company received for its natural gas production during the first nine months of 1998 averaged $2.01 per Mcf, a decrease of approximately 12% from an average price of $2.28 per Mcf that the Company received for its natural gas production during the first nine months of 1997.

     DOMESTIC PRICES. Prices that the Company received for its domestic natural gas production during the third quarter of 1998 averaged $1.96 per Mcf, a decrease of approximately 14% from an average price of $2.28 per Mcf that the Company received for its domestic natural gas

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


production during the third quarter of 1997. Prices that the Company received for its domestic natural gas production during the first nine months of 1998 averaged $2.08 per Mcf, a decrease of approximately 11% from an average price of $2.33 per Mcf that the Company received for its domestic natural gas production during the first nine months of 1997.

     THAILAND PRICES. The Company's Tantawan Field located in the Kingdom of Thailand commenced production of natural gas and liquid hydrocarbons in February 1997. During the third quarter of 1998, the prices that the Company received under its long term gas sales contract for natural gas production from the Tantawan Field averaged approximately 69 Thai Baht per Mcf. Based on the Thai Baht to U.S. dollar exchange rates in effect at the time that such production was recorded on the Company's financial statements, the average price in U.S. dollars that the Company recorded during the third quarter and first nine months of 1998 for such production was approximately $1.73 per Mcf, a decrease of approximately 14% from an average price of $2.00 per Mcf that the Company
recorded in the third quarter and first nine months of 1997.   The price that
the Company receives under its gas sales agreement normally adjusts on a semi-annual basis. However, the gas sales agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. Due to the volatility of the Thai Baht and the current economic difficulties in the Kingdom of Thailand and throughout Southeast Asia, the price that the Company received under the gas sales agreement was adjusted several times during the first nine months of 1998. The Company cannot predict what the Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile.

     NATURAL GAS PRODUCTION. The Company's total natural gas production during the third quarter of 1998 averaged 148.9 million cubic feet ("MMcf") per day, a decrease of approximately 32% from an average of 220.3 MMcf per day that the Company produced during the third quarter of 1997. The Company's total natural gas production during the first nine months of 1998 averaged 177.6 MMcf per day, a decrease of approximately 11% from an average of 199.1 MMcf per day that the Company produced during the first nine months of 1997.

     DOMESTIC PRODUCTION. The Company's domestic natural gas production during the third quarter of 1998 averaged 113.6 MMcf per day, a decrease of approximately 37% from an average of 180.9 MMcf per day that the Company produced during the third quarter of 1997. The decrease in the Company's natural gas production during the third quarter of 1998, compared to the third quarter of 1997, was related in large measure to decreased production from the Company's Gulf of Mexico properties, in particular its East Cameron Block 334 "E" platform, together with three periods in the third quarter of 1998 during which most of the Company's offshore production was shut-in as a precautionary measure due to hurricanes in the Gulf of Mexico. The decrease in production was partially offset by increased production from the Company's onshore properties
located in South Texas and South Louisiana.   The Company's domestic natural gas
production during the first nine months of 1998 averaged 138.7 MMcf per day, a decrease of approximately 17% from an average of 167 MMcf per day that the Company produced during the first nine

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


months of 1997. The decrease in the Company's natural gas production during the first nine months of 1998, compared to the first nine months of 1997, was related in large measure to decreased production from the Company's Gulf of Mexico properties, in particular the Company's East Cameron Block 334 "E" platform, as well as the previously discussed weather related downtime, that was not entirely offset by increased production from the Company's onshore properties located in South Texas and South Louisiana. As of November 1, 1998, the Company was not a party to any future natural gas sales contracts.

     THAILAND PRODUCTION. During the third quarter of 1998, the Company's share of natural gas production from the Tantawan Field averaged approximately 35.3 MMcf per day, a decrease of approximately 10% from an average of 39.3 MMcf per day that the Company produced during the third quarter of 1997. The decrease in the Company's average daily natural gas production from the Tantawan Field during the third quarter of 1998, compared to the third quarter of 1997, is primarily related to declining production from existing wells, the need to shut-in existing wells while drilling additional wells from the same platform, and the decision to emphasize oil and condensate production from the Tantawan Field. As a result of these factors, commencing on October 1, 1998, the Company and its joint venture partners are currently delivering less natural gas than is being nominated by the Petroleum Authority of Thailand ("PTT") under the natural gas contract governing the Tantawan Field. This could result in the Company receiving only 75% of the current contract price on a portion of its future natural gas sales to PTT. The Company is taking actions that it currently believes will minimize the penalty that it will incur on future gas sales to PTT by, among other things, increasing production from the Tantawan Field. The Company's share of natural gas production from the Tantawan Field during the first nine months of 1998 averaged 38.9 MMcf per day, an increase of approximately 21% from an average of 32.1 MMcf per day that the Company produced during the first nine months of 1997. The increase in the Company's average daily natural gas production from the Tantawan Field during the first nine months of 1998, compared to the first nine months of 1997, reflects the fact that production from the Tantawan Field did not commence until early in February 1997 and did not achieve sustained commercial production rates until March 15, 1997.

     CRUDE OIL AND CONDENSATE PRICES. Prices received by the Company for its crude oil and condensate production during the third quarter of 1998 averaged $12.72 per barrel, a decrease of approximately 32% from an average price of $18.57 per barrel that the Company received during the third quarter of 1997. Prices that the Company received for its crude oil and condensate production during the first nine months of 1998 averaged $13.48 per barrel, a decrease of approximately 31% from an average price of $19.60 per barrel that the Company received during the first nine months of 1997.

     DOMESTIC PRICES. Prices received by the Company for its domestic crude oil and condensate production during the third quarter of 1998 averaged $12.65 per barrel, a decrease of approximately 31% from an average price of $18.40 per barrel that the Company received during the third quarter of 1997. Prices that the Company received for its domestic crude oil and

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


condensate production during the first nine months of 1998 averaged $13.44 per barrel, a decrease of approximately 32% from an average price of $19.69 per barrel that the Company received during the first nine months of 1997.

     THAILAND PRICES. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored in a Floating Production, Storage and Offloading System (the "FPSO") until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. The price that the Company recorded for its crude oil and condensate production stored on the FPSO for the third quarter of 1998 was $13.08 per barrel, a decrease of approximately 34% from the price of $19.83 per barrel that was recorded for the third quarter of 1997. The price that the Company recorded for its crude oil and condensate production stored on the FPSO for the first nine months of 1998 was $13.72 per barrel, a decrease of approximately 27% from the price of $18.84 per barrel that was recorded for the first nine months of 1997. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, which are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

     CRUDE OIL AND CONDENSATE PRODUCTION. The Company's total crude oil and condensate production during the third quarter of 1998 averaged 16,744 barrels per day, a decline of approximately 12% from an average of 19,070 barrels per day during the third quarter of 1997. The Company's total crude oil and condensate production during the first nine months of 1998 averaged 17,664 barrels per day, a slight increase from an average of 17,621 barrels per day during the first nine months of 1997.

     DOMESTIC PRODUCTION.   The Company's domestic crude oil and condensate
production during the third quarter of 1998 averaged 14,141 barrels per day, a decrease of approximately 16% from an average of 16,761 barrels per day during the third quarter of 1997. The Company's domestic crude oil and condensate production during the first nine months of 1998 averaged 14,890 barrels per day, a decrease of approximately 5% from an average of 15,689 barrels per day during the first nine months of 1997. The decrease in the Company's domestic crude oil and condensate production during the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from a decrease in condensate production from the Company's East Cameron Block 334 "E" platform, which was in part due to damage sustained in a marine accident at the crude oil and condensate pipeline from the platform, that was only partially offset by increased production from the Company's ongoing development drilling and workover programs in the offshore and onshore Gulf of Mexico regions. As of November 1, 1998, the Company was not a party to any crude oil swaps or futures contracts.

     THAILAND PRODUCTION.   During the third quarter of 1998, the Company's
share of crude oil and condensate production from the Tantawan Field averaged 2,598 barrels per day, an increase of approximately 13% from an average of 2,304 barrels per day during the third quarter of 1997.

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


The increase in the Company's crude oil and condensate production from the Tantawan Field during the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from the Company's efforts to emphasize oil production from the field. The Company's share of crude oil and condensate production from the Tantawan Field during the first nine months of 1998 averaged 2,773 barrels per day, an increase of approximately 44% from an average of 1,930 barrels per day during the first nine months of 1997. The increase in the Company's average daily crude oil and condensate production from the Tantawan Field during the first nine months of 1998, compared to the first nine months of 1997, primarily reflects the fact that production from the Tantawan Field did not commence until early in February 1997 and did not achieve sustained commercial production rates until March 15, 1997.

     NGL PRODUCTION AND "OTHER" NET REVENUE ITEMS. The Company's oil and gas revenues, and its total liquid hydrocarbon production volumes, reflect the production and sale of NGL by the Company. In addition, the Company's oil and gas revenues for the third quarter and first nine months of 1998 and 1997 also reflect adjustments for various miscellaneous items. The Company's NGL and "other" net revenues for the third quarter and first nine months of 1998 decreased $3,115,000 and $3,597,000, from the third quarter and first nine months of 1997, respectively. The decrease in the Company's NGL and "other" net revenues for the third quarter of 1998, compared to the third quarter of 1997, resulted from a decrease in the Company's NGL production from its domestic offshore properties due, in part, to the Company's recent decision not to remove NGL from a portion of its domestic natural gas production because it has not been economically advantageous to do so. This decision is reviewed by the Company on an ongoing basis and is largely dependent on the relationship between current natural gas and NGL prices and the cost of processing natural gas to separate NGL. In addition, the decline is also attributable to a decrease in the average price that the Company received for its NGL production volumes. The decrease in the Company's NGL and "other" net revenues for the first nine months of 1998, compared to the first nine months of 1997, was related to both a decrease in NGL production volumes from the Company's domestic offshore properties and a decrease in the price that the Company received for its NGL production volumes.

     TOTAL LIQUID HYDROCARBON PRODUCTION. The Company's average liquid hydrocarbon production during the third quarter of 1998 was 18,831 barrels per day, a decrease of approximately 20% from an average liquid hydrocarbon production of 23,456 barrels per day during the third quarter of 1997. The Company's average liquid hydrocarbon production during the first nine months of 1998 was 20,432 barrels per day, a decrease of approximately 3% from an average liquid hydrocarbon production of 21,046 barrels per day during the first nine months of 1997.

     PIPELINE SALES REVENUES

     The Company's pipeline sales revenues for the third quarter of 1998 were $1,848,000, an increase of approximately 27% compared to pipeline sales revenues of $1,451,000 for the third

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


quarter of 1997. The increase in the Company's pipeline sales revenues for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from an increase in revenues from the marketing of natural gas transported through Company's natural gas pipelines, together with related transportation fees for such natural gas. The Company's pipeline sales revenues for the first nine months of 1998 were $4,226,000, a decrease of approximately 91% compared to pipeline sales revenues of $49,598,000 for the first nine months of 1997. The decrease in the Company's pipeline sales revenues for the first nine months of 1998, compared to the first nine months of 1997, resulted primarily from the sale of Arch's interest in the Onyx pipeline system effective as of June 30, 1997, which contributed $45,097,000 to pipeline sales revenues for the first nine months of 1997.

OPERATING COSTS AND EXPENSES

     LEASE OPERATING EXPENSES

     Company-wide lease operating expenses for the third quarter of 1998 were $19,214,000, an increase of approximately 2% from lease operating expenses of $18,881,000 for the third quarter of 1997. Company-wide lease operating expenses for the first nine months of 1998 were $56,894,000, an increase of approximately 11% from lease operating expenses of $51,358,000 for the first nine months of 1997. A discussion of lease operating expenses attributable to the Company's operations in Canada are included in the Company's domestic lease operating expenses. The information is not presented separately because the Company does not believe that such information is material to an understanding of the Company's results of operations for the periods presented due to the relatively small portion of the Company's lease operating expenses which were attributable to such operations during the applicable periods.

     DOMESTIC LEASE OPERATING EXPENSES. The Company's domestic lease operating expenses for the third quarter of 1998 were $13,125,000, an increase of approximately 2% from domestic lease operating expenses of $12,856,000 for the third quarter of 1997. The increase in domestic lease operating expenses for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from increased expenses on certain properties acquired in the merger with Arch, which were partially offset by a cost savings program instituted by the Company, including the sale of certain non-strategic properties with high operating costs and entering into cost sharing arrangements with its industry partners in the offshore Gulf of Mexico. The Company's domestic lease operating expenses for the first nine months of 1998 were $40,497,000, an increase of approximately 7% from domestic lease operating expenses of $38,044,000 for the first nine months of 1997. The increase in domestic lease operating expenses for the first nine months of 1998, compared to the first nine months of 1997, were affected by a non-recurring maintenance project on the Company's East Cameron 334 "E" platform during the first quarter of 1998. In addition, lease operating expenses for the first nine months of 1997 were reduced by a $954,000 refund in connection with the Company's audit of

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

a joint venture partner, for which no corresponding refund of a similar magnitude was obtained in the first nine months of 1998.

     THAILAND LEASE OPERATING EXPENSES. The Company's lease operating expenses in the Kingdom of Thailand for the third quarter of 1998 were $6,089,000, an increase of approximately 1% from lease operating expenses of $6,025,000 for the third quarter of 1997. The increase in lease operating expenses in the Kingdom of Thailand for the third quarter of 1998, compared to the third quarter of 1997, was primarily related to increased production related activity, including the addition of two production platforms, which was almost entirely offset by cost savings resulting from recently instituted cost control efforts. The Company's lease operating expenses in the Kingdom of Thailand for the first nine months of 1998 were $15,947,000, an increase of approximately 20% from lease operating expenses of $13,314,000 for the first nine months of 1997. The increase in lease operating expenses in the Kingdom of Thailand for the first nine months of 1998, compared to the first nine months of 1997, was primarily related to the fact that prior to the commencement of production in the Tantawan Field on February 1, 1997, no lease operating expenses were incurred by the Company in Thailand. Consequently, the Company does not believe that a comparison of lease operating expenses in the Kingdom of Thailand between the first nine months of 1998 and the first nine months of 1997 is meaningful. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO, which amounted to $2,803,000 (net to the Company's interest) during the third quarters of 1998 and 1997, and $8,318,000 and $7,404,000 (net to the Company's interest) for the first nine months of 1998 and 1997, respectively.

     NATURAL GAS PURCHASES AND PIPELINE OPERATIONS

     Natural gas purchases and pipeline operations expenses for the third quarter of 1998 were $1,483,000, an increase of approximately 11% from natural gas purchases and pipeline operations expenses of $1,335,000 for the third quarter of 1997. The increase in natural gas purchases and pipeline operations expenses for the third quarter of 1998, compared with the third quarter of 1997, was primarily related to an increase in natural gas purchases by the Company for transportation through the Company's pipeline systems and ultimate resale to third parties. Natural gas purchases and pipeline operations expenses for the first nine months of 1998 were $3,853,000, a decrease of approximately 92% from natural gas purchases and pipeline operations expenses of $47,542,000 for the
first nine months of 1997.   The decrease in natural gas purchases and pipeline
operations expenses for the first nine months of 1998, compared with the first nine months of 1997, was primarily related to the sale by Arch of its interest in the Onyx pipeline system, effective June 30, 1997, and the corresponding elimination of the requirement to purchase natural gas for transport on that system and resale, which was only partially offset by increased purchases of natural gas for transportation on other Company pipeline systems and ultimate resale.

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the third quarter of 1998 were $10,281,000, an increase of approximately 73% from general and administrative expenses of $5,947,000 for the third quarter of 1997. General and administrative expenses for the first nine months of 1998 were $24,245,000, an increase of approximately 24% from general and administrative expenses of $19,571,000 for the first nine months of 1997. The increase in general and administrative expenses for the third quarter and first nine months of 1998, compared with the third quarter and first nine months of 1997, was primarily related to a number of non-recurring expenses arising in connection with Arch's merger with the Company totaling approximately $2,969,000, that included severance payments to former officers and employees of Arch, as well as investment banker, accounting and legal fees and expenses incurred by Arch and legal and accounting fees incurred by the Company, each in contemplation of the merger. In addition, the increase in general and administrative expense was attributable, in part, to an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

     EXPLORATION EXPENSES

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and geological and geophysical costs which are expensed as incurred. Exploration expenses for the third quarter of 1998 were $1,472,000, a decrease of approximately 25% from exploration expenses of $1,961,000 for the third quarter of 1997. Exploration expenses for the first nine months of 1998 were $7,450,000, a decrease of approximately 8% from exploration expenses of $8,116,000 for the first nine months of 1997. The decreases in exploration expenses for the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from decreased geophysical activity in the Gulf of Mexico and West Texas, and a decrease in delay rental payments, that were partially offset, during the comparable nine month periods, by increased geophysical activity by the Company in East Texas, South Louisiana and in the Gulf of Thailand.

     DRY HOLE AND IMPAIRMENT EXPENSES

     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the third quarter of 1998 were $5,128,000, an increase of approximately 107% from dry hole and impairment expenses of $2,477,000 for the third quarter of 1997. The Company's dry hole and impairment expenses for the first nine months of 1998 were $7,906,000, an increase of approximately 6% from dry hole and impairment expenses of $7,484,000 for the first nine months of 1997.

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

     The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States. The Company's DD&A expense for the third quarter of 1998 was $25,162,000, a decrease of approximately 19% from DD&A expense of $30,931,000 for the third quarter of 1997. The decrease in DD&A expense for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from decreased production of oil and natural gas from the Company's properties that was only partially offset by an increase in the Company's composite DD&A rate. The Company's DD&A expense for the first nine months of 1998 was $87,360,000, an increase of approximately 8% from DD&A expense of $81,195,000 for the first nine months of 1997. The increases in DD&A expense for the first nine months of 1998, compared to the first nine months of 1997, resulted primarily from an increase in the Company's composite DD&A rate that was only partially offset by a decrease in production of oil and natural gas.

     The composite DD&A rate for all of the Company's producing fields for the third quarter of 1998 was $1.02 per equivalent Mcf ($6.13 per equivalent barrel), an increase of approximately 12% from a composite DD&A rate of $0.91 per equivalent Mcf ($5.44 per equivalent barrel) for the third quarter of 1997. The composite DD&A rate for all of the Company's producing fields for the first nine months of 1998 was $1.05 per equivalent Mcf ($6.29 per equivalent barrel), an increase of approximately 18% from a composite DD&A rate of $0.89 per equivalent Mcf ($5.36 per equivalent barrel) for the first nine months of 1997. The increase in the composite DD&A rate for all of the Company's producing fields for the third quarter and the first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. The

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


Company produced 24,090,000 equivalent Mcf (4,015,000 equivalent barrels) during the third quarter of 1998, a decrease of approximately 27% from the 33,214,000 equivalent Mcf (5,536,000 equivalent barrels) produced by the Company during the third quarter of 1997. The Company produced 81,954,000 equivalent Mcf (13,659,000 equivalent barrels) during the first nine months of 1998, a decrease of approximately 8% from the 88,919,000 equivalent Mcf (14,820,000 equivalent barrels) produced by the Company during the first nine months of 1997.

INTEREST

     INTEREST CHARGES

     The Company incurred interest charges for the third quarter of 1998 of $7,747,000, an increase of approximately 16% from interest charges of $6,674,000 for the third quarter of 1997. Interest charges incurred by the Company for the first nine months of 1998 were $21,303,000, an increase of approximately 17% from interest charges of $18,136,000 for the first nine months of 1997. The increase in interest charges for the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from an increase in the average interest rate charged on the Company's outstanding debt. In addition, the increase in interest charges is partially attributable to a non-recurring charge of $632,000 that was incurred in the third quarter of 1998 related to the extinguishment of Arch's convertible debt
in connection with the merger.   As of November 1, 1998, the Company was not a
party to any interest rate swap agreements.

     CAPITALIZED INTEREST

     Capitalized interest expense for the third quarter of 1998 was $2,476,000, an increase of approximately 197% from capitalized interest expense of $833,000 for the third quarter of 1997. The increase in capitalized interest for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the third quarter of 1998 ($141,259,000), compared to the third quarter of 1997 ($47,135,000), and from an increase in the computed rate that the Company uses to apply to such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense during the latter half of 1997 and the first nine months of 1998 resulted from capitalization of interest related to such capital expenditures for the development of the Benchamas Field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico. Capitalized interest expense for the first nine months of 1998 was $6,540,000, an increase of approximately 89% from capitalized interest expense of $3,463,000 for the first nine months of 1997. The increase in capitalized interest for the first nine months of 1998, compared to the first nine months of 1997, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the first nine months of 1998 ($122,414,000), compared to the first nine months of 1997

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


($73,086,000), and from an increase in the computed rate that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest.

FOREIGN CURRENCY TRANSACTION GAIN (Loss)

     The Company experienced foreign currency transaction gains of $608,000 during the third quarter and $801,000 during the first nine months of 1998, compared to foreign currency transaction losses of $6,567,000 during the third quarter and $6,609,000 during the first nine months of 1997. The foreign currency transaction gains and losses each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the respective periods and, to a lesser extent, the fluctuation of the Canadian dollar against the U.S. dollar. In early July
1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. This led to a substantial decline in value of the Thai Baht compared to the U.S. dollar, resulting in the foreign currency transaction losses during the 1997 periods presented. During the 1998 periods presented, the value of the Thai Baht has generally strengthened against the U.S. dollar, resulting in corresponding foreign currency transaction gains. However, the Company cannot predict what the Thai Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of November 1, 1998, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

INCOME TAX BENEFIT (EXPENSE)

     The Company experienced an income tax benefit for the third quarter of 1998 of $8,155,000, compared to income tax expense of $5,435,000 for the third quarter of 1997. The Company experienced an income tax benefit for the first nine months of 1998 of $11,592,000, compared to income tax expense of $17,608,000 for the first nine months of 1997. The income tax benefit for the third quarter and first nine months of 1998, compared to the income tax expense for the third quarter and first nine months of 1997, resulted primarily from a pre-tax loss resulting from substantially lower revenues in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand and Canada.

LIQUIDITY AND CAPITAL RESOURCES  --

CASH FLOWS

     The Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1998, reflects net cash provided by operating activities of $73,308,000. In addition to net cash provided by operating activities, the Company received net proceeds of

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


$998,000 from the exercise of stock options, $350,000 from the sale of certain non-strategic properties and a net $237,000 in miscellaneous other income, and had net borrowings of $89,854,000 under its revolving credit agreement and other senior debt facilities.

     During the first nine months of 1998, the Company invested $148,929,000 of such cash flow in capital projects, retired a production payment obligation for $13,317,000, spent $2,961,000 to purchase proved reserves, paid $3,327,000 ($0.03 per share for each of the first three quarters of 1998) in cash dividends to holders of the Company's common stock and paid $1,324,000 in cash dividends to holders of Arch's preferred stock. Of the $148,929,000 invested in capital projects, $89,714,000 was applicable to 1997 capital projects and $59,215,000 was applicable to 1998 capital projects. As of September 30, 1998, the Company's cash and cash investments were $17,422,000 and its long-term debt stood at $381,854,000.

FUTURE CAPITAL REQUIREMENTS

     The Company's capital and exploration budget for 1998, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $230,000,000. All or a substantial portion of the Company's 1998 capital and exploration budget which has not been spent has been committed, and the Company currently believes that it will be spent during the fourth quarter of 1998 or during the first six months of 1999. In addition to anticipated capital and exploration expenses, other material 1998 cash requirements that the Company currently anticipates include ongoing operating, general and administrative, interest expense and the payment of dividends on its common stock, including a $.03 per share dividend on its common stock to be paid on November 27, 1998 to stockholders of record as of November 13, 1998. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities, funds available under its revolving credit facility and uncommitted lines of credit with banks and amounts that the Company currently believes that it can raise from external sources will be sufficient to fund the Company's ongoing expenses, its 1998 capital and exploration budget, any currently anticipated costs associated with the Company's Thailand projects during 1998, and anticipated future dividend payments. The declaration of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

YEAR 2000 ISSUE

     Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive data, were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the year 2000. The Company is addressing this issue through a process that entails evaluation of the Company's critical software and, to the extent possible, its

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


hardware and equipment to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

     The Company has substantially completed an inventory of its systems and equipment including computer systems and business applications. Based upon this review, the Company currently believes that all of its critical software and computer hardware systems are either Year 2000 compliant or will be within the next six months. The Company continues to inventory its equipment and facilities to determine if they contain embedded date-sensitive technology. If problems are discovered, remediation, replacement or alternative procedures for non-compliant equipment and facilities will be undertaken on a business priority basis. This process will continue and, depending upon the equipment and facilities, is scheduled for completion during the first three quarters of 1999. As of September 30, 1998, the Company had incurred approximately $50,000 in expenses related to its Year 2000 compliance efforts. These costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment may be more efficient, particularly where additional functionality is available. These replacements may be capitalized and therefore would reduce the estimated 1998 and 1999 expenses associated with the Year 2000 issue. The Company currently expects total out-of-pocket costs to become Year 2000 compliant to be less than $1,000,000. The Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

     The foregoing timetable and assessment of costs to become Year 2000 compliant reflect management's current best estimates. These estimates are based on many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems, equipment and facilities. Based upon its activities to date, the Company does not currently believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture partners, financial institutions, customers and governments do not become Year 2000 compliant on a timely basis. The Company is contacting many of these third parties to determine whether they will be able to resolve in a timely fashion their Year 2000 issues as they may affect the Company.

     In the event that the Company is unable to complete the remediation or replacement of its critical systems, facilities and equipment, establish alternative procedures in a timely manner, or if those with whom the Company conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on the Company's liquidity and results of operations. At this time, the potential effect in the event the Company and/or third parties are unable to timely resolve their Year 2000 problems is not determinable; however, the Company currently believes that it will be able to resolve its own Year 2000 issues in a timely manner.

                      POGO PRODUCING COMPANY AND SUBSIDIARIES

                             PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security-Holders

          A special meeting of the stockholders of Arch Petroleum Inc. ("Arch") was held in Ft. Worth, Texas on August 14, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Of a total of 24,594,534 shares of Arch Common Stock outstanding and entitled to vote (including shares of Arch preferred stock on an "as converted basis"), 18,577,341 were present at the meeting in person or by proxy, representing approximately 75.5% of the outstanding Arch Common Stock. In addition, holders of all 727,273 shares of Arch preferred stock that were outstanding and entitled to vote as a separate class on the merger were present at the meeting in person or by proxy.

          At the meeting, Arch stockholders approved the proposal to approve and adopt the Agreement and Plan of Merger, dated as of May 28, 1998, pursuant to which Arch would, upon consummation of the merger described therein, be the survivor and become a wholly-owned subsidiary of Pogo Producing Company. The vote tabulation (including shares of Arch's convertible preferred stock on an "as converted basis") with respect to the proposal was 18,262,906 shares of Arch common stock for, 261,948 shares against, 52,487 abstentions and zero broker non-votes. In addition, all 727,273 shares of Arch preferred stock, voting separately as a class, were voted in favor of the proposal. The merger was consummated on August 17, 1998, following the special meeting of Arch stockholders.

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


                                       Pogo Producing Company
                                            [Registrant]



                                             /s/ THOMAS E. HART
                                       -------------------------------
                                               Thomas E. Hart
                                        Vice President and Controller


                                            /s/ JOHN W. ELSENHANS
                                       -------------------------------
                                              John W. Elsenhans
                                              Vice President and
                                            Chief Financial Officer




Date: November 13, 1998