Form 10-Q/A
period 1998-09-30
POGO PRODUCING CO
filed 1998-12-24
CIK 230463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


/X/ Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

     For the quarterly period ended _________ September 30, 1998 _________ or


/ / Transition report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

     For the transition period from . . . . . . to . . . . . .

     Commission file number 1-7792



                             POGO PRODUCING COMPANY
            [ Exact Name of Registrant as Specified in Its Charter ]



                DELAWARE                                     74-1659398
    [State or Other Jurisdiction of                       [I.R.S. Employer
     Incorporation or Organization]                      Identification No.]


      5 GREENWAY PLAZA, SUITE 2700
             HOUSTON, TEXAS                                   77046-0504
[Address of principal executive offices]                      [Zip Code]

                                    [713] 297-5000
--------------------------------------------------------------------------------
              [Registrant's Telephone Number, Including Area Code]



     Not Applicable [Former Name, Former Address and Former Fiscal Year, if
--------------------------------------------------------------------------------
                           Changed Since Last Report]




     Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15 [d] of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirement for the past 90 days: Yes X No . . .


Registrant's number of common shares outstanding as
 of December 22, 1998:                                             40,133,811

                          PART I. FINANCIAL INFORMATION

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                   -----------------------     ------------------------
                                                      1998         1997            1998        1997
                                                   ---------     ---------     ----------   -----------
                                                    (Expressed in thousands, except per share amounts)
REVENUES:
     Oil and gas                                   $  45,287     $  77,017     $  158,836   $   212,639
     Pipeline and other                                1,055           301            842         1,274
     Gains (losses) on sales                            (163)         (141)          (106)        1,318
                                                   ---------     ---------     ----------   -----------
          Total                                       46,179        77,177        159,572       215,231
                                                   ---------     ---------     ----------   -----------
OPERATING COSTS AND EXPENSES:
     Lease operating                                  18,612        16,628         51,196        45,116
     General and administrative                        8,556         4,789         19,843        15,746
     Exploration                                       1,426         1,870          7,260         7,823
     Dry hole and impairment                           5,128         1,919          7,906         6,926
     Depreciation, depletion and amortization         24,921        29,112         83,739        75,989
                                                   ---------     ---------     ----------   -----------
          Total                                       58,643        54,318        169,944       151,600
                                                   ---------     ---------     ----------   -----------
OPERATING INCOME (LOSS)                              (12,464)       22,859        (10,372)       63,631
                                                   ---------     ---------     ----------   -----------

INTEREST:
     Charges                                          (6,236)       (5,940)       (17,513)      (15,771)
     Income                                              284           142            534           271
     Capitalized                                       2,476           833          6,540         3,463
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                 760        (6,522)           953        (6,522)
                                                   ---------     ---------     ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                    (15,180)       11,372        (19,858)       45,072

INCOME TAX BENEFIT (EXPENSE)                           6,858        (3,986)         9,052       (15,694)
                                                   ---------     ---------     ----------   -----------
NET INCOME (LOSS)                                     (8,322)        7,386        (10,806)       29,378
                                                   ---------     ---------     ----------   -----------
                                                   ---------     ---------     ----------   -----------
EARNINGS (LOSS) PER COMMON SHARE
          Basic                                    $   (0.22)    $    0.22     $    (0.29)  $      0.88
                                                   ---------     ---------     ----------   -----------
                                                   ---------     ---------     ----------   -----------
          Diluted                                  $   (0.22)    $    0.21     $    (0.29)  $      0.83
                                                   ---------     ---------     ----------   -----------
                                                   ---------     ---------     ----------   -----------
DIVIDENDS PER COMMON SHARE                         $    0.03     $    0.03     $     0.09   $      0.09
                                                   ---------     ---------     ----------   -----------
                                                   ---------     ---------     ----------   -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND POTENTIAL COMMON SHARES OUTSTANDING:
          Basic                                       38,781        33,403         37,171        33,374
          Diluted                                     38,781        38,091         37,171        38,064


          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)

                                                                 September 30,   December 31,
                                                                    1998             1997
                                                                 ------------    ------------
                                                                   (Expressed in thousands
                                                                    except share amounts)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash investments                                      $    17,422     $    19,646
  Accounts receivable                                                 23,428          39,540
  Other receivables                                                   33,237          46,951
  Inventory - Product                                                  3,511             713
  Inventories - Tubulars                                               7,121           8,334
  Other                                                                3,429           4,087
                                                                 -----------     -----------
    Total current assets                                              88,148         119,271
                                                                 -----------     -----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of successful efforts accounting
    Proved properties being amortized                              1,468,907       1,321,817
    Unevaluated properties and properties
      under development, not being amortized                         170,271         110,231
  Pipelines, at cost                                                   6,242           1,346
  Other, at cost                                                      11,516          11,273
                                                                 -----------     -----------
    Total property and equipment                                   1,656,936       1,444,667
                                                                 -----------     -----------
  Less--accumulated depreciation, depletion and amortization
    Oil and gas                                                      956,873         911,359
    Pipelines                                                          1,179           1,103
    Other                                                              5,175           4,901
                                                                 -----------     -----------
    Total accumulated depreciation, depletion and amortization       963,227         917,363
                                                                 -----------     -----------
    Net property and equipment                                       693,709         527,304
                                                                 -----------     -----------
DEBT ISSUE EXPENSES                                                    5,251           7,200
OTHER                                                                 36,242          22,842
                                                                 -----------     -----------
                                                                 $   823,350     $   676,617
                                                                 -----------     -----------
                                                                 -----------     -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - operating activities                        $    11,467     $    13,639
  Accounts payable - investing activities                             50,270          90,833
  Accrued interest payable                                             6,304           3,130
  Accrued payroll and related benefits                                 3,071           1,938
  Other                                                                -                 632
                                                                 -----------     -----------
    Total current liabilities                                         71,112         110,172
LONG-TERM DEBT                                                       381,854         348,179
DEFERRED FEDERAL INCOME TAX                                           68,721          57,502
DEFERRED CREDITS                                                      17,839          14,658
                                                                 -----------     -----------
    Total liabilities                                                539,526         530,511
                                                                 -----------     -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par; 2,000,000 shares authorized                 -               -
  Common stock, $1 par; 100,000,000 shares authorized,
    40,119,250 and 33,552,702 shares issued, respectively             40,119          33,553
  Additional capital                                                 290,133         144,848
  Retained earnings (deficit)                                        (46,104)        (31,971)
  Treasury stock and other, at cost                                     (324)           (324)
                                                                 -----------     -----------
    Total shareholders' equity                                       283,824         146,106
                                                                 -----------     -----------
                                                                 $   823,350     $   676,617
                                                                 -----------     -----------
                                                                 -----------     -----------

          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                               1998             1997
                                                           -----------      -----------
                                                             (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                             $   177,750      $   197,367
  Operating, exploration, and general
    and administrative expenses paid                           (88,263)         (64,549)
  Interest paid                                                (15,974)         (12,309)
  Federal income taxes received                                  -                7,037
  Federal income taxes paid                                      -              (13,500)
  Other                                                         (3,047)          (1,064)
                                                           -----------      -----------
      Net cash provided by operating activities                 70,466          112,982
                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (135,964)        (163,203)
  Purchase of reserves                                          (2,961)         (28,617)
  Proceeds from the sale of properties                             350              100
                                                           -----------      -----------
      Net cash used in investing activities                   (138,575)        (191,720)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of new debt                             -              100,000
  Borrowings under senior debt agreements                      340,854          408,000
  Payments under senior debt agreements                       (257,500)        (414,000)
  Payments of production payment                               (15,246)           -
  Payments of cash dividends on common stock                    (3,327)          (3,004)
  Payment of debt issue expenses                                 -               (3,144)
  Proceeds from exercise of stock options                          998            3,800
  Other                                                           (621)           -
                                                           -----------      -----------
      Net cash provided by financing activities                 65,158           91,652
                                                           -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            727           (3,524)
                                                           -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS            (2,224)           9,390
CASH AND CASH INVESTMENTS AT THE BEGINNING OF THE YEAR          19,646            3,054
                                                           -----------      -----------
CASH AND CASH INVESTMENTS AT THE END OF THE PERIOD         $    17,422      $    12,444
                                                           -----------      -----------
                                                           -----------      -----------
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                        $   (10,806)     $    29,378
    Adjustments to reconcile net income to
      net cash provided by operating activities -
      Foreign currency transaction (gain) loss                    (953)           6,522
      (Gains) losses  from the sales of properties                 106           (1,318)
      Depreciation, depletion and amortization                  83,739           75,989
      Dry hole and impairment                                    7,906            6,926
      Interest capitalized                                      (6,540)          (3,463)
      Deferred federal income taxes                             (9,389)           9,719
      Change in operating assets and liabilities                 6,403          (10,771)
                                                           -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $    70,466      $   112,982
                                                           -----------      -----------
                                                           -----------      -----------

          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity (Unaudited)

                                                            Nine Months Ended September 30,
                                                  ------------------------------------------------------
                                                            1998                        1997
                                                  -------------------------    -------------------------
                                                     Shares       Amount         Shares        Amount
                                                  ----------    -----------    ----------    -----------
                                                     (Expressed in thousands, except share amounts)
COMMON STOCK:
  $1.00 par-100,000,000 shares authorized
  Balance at beginning of year                    33,552,702         33,553    33,321,381         33,321
  Conversion of 2004 Notes                         3,879,726          3,880         1,396              1
  Issued for common stock of
    acquired company                               1,665,491          1,665         -              -
  Issued for exchangeable convertible
    preferred stock of acquired company              699,273            699         -              -
  Issued for convertible debt of
    acquired company                                 174,818            175         -              -
  Stock options exercised                            147,240            147       220,652            222
                                                  ----------    -----------    ----------    -----------
  Issued at end of period                         40,119,250         40,119    33,543,429         33,544
                                                  ----------    -----------    ----------    -----------
ADDITIONAL CAPITAL:
  Balance at beginning of year                                      144,848                      139,337
  Conversion of 2004 Notes                                           80,712                           30
  Issued for common stock of
    acquired company                                                 38,818                        -
  Issued for exchangeable convertible
    preferred stock of acquired company                              19,301                        -
  Issued for convertible debt of
    acquired company                                                  4,825                        -
  Cancellation of treasury shares                                      (206)                       -
  Stock options exercised                                             1,835                        5,320
                                                                -----------                  -----------
  Balance at end of period                                          290,133                      144,687
                                                                -----------                  -----------
RETAINED EARNINGS (DEFICIT):
  Balance at beginning of year                                      (31,971)                     (65,075)
  Net income (loss)                                                 (10,806)                      29,378
  Dividends ($0.09 per common share)                                 (3,327)                      (3,004)
                                                                -----------                  -----------
  Balance at end of period                                          (46,104)                     (38,701)
                                                                -----------                  -----------
TREASURY STOCK AND OTHER:

  Balance at beginning of year, as restated          (15,575)          (324)      (15,575)          (301)
  Acquisition of treasury shares
    of acquired company                               (9,615)          (206)        -              -
  Cancellation of treasury shares
    of acquired company                                9,615            206         -              -
  Change in cumulative foreign
    currency translation loss and other                -              -             -                (23)
                                                  ----------    -----------    ----------    -----------
  Balance at end of period                           (15,575)          (324)      (15,575)          (324)
                                                  ----------    -----------    ----------    -----------
COMMON STOCK OUTSTANDING,
  AT THE END OF THE PERIOD                        40,103,675                   33,527,854
                                                  ----------                   ----------
                                                  ----------                   ----------
TOTAL SHAREHOLDERS' EQUITY                                      $   283,824                  $   139,206
                                                                -----------                  -----------
                                                                -----------                  -----------

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

(2)  ACQUISITION -

     In August 1998, a wholly owned subsidiary of the Company merged with Arch Petroleum Inc. ("Arch") in a tax-free, stock for stock transaction through which Arch became a wholly owned subsidiary of the Company. The merger was initially accounted for as a pooling of interests which requires the financial results for all periods prior to the merger to be combined and restated as if the Company and Arch had always been combined. Consequently, the Company restated its consolidated financial statements for periods prior to the merger, including the third quarter and first nine months of 1997 and 1998, to reflect the combined results of both the Company and Arch. A report on Form 10-Q for the periods ended September 30, 1998 was filed on that basis. The Company has recently concluded that, as a result of the current environment of low crude oil and natural gas prices, the Company must maintain maximum flexibility to address its cash flow needs, including the option of selling certain of the Company's assets. Under the current application of accounting principles, such transactions would preclude the pooling of interest method of accounting and require that the Company account for the merger using the purchase method of accounting.

     The Company is filing this amended report on Form 10-Q for the periods ended September 30, 1998 to restate that report to reflect the change from the pooling method of accounting to the purchase method of accounting. The merger agreement provides for a fixed exchange ratio of one share of the Company's common stock for each 10.4 shares of Arch common stock. In addition, holders of Arch preferred stock received one share of the Company's common stock for each 1.04 shares of Arch preferred stock held. As a result,
2.5 million shares of the Company's common stock (valued at approximately $64.8 million) were issued in exchange for Arch preferred and common stock and its convertible debt. The value of the 2.5 million shares of the Company's common stock in excess of the book value of the net assets acquired (approximately $52.9 million) has been allocated to oil and gas properties and is being amortized using the units of production method over the life of the oil and gas reserves acquired. Expenses related to the acquisition of approximately $2.3 million ($1.5 million after taxes) have been expensed in the quarter just ended. Under the purchase method of accounting for the acquisition, the Arch results of operations are included in the consolidated results of operations from August 17, 1998, the date of acquisition, through September 30, 1998.

     The following summary presents unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period presented. The pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

                                                 Nine Months Ended
                                                   September 30,                    Year Ended
                                        ----------------------------------         December 31,
                                            1998                  1997                  1997
                                        ------------          ------------         ------------
     Revenues                           $    174,684          $    287,318         $    366,803
     Net income (loss)                  $    (16,077)         $     30,820         $     36,691
     Earnings (loss) per share:
          Basic                         $      (0.41)         $       0.86         $       1.02
          Diluted                       $      (0.41)         $       0.82         $       0.98

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(3)  LONG-TERM DEBT -

     Long-term debt and the amount due within one year at September 30, 1998 and December 31, 1997, consists of the following (in thousands) :

                                                                                     September 30,       December 31,
                                                                                         1998               1997
                                                                                     -------------       ------------
Senior debt -
     Bank revolving credit agreement
          LIBO Rate based loans, borrowings at September 30, 1998 and
               December 31, 1997 at average interest rates of 6.4%
               and 6.5%, respectively                                                   $154,000          $ 47,000
     Uncommitted credit lines with banks, at an interest rate of 6.3%                      2,000                 -
                                                                                        --------          --------
     Total bank revolving credit agreement senior debt                                   156,000            47,000
     Banker's acceptance loans, borrowings at an average interest rate of 6.1%            10,854                 -
                                                                                        --------          --------
     Total senior debt                                                                   166,854            47,000
                                                                                        --------          --------
Subordinated debt -
     8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                            100,000           100,000
     5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                       115,000           115,000
     5 1/2% Convertible subordinated notes due 2004 ("2004 Notes")                             -            86,179
                                                                                        --------          --------
     Total subordinated debt                                                             215,000           301,179
                                                                                        --------          --------

Total debt                                                                               381,854           348,179
Amount due within one year                                                                     -                 -
                                                                                        --------          --------
Long-term debt                                                                          $381,854          $348,179
                                                                                        --------          --------
                                                                                        --------          --------

     Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997 for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines, the 2007 Notes and the 2006 Notes. On February 12, 1998, the Company announced its intent to redeem the 2004 Notes on March 16, 1998 at 103.3% of their principal amount plus accrued interest. Holders of $86,084,000 principal amount of the 2004 Notes elected to convert their notes into 3,879,726 common shares at $22.188 per share plus $640 in cash for fractional shares. The value of the shares issued was credited to common stock and additional capital lessthe unamortized debt issue expenses applicable to the 2004 Notes. The remaining $95,000 principal amount of the 2004 Notes were redeemed for $98,135, representing 103.3% of the principal amount of such 2004 Notes. In June 1998, the Company entered into a master banker's acceptance agreement under which it may request banker's drafts for up to $20,000,000. The banker's drafts are on an as available basis and the bank does not have an obligation to accept the Company's request for drafts. Drafts drawn under this agreement are for a maximum maturity of 182 days; however, they are reflected as long-term debt as the Company has both the ability and intent to reborrow such amounts under its revolving credit agreement.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(4)  SEGMENT AND GEOGRAPHIC REPORTING -

     The Company's long-lived assets and revenues by segment and geographic area are as follows:

                                                                                                                        Gains
                                                                  Total               Oil                              (Losses)
                                                                 Company            and Gas         Pipelines          & Other
                                                                 --------          --------         ---------          --------
                                                                                     (Expressed in thousands)
     Long-Lived Assets:
          As of September 30, 1998:
               United States                                     $501,541          $491,637          $  5,063          $  4,841
               Kingdom of Thailand                                171,196           169,380                 -             1,816
               Canada                                              20,972            21,288                 -              (316)
                                                                 --------          --------         ---------          --------
               Total                                             $693,709          $682,305          $  5,063          $  6,341
                                                                 --------          --------         ---------          --------
                                                                 --------          --------         ---------          --------
          As of December 31, 1997:
               United States                                     $365,142          $360,440          $    243          $  4,459
               Kingdom of Thailand                                162,162           160,249                 -             1,913
                                                                 --------          --------         ---------          --------
               Total                                             $527,304          $520,689          $    243          $  6,372
                                                                 --------          --------         ---------          --------
                                                                 --------          --------         ---------          --------
     Revenues:
          For the three months ended September 30, 1998
               United States                                     $ 36,919          $ 36,113          $    810          $     (4)
               Kingdom of Thailand                                  8,845             8,772                 -                73
               Canada                                                 415               402                 -                13
                                                                 --------          --------         ---------          --------
               Total                                             $ 46,179          $ 45,287          $    810          $     82
                                                                 --------          --------         ---------          --------
                                                                 --------          --------         ---------          --------
          For the three months ended September 30, 1997
               United States                                     $ 65,690          $ 65,562          $      -          $    128
               Kingdom of Thailand                                 11,487            11,455                 -                32
                                                                 --------          --------         ---------          --------
               Total                                             $ 77,177          $ 77,017          $      -          $    160
                                                                 --------          --------         ---------          --------
                                                                 --------          --------         ---------          --------
          For the nine months ended September 30, 1998
               United States                                     $130,250          $129,621          $    810          $   (181)
               Kingdom of Thailand                                 28,907            28,813                 -                94
               Canada                                                 415               402                 -                13
                                                                 --------          --------         ---------          --------
               Total                                             $159,572          $158,836          $    810          $    (74)
                                                                 --------          --------         ---------          --------
                                                                 --------          --------         ---------          --------
          For the nine months ended September 30, 1997
               United States                                     $186,831          $185,242          $      -          $  1,589
               Kingdom of Thailand                                 28,400            27,397                 -             1,003
                                                                 --------          --------         ---------          --------
               Total                                             $215,231          $212,639          $      -          $  2,592
                                                                 --------          --------         ---------          --------
                                                                 --------          --------         ---------          --------

(5)  COMPREHENSIVE INCOME -

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

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(6)  EARNINGS PER SHARE -

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

                                               Three Months Ended                        Nine Months Ended
                                               September 30, 1998                       September 30, 1998
                                          -------------------------------       --------------------------------
                                          Income      Shares    Per Share        Income       Shares   Per Share
                                          -------     ------    ---------       ---------     ------   ---------
     BASIC EARNINGS PER SHARE             $(8,322)    38,781     $(0.22)        $(10,806)     37,171    $(0.29)
                                                                 ------                                 ------
                                                                 ------                                 ------

     DILUTED EARNINGS PER SHARE           $(8,322)    38,781     $(0.22)        $(10,806)     37,171    $(0.29)
                                                                 ------                                 ------
                                                                 ------                                 ------

     Antidilutive securities:
     Options to purchase common shares          -      2,476     $24.73               -        2,476    $24.73
     2004 Notes (a)                             -          -     $    -             560          816    $ 0.69
     2006 Notes                             1,051      2,726     $ 0.39           3,118        2,726    $ 1.14

     (a) The 2004 Notes were called or converted to common stock in the first quarter of 1998.

                                               Three Months Ended                        Nine Months Ended
                                               September 30, 1997                       September 30, 1997
                                          -------------------------------       --------------------------------
                                          Income      Shares    Per Share        Income       Shares   Per Share
                                          -------     ------    ---------       ---------     ------   ---------
     BASIC EARNINGS PER SHARE             $ 7,386     33,403    $ 0.22           $29,378      33,374     $ 0.88
                                                                ------                                   ------
                                                                ------                                   ------
     Effect of dilutive securities -
     Options to purchase common shares          -        803                           -         805
     2004 Notes                               770      3,885                       2,311       3,885
                                          -------     ------                     -------      ------
     DILUTED EARNINGS PER SHARE           $ 8,156     38,091    $ 0.21           $31,689      38,064     $ 0.83
                                          -------     ------    ------           -------      ------     ------
                                          -------     ------    ------           -------      ------     ------

     Antidilutive securities:
     Options to purchase common shares          -         20    $44.54                 -         468     $40.83
     2006 Notes                             1,028      2,726    $ 0.38             3,083       2,726     $ 1.13

(7)  IMPACT OF SFAS 133 -

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

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. This amendment to the Company's Form 10-Q for the period ended September 30, 1998 reflects a change in accounting method for the Company's acquisition of Arch Petroleum Inc. ("Arch") on August 17, 1998 from the "pooling of interests" method to the "purchase" method. For an explanation of the purpose for the change of accounting methods, please see Part II, Item 5, of this amended Form 10-Q.

RESULTS OF OPERATIONS --

INCOME AND REVENUE DATA

NET INCOME (LOSS)

     The Company reported a net loss of $8,322,000 for the third quarter of 1998 or $0.22 per share (on both a basic and a diluted basis) compared to net income for the third quarter of 1997 of $7,386,000 or $0.22 per share ($8,156,000 or $0.21 on a diluted basis). For the first nine months of 1998, the Company reported a net loss of $10,806,000 or $0.29 per share (on both a basic and a diluted basis) compared to net income for the first nine months of 1997 of $29,378,000 or $0.88 per share ($31,689,000 or $0.83 on a diluted basis). Among other items affecting net income for the third quarter and first nine months of 1998, were non-recurring expenses totaling approximately $2,285,000 ($1,485,000 or $0.04 per share on an after-tax basis), related to the Company's acquisition of Arch.

     Earnings per share are based on the weighted average number of common shares outstanding for the third quarter and first nine months of 1998 of 38,781,000 and 37,171,000, respectively, compared to 33,403,000 and 33,374,000, respectively, for the third quarter and first nine months of 1997. The increases in the weighted average number of common shares outstanding for the 1998 periods, compared to the 1997 periods, resulted primarily from the issuance of 3,882,023 shares of its common stock upon the conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998, the issuance as of August 17, 1998, of approximately 2,500,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the merger and, to a lesser extent, the issuance of common stock upon the exercise of stock

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

options pursuant to the Company's stock option plans. Earnings per share computations on a diluted basis in the 1998 periods are identical to basic earnings per share computations because there were no securities of the Company that were dilutive during the periods. Earnings per share computations on a diluted basis in the 1997 periods primarily reflect additional shares of common stock issuable upon the assumed conversion of the 2004 Notes and the elimination of related interest requirements, as adjusted for applicable federal income taxes and, to a lesser extent, the assumed exercise of options to purchase common shares. The weighted average number of common shares outstanding on a diluted basis for the third quarter and first nine months of 1997 were 38,091,000 and 38,064,000, respectively.

REVENUES

     TOTAL REVENUES

     The Company's total revenues for the third quarter of 1998 were $46,179,000, a decrease of approximately 40% compared to total revenues of $77,177,000 for the third quarter of 1997. The decrease in the Company's total revenues for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from a decrease in revenues from the Company's oil and gas operations that was only partially offset by an increase in the revenues from the Company's pipelines and other miscellaneous items. The Company's total revenues for the first nine months of 1998 were $159,572,000, a decrease of approximately 26% compared to total revenues of $215,231,000 for the first nine months of 1997. The decrease in the Company's total revenues for the first nine months of 1998, compared to the first nine months of 1997, resulted primarily from decreases in revenue from the Company's oil and gas operations and, to a lesser extent, a decline in revenue from the sale of non- strategic properties, pipeline sales revenues and other miscellaneous items. Total revenues for the third quarter and first nine months of 1998 reflect the inclusion of pipeline revenues from Saginaw Pipeline, L.C. and its marketing subsidiary, Industrial Natural Gas, L.C., which the Company acquired through its acquisition of Arch on August 17, 1998. Total revenues for the first nine months of 1997 include a net gain of $1,459,000 on the sale of a compressor by the Company during the first half of 1997.

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

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                         3rd Qtr '98     9 mos. '98
                                                         Compared to     Compared to
                                                         3rd Qtr '97     9 mos. '97
                                                         -----------     -----------
Increase (decrease) in oil and gas revenues
     resulting from differences in :

     NATURAL GAS --
       Price ...........................................  $ (6,148)       $(13,598)
       Production ......................................   (11,640)        (11,108)
                                                          --------        --------
                                                           (17,788)        (24,706)
                                                          --------        --------
     CRUDE OIL AND CONDENSATE --
       Price ...........................................    (9,114)        (26,366)
       Production ......................................    (1,713)            866
                                                          --------        --------
                                                           (10,827)        (25,500)
                                                          --------        --------
     NGL -- ............................................    (3,115)         (3,597)
                                                          --------        --------
     Increase (decrease) in oil and gas revenues .......  $(31,730)       $(53,803)
                                                          --------        --------
                                                          --------        --------

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

     NATURAL GAS PRICES. Prices per thousand cubic feet ("Mcf") that the Company received for its natural gas production during the third quarter of 1998 averaged $1.93 per Mcf, a decrease of approximately 14% from an average price of $2.25 per Mcf that the Company received for its natural gas production during the third quarter of 1997. Prices that the Company received for its natural gas production during the first nine months of 1998 averaged $2.04 per Mcf, a decrease of approximately 12% from an average price of $2.31 per Mcf that the Company received for its natural gas production during the first nine months of 1997.

     DOMESTIC PRICES. Prices that the Company received for its domestic natural gas production during the third quarter of 1998 averaged $2.01 per Mcf, a decrease of approximately 13% from an average price of $2.31 per Mcf that the Company received for its domestic natural gas production during the third quarter of 1997. Prices that the Company received for its domestic natural gas production during the first nine months of 1998 averaged $2.13 per Mcf, a decrease of approximately 10% from an average price of $2.37 per Mcf that the Company received for its domestic natural gas production during the first nine months of 1997.

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

     NATURAL GAS PRODUCTION. The Company's total natural gas production during the third quarter of 1998 averaged 140.4 million cubic feet ("MMcf") per day, a decrease of approximately 32% from an average of 206.1 MMcf per day that the Company produced during the third quarter of 1997. The Company's total natural gas production during the first nine months of 1998 averaged 164.4 MMcf per day, a decrease of approximately 11% from an average of 184.5 MMcf per day that the Company produced during the first nine months of 1997.

     DOMESTIC PRODUCTION. The Company's domestic natural gas production during the third quarter of 1998 averaged 105.2 MMcf per day, a decrease of approximately 37% from an average of 166.7 MMcf per day that the Company produced during the third quarter of 1997. The decrease in the Company's natural gas production during the third quarter of 1998, compared to the third quarter of 1997, was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform, and to a lesser extent, three periods in the third quarter of 1998 during which most of the Company's offshore production was shut-in as a precautionary measure due to hurricanes in the Gulf of Mexico. The decrease in production was partially offset by increased production from the Company's onshore properties located in South Texas and South Louisiana. The Company's domestic natural gas production during the first nine months of 1998 averaged 125.5 MMcf per day, a decrease of approximately 18% from an average of
152.4 MMcf per day that the Company produced during the first nine months of 1997. The decrease in the Company's natural gas production during the first nine months of 1998, compared to the first nine months of 1997, was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform, as well as the previously discussed weather related downtime and natural production declines, that was partially offset by increased production from the Company's onshore properties located in South Texas and South Louisiana. As of December 21,

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

1998, the Company was not a party to any future natural gas sales contracts.

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

     CRUDE OIL AND CONDENSATE PRICES. Prices received by the Company for its crude oil and condensate production during the third quarter of 1998 averaged $12.85 per barrel, a decrease of approximately 31% from an average price of $18.62 per barrel that the Company received during the third quarter of 1997. Prices that the Company received for its crude oil and condensate production during the first nine months of 1998 averaged $13.49 per barrel, a decrease of approximately 31% from an average price of $19.58 per barrel that the Company received during the first nine months of 1997.

     DOMESTIC PRICES. Prices received by the Company for its domestic crude oil and condensate production during the third quarter of 1998 averaged $12.78 per barrel, a decrease of approximately 31% from an average price of $18.42 per barrel that the Company received during the third quarter of 1997. Prices that the Company received for its domestic crude oil and condensate production during the first nine months of 1998 averaged $13.44 per barrel, a decrease of approximately 32% from an average price of $19.69 per barrel that the Company received during the first nine months of 1997.

     THAILAND PRICES. Since the inception of production from the Tantawan Field, crude oil and condensate have been stored in a Floating Production, Storage and Offloading System (the

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

"FPSO") until an economic quantity is accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. The price that the Company recorded for its crude oil and condensate production stored on the FPSO for the third quarter of 1998 was $13.08 per barrel, a decrease of approximately 34% from the price of $19.83 per barrel that was recorded for the third quarter of 1997. The price that the Company recorded for its crude oil and condensate production stored on the FPSO for the first nine months of 1998 was $13.72 per barrel, a decrease of approximately 27% from the price of $18.84 per barrel that was recorded for the first nine months of 1997. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, which are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

     CRUDE OIL AND CONDENSATE PRODUCTION. The Company's total crude oil and condensate production during the third quarter of 1998 averaged 15,722 barrels per day, a decline of approximately 8% from an average of 17,171 barrels per day during the third quarter of 1997. The Company's total crude oil and condensate production during the first nine months of 1998 averaged 16,090 barrels per day, an increase of approximately 1% from an average of 15,856 barrels per day during the first nine months of 1997.

     DOMESTIC PRODUCTION. The Company's domestic crude oil and condensate production during the third quarter of 1998 averaged 13,124 barrels per day, a decrease of approximately 12% from an average of 14,869 barrels per day during the third quarter of 1997. The Company's domestic crude oil and condensate production during the first nine months of 1998 averaged 13,317 barrels per day, a decrease of approximately 4% from an average of 13,927 barrels per day during the first nine months of 1997. The decrease in the Company's domestic crude oil and condensate production during the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from a decrease in condensate production from the Company's East Cameron Block 334 "E" platform, which was in part due to damage sustained in a marine accident at the crude oil and condensate pipeline from the platform, that was only partially offset by increased production from the Company's ongoing development drilling and workover programs in the offshore and onshore Gulf of Mexico regions. As of December 21, 1998, the Company was not a party to any crude oil swaps or futures contracts.

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

     NGL PRODUCTION. The Company's oil and gas revenues, and its total liquid hydrocarbon production volumes, reflect the production and sale by the Company. The Company's NGL revenues for the third quarter and first nine months of 1998 decreased $3,115,000 and $3,597,000, from the third quarter and first nine months of 1997, respectively. The decrease in the Company's NGL for the third quarter of 1998, compared to the third quarter of 1997, resulted from a decrease in the Company's NGL production from its domestic offshore properties due, in part, to the Company's recent decision not to remove NGL from a portion of its domestic natural gas production because it has not been economically advantageous to do so. This decision is reviewed by the Company on an ongoing basis and is largely dependent on the relationship between current natural gas and NGL prices and the cost of processing natural gas to separate NGL. In addition, the decline is also attributable to a decrease in the average price that the Company received for its NGL production volumes. The decrease in the Company's NGL for the first nine months of 1998, compared to the first nine months of 1997, was related to both a decrease in NGL production volumes from the Company's domestic offshore properties and a decrease in the price that the Company received for its NGL production volumes.

     TOTAL LIQUID HYDROCARBON PRODUCTION. The Company's average liquid hydrocarbon production during the third quarter of 1998 was 17,809 barrels per day, a decrease of approximately 17% from an average liquid hydrocarbon production of 21,557 barrels per day during the third quarter of 1997. The Company's average liquid hydrocarbon production during the first nine months of 1998 was 18,858 barrels per day, a decrease of approximately 2% from an average liquid hydrocarbon production of 19,280 barrels per day during the first nine months of 1997.

OPERATING COSTS AND EXPENSES

     LEASE OPERATING EXPENSES

     Company-wide lease operating expenses for the third quarter of 1998 were $18,612,000, an increase of approximately 12% from lease operating expenses of $16,628,000 for the third quarter of 1997. Company-wide lease operating expenses for the first nine months of 1998 were $51,196,000, an increase of approximately 13% from lease operating expenses of $45,116,000 for the first nine months of 1997. A discussion of lease operating expenses attributable to the Company's operations in Canada is included in the Company's domestic lease operating expenses. The information is not presented separately because the Company does not believe that such information is material to an understanding of the Company's results of operations for the periods presented due to the relatively small portion of the Company's lease operating

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

expenses which were attributable to such operations during the applicable periods.

     DOMESTIC LEASE OPERATING EXPENSES. The Company's domestic lease operating expenses for the third quarter of 1998 were $12,523,000, an increase of approximately 18% from domestic lease operating expenses of $10,603,000 for the third quarter of 1997. The increase in domestic lease operating expenses for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from expenses related to purchasing natural gas for transportation and subsequent resale on the pipeline system acquired in the merger with Arch, operating expenses related to the pipeline system and increased expenses on certain properties acquired in the merger with Arch, which were partially offset by a cost savings program instituted by the Company, including the sale of certain non-strategic properties with high operating costs and entering into cost sharing arrangements with its industry partners in the offshore Gulf of Mexico. The Company's domestic lease operating expenses for the first nine months of 1998 were $35,249,000, an increase of approximately 11% from domestic lease operating expenses of $31,802,000 for the first nine months of 1997. The increase in domestic lease operating expenses for the first nine months of 1998, compared to the first nine months of 1997, were affected by a non-recurring maintenance project on the Company's East Cameron 334 "E" platform during the first quarter of 1998 and by expenses related to purchasing natural gas for transportation and subsequent resale on the pipeline system acquired in the merger with Arch, operating expenses related to the pipeline system for which no corresponding expenses were recorded during the first nine months of 1997. In addition, lease operating expenses for the first nine months of 1997 were reduced by a $954,000 refund in connection with the Company's audit of a joint venture partner, for which no corresponding refund of a similar magnitude was obtained in the first nine months of 1998.

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

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the third quarter of 1998 were $8,556,000, an increase of approximately 79% from general and administrative expenses of $4,789,000 for the third quarter of 1997. General and administrative expenses for the first nine months of 1998 were $19,843,000, an increase of approximately 26% from general and administrative expenses of $15,746,000 for the first nine months of 1997. The increase in general and administrative expenses for the third quarter and first nine months of 1998, compared with the third quarter and first nine months of 1997, was primarily related to a number of non-recurring expenses arising in connection with the Company's acquisition of Arch totaling approximately $2,285,000, that included severance payments to former officers and employees of Arch. In addition, the increase in general and administrative expense was attributable, in part, to an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

     EXPLORATION EXPENSES

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and geological and geophysical costs which are expensed as incurred. Exploration expenses for the third quarter of 1998 were $1,426,000, a decrease of approximately 24% from exploration expenses of $1,870,000 for the third quarter of 1997. Exploration expenses for the first nine months of 1998 were $7,260,000, a decrease of approximately 7% from exploration expenses of $7,823,000 for the first nine months of 1997. The decreases in exploration expenses for the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from decreased geophysical activity in the Gulf of Mexico and West Texas, and a decrease in delay rental payments, that were partially offset, during the comparable nine month periods, by increased geophysical activity by the Company in East Texas, South Louisiana and in the Gulf of Thailand.

     DRY HOLE AND IMPAIRMENT EXPENSES

     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments due to decreases in expected reserves from producing wells. The Company's dry hole and impairment expenses for the third quarter of 1998 were $5,128,000, an increase of approximately 167% from dry hole and impairment expenses of $1,919,000 for the third quarter of 1997. The Company's dry hole and impairment expenses for the first nine months of 1998 were

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

$7,906,000, an increase of approximately 14% from dry hole and impairment expenses of $6,926,000 for the first nine months of 1997.

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

     The provision for depreciation, depletion and amortization ("DD&A") is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States. The Company's DD&A expense for the third quarter of 1998 was $24,921,000, a decrease of approximately 14% from DD&A expense of $29,112,000 for the third quarter of 1997. The decrease in DD&A expense for the third quarter of 1998, compared to the third quarter of 1997, resulted primarily from decreased production of oil and natural gas from the Company's properties that was only partially offset by an increase in the Company's composite DD&A rate. The Company's DD&A expense for the first nine months of 1998 was $83,739,000, an increase of approximately 10% from DD&A expense of $75,989,000 for the first nine months of 1997. The increases in DD&A expense for the first nine months of 1998, compared to the first nine months of 1997, resulted primarily from an increase in the Company's composite DD&A rate that was only partially offset by a decrease in production of oil and natural gas.

     The composite DD&A rate for all of the Company's producing fields for the third quarter of 1998 was $1.08 per equivalent Mcf ($6.46 per equivalent barrel), an increase of approximately 17% from a composite DD&A rate of $0.92 per equivalent Mcf ($5.53 per equivalent barrel) for the third quarter of 1997. The composite DD&A rate for all of the Company's producing fields for the first nine months of 1998 was $1.09 per equivalent Mcf ($6.54 per equivalent barrel), an increase of approximately 20% from a composite DD&A rate of $0.91 per equivalent Mcf ($5.46 per equivalent barrel) for the first nine months of 1997. The increase in the composite DD&A rate for all of the Company's producing fields for the third quarter and the first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. The Company produced 22,754,000 equivalent Mcf (3,792,000 equivalent barrels) during the third quarter of 1998, a decrease of approximately 26% from the 30,857,000 equivalent Mcf (5,143,000 equivalent barrels) produced by the Company during the third quarter of 1997. The Company produced 75,781,000 equivalent Mcf (12,630,000 equivalent barrels) during the first nine months of 1998, a decrease of approximately 8% from the 82,036,000 equivalent Mcf (13,673,000 equivalent barrels) produced by the Company during the first nine months of 1997.

INTEREST

     INTEREST CHARGES

     The Company incurred interest charges for the third quarter of 1998 of $6,236,000, an increase of approximately 5% from interest charges of $5,940,000 for the third quarter of 1997. Interest charges incurred by the Company for the first nine months of 1998 were $17,513,000, an increase of approximately 11% from interest charges of $15,771,000 for the first nine months of 1997. The increase in interest charges for the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, resulted primarily from an increase in the average amount of debt outstanding and, to a lesser extent, the average interest rate charged on the Company's outstanding debt. As of December 21, 1998, the Company was not a party to any interest rate swap agreements.

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

FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

     The Company experienced foreign currency transaction gains of $760,000 during the third quarter and $953,000 during the first nine months of 1998, compared to foreign currency transaction losses of $6,522,000 during the third quarter and first nine months of 1997. The foreign currency transaction gains and losses each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the respective periods and, to a much lesser extent, the fluctuation of the Canadian dollar against the U.S. dollar. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. This led to a substantial decline in value of the Thai Baht compared to the U.S. dollar, resulting in the foreign currency transaction losses during the 1997 periods presented. During the 1998 periods presented, the value of the Thai Baht has generally strengthened against the U.S. dollar, resulting in corresponding foreign currency transaction gains. However, the Company cannot predict what the Thai Baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of December 15, 1998, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

INCOME TAX BENEFIT (EXPENSE)

     The Company experienced an income tax benefit for the third quarter of 1998 of $6,858,000, compared to income tax expense of $3,986,000 for the third quarter of 1997. The Company experienced an income tax benefit for the first nine months of 1998 of $9,052,000, compared to income tax expense of $15,694,000 for the first nine months of 1997. The income tax benefit for the third quarter and first nine months of 1998, compared to the income tax expense for the third quarter and first nine months of 1997, resulted primarily from a pre-tax loss resulting from substantially lower revenues in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand.

LIQUIDITY AND CAPITAL RESOURCES  --

CASH FLOWS

     The Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1998, reflects net cash provided by operating activities of $70,446,000. In addition to net cash provided by operating activities, the Company received net proceeds of $998,000 from the exercise of stock options, $350,000 from the sale of certain non-strategic

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

properties, and had net borrowings of $83,354,000 under its revolving credit agreement and other senior debt facilities.

     During the first nine months of 1998, the Company invested $135,964,000 of such cash flow in capital projects, retired a production payment obligation for $15,246,000, spent $2,961,000 to purchase proved reserves, paid $3,327,000 ($0.03 per share for each of the first three quarters of 1998) in cash dividends to holders of the Company's common stock and paid a net amount of $621,000 in miscellaneous other expenditures. As of September 30, 1998, the Company's cash and cash investments were $17,422,000 and its long-term debt stood at $381,854,000.

FUTURE CAPITAL REQUIREMENTS

     The Company's capital and exploration budget for 1998, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $230,000,000. Substantially all of the Company's 1998 capital and exploration budget was spent or incurred during 1998. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities, funds available under its revolving credit facility and an uncommitted line of credit and amounts that the Company currently believes that it can obtain from external sources including the issuance of new debt and convertible preferred securities, or asset sales, will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, the remainder of its 1998 capital and exploration budget, any currently anticipated costs associated with the Company's projects during 1999, and future dividend payments at current levels. Subject to favorable market conditions and other factors, the Company currently intends to issue convertible preferred equity securities during 1999 to assist in funding its future capital and exploration plans. The declaration of future dividends on the Company's common stock will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

YEAR 2000 READINESS DISCLOSURE

     Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive data, were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the year 2000. The Company is addressing this issue through a process that entails evaluation of the Company's critical software and, to the extent possible, its hardware and equipment to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

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

     The disclosure set forth in this section is provided pursuant to Securities Act Release No. 33-7558. As such it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. This disclosure is also subject to protection under the Year 2000

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

AMENDED AND RESTATED CREDIT AGREEMENT

     Effective August 1, 1997, the Company entered into an amended and restated Credit Agreement, which has subsequently been amended several times, most recently on December 21, 1998. The Credit Agreement provides for a $250,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. A portion of the amount that may be borrowed under the Credit Agreement (the "Primary Tranche") may not exceed a borrowing base which is composed of domestic, Canadian and Thai properties. Generally, the borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based on the lenders' usual and customary criteria for oil and gas transactions. As of December 21, 1998, the Company's total borrowing base was set at $200,000,000, which amount cannot be reduced until after April 30, 1999. In addition, certain lenders that are parties to the Credit Agreement have agreed to extend an additional $50,000,000 in credit (the "Secondary Tranche") under the Credit Agreement without reference to the borrowing base limitations of the Credit Agreement. The term of the Secondary Tranche is until the earlier of April 30, 1999 or the completion of certain debt or equity offerings. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness, creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. Upon the occurrence or declaration of certain events, the lenders would be entitled to a security interest in the Company's domestic borrowing base properties. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Primary Tranche bear interest at a rate based upon the percentage of the borrowing base that is being utilized, ranging from a base (prime) rate or LIBOR plus 1.25% to a base rate plus 0.25% or LIBOR plus 2.0%, at the Company's option. Borrowings under the Primary Tranche currently bear interest at a base rate plus 0.25% or LIBOR plus 2.0%, at the Company's option. Borrowings under the Secondary Tranche currently bear interest at a base rate plus 0.75% or LIBOR plus 2.5% , at the Company's option. A commitment fee on the unborrowed amount under the Primary Tranche is also charged and is based upon the percentage of the borrowing base that is being utilized, ranging from 0.25% to 0.375%. The commitment fee is currently 0.375% per annum on unborrowed amounts under the Primary Tranche. As of December 21, 1998, there was $155,000,000 outstanding under the Primary Tranche and $50,000,000 outstanding under the Secondary Tranche.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders

          A special meeting of the stockholders of Arch was held in Ft. Worth, Texas on August 14, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Of a total of 24,594,534 shares of Arch Common Stock outstanding and entitled to vote (including shares of Arch preferred stock on an "as converted basis"), 18,577,341 were present at the meeting in person or by proxy, representing approximately 75.5% of the outstanding Arch Common Stock. In addition, holders of all 727,273 shares of Arch preferred stock that were outstanding and entitled to vote as a separate class on the merger were present at the meeting in person or by proxy.

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

Item 5.    Other Information.

     In August 1998, a wholly owned subsidiary of the Company merged with Arch in a tax free, stock for stock, transaction through which Arch became a wholly owned subsidiary of the Company. The merger was initially accounted for as a pooling of interests which requires the financial results for all periods prior to the merger to be combined and restated as if the Company and Arch had always been combined. Consequently, the Company restated its consolidated financial statements for periods prior to the merger, including the third quarter and first nine months of 1997, and the first nine months of 1998, to reflect the combined results of both the Company and Arch. A report on Form 10-Q for the periods ended September 30, 1998 was filed on that basis. The Company has recently concluded that, as a result of the current environment of low crude oil and natural gas prices, the Company must maintain maximum flexibility to address its cash flow needs, including the option of selling certain of the Company's assets. Under the current application of accounting principles, such transactions would preclude the pooling of interests method of accounting and require that the Company account for the merger using the purchase method of accounting. The Company is filing this amended report on Form 10-Q for the period ended September 30, 1998 primarily for the purpose of restating the financial statements contained in such report and to make conforming changes to "Management's Discussion and

                     POGO PRODUCING COMPANY AND SUBSIDIARIES


Analysis of Financial Condition and Results of Operations" to reflect the change from the pooling method of accounting to the purchase method of accounting for the Arch acquisition.

     On December 23, 1998, the Company issued the following news release:

     HOUSTON, TX -- December 23, 1998 -- Pogo Producing Company ("PPP" --
NYSE) responded to today's announcement that Rutherford-Moran Oil Corporation, a joint venture partner of Pogo's in the Gulf of Thailand, has agreed to be acquired by a unit of Chevron Corporation. The announcement made by Rutherford-Moran indicates that the acquisition is conditioned upon several things, including Chevron reaching certain agreements with Pogo regarding the B8/32 Concession in the Gulf of Thailand.

     Paul G. Van Wagenen, Pogo's Chairman and CEO, stated that Pogo has been contacted by Chevron in connection with Chevron's acquisition of Rutherford-Moran, but that Pogo would not speculate whether any agreement would be reached between Pogo and Chevron, or what the terms of any such agreement may be.

     Pogo Producing Company explores for, develops and produces oil and natural gas. Headquartered in Houston, Pogo owns various ownership interests in 105 federal and state Gulf of Mexico lease blocks offshore Louisiana and Texas. Pogo also owns approximately 378,000 gross leasehold acres in major oil and gas provinces onshore in the United States, approximately 734,000 gross acres in the Kingdom of Thailand, approximately 113,000 gross acres in the United Kingdom, and approximately 150,000 gross acres in Canada. Pogo common stock is listed on the New York Stock Exchange under the symbol PPP.

Item 6.    Exhibits and Reports on Form 8-K

          (A)  Exhibits

          4.1 -- First Amendment dated as of December 21, 1998, to Amended and Restated Credit Agreement dated as of August 1, 1997 among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent.

          27   -- Financial Data Schedule

          (B)  Reports on Form 8-K

               None

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       POGO PRODUCING COMPANY
                                           (Registrant)

                                         /s/ THOMAS E. HART
                                       ---------------------------------
                                         Thomas E. Hart,
                                           Vice President and Controller


                                         /s/ JOHN W. ELSENHANS
                                       ---------------------------------
                                         John W. Elsenhans,
                                           Vice President and Chief
                                           Financial Officer



Date: December 24, 1998