Form 10-K
period 1998-12-31
POGO PRODUCING CO
filed 1999-02-26
CIK 230463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (713) 297-5000
                           --------------------------

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

            5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE JUNE 15, 2006
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $311,300,000 as of February 22, 1999 (based on $10.00 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date).

    40,135,311 shares of the registrant's Common Stock were outstanding as of February 22, 1999.

                       DOCUMENT INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement respecting the annual meeting of shareholders to be held on April 27, 1999 (to be filed not later than 120 days after December 31, 1998) are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    The statements included or incorporated by reference in this Report on Form 10-K for the year ended December 31, 1998 (this "Annual Report") include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein or therein other than statements of historical fact are forward-looking statements. When used herein or therein, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of Pogo Producing Company (the "Company") both domestically and in Thailand, and the statements set forth herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" regarding the Company's anticipated future financial position and cash requirements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report and in other filings by the Company with the Securities and Exchange Commission (the "Commission") including, without limitation, in connection with such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in or incorporated by reference in this Annual Report. These factors include:

    - the cyclical nature of the oil and natural gas industries

    - uncertainties associated with the United States and worldwide economies

    - current and potential governmental regulatory actions in countries where the Company owns an interest

    - substantial competitor production increases resulting in oversupply and declining prices

    - the Company's ability to implement cost reductions

    - the Company's ability to raise additional capital or sell assets

    - operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks)

    - fluctuations in foreign currency exchange rates in areas of the world where the Company owns an interest, particularly Southeast Asia

    - covenant restrictions in the Company's indebtedness

    - the impact of the Year 2000 issue

    Many of those factors are beyond the Company's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

    All subsequent written and oral forward-looking statements attributable to the Company and persons acting on the Company's behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Annual Report.

                              CERTAIN DEFINITIONS

    As used in this Annual Report, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels and "MMBbls" means million barrels. "BOE" means barrel of oil equivalent, "Mcfe" means thousand cubic feet of natural gas equivalent, "MMcfe" means million cubic feet of natural gas equivalent and "Bcfe" means billion cubic feet of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids ("NGL"). References to "$" and "dollars" refer to United States dollars. All estimates of reserves contained in this Annual Report, unless otherwise noted, are reported on a "net" basis. Information regarding production, acreage and numbers of wells are set forth on a gross basis, unless otherwise noted.

ITEM 1. BUSINESS

    The Company was incorporated in 1970 and is engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico, onshore in selected areas in New Mexico, Texas and Louisiana, and internationally, primarily in the Gulf of Thailand and in Canada. As of December 31, 1998, the Company had interests in 105 lease blocks offshore Louisiana and Texas, approximately 419,000 gross acres onshore in the United States and Canada, approximately 847,000 gross acres offshore in the Kingdom of Thailand and approximately 113,000 gross acres in the British North Sea. On August 17, 1998, a wholly owned subsidiary of the Company merged with and into Arch Petroleum Inc. ("Arch") in a stock-for-stock tax-free merger accounted for as a purchase.

    As of December 31, 1998, four significant operating areas, including the Outer Continental Shelf area of the Gulf of Mexico offshore Louisiana and Texas in water depths less than 600 feet (the "Shelf") and on the continental slope in water depths ranging from 600 feet to approximately 4,500 feet (the "Continental Slope"), the Permian Basin area in New Mexico and Block B8/32 Concession in the Kingdom of Thailand (the "Thailand Concession), accounted for approximately 76% of the Company's estimated proved natural gas reserves, approximately 97% of the Company's estimated proved oil, condensate and natural gas liquids reserves, approximately 78% of the Company's 1998 natural gas production and 94% of the Company's 1998 oil, condensate and natural gas liquids production. Reserves, as estimated by Ryder Scott, and production data, as estimated by the Company, for the four significant operating areas are shown in the following table. The percentages presented on the table are the percentage of the Company's total net proved natural gas and liquids reserves, natural gas and liquids production and total proved reserves, respectively.

                          SIGNIFICANT OPERATING AREAS

                                                                                                      1998 AVERAGE NET
                                                       NET PROVED RESERVES(A)                         DAILY PRODUCTION
                                             ------------------------------------------  ------------------------------------------
                                                 NATURAL GAS            LIQUIDS(B)           NATURAL GAS            LIQUIDS(B)
                                             --------------------  --------------------  --------------------  --------------------
                                               MMCF         %        MBBLS        %         MCF         %        BBLS         %
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
DOMESTIC
  Gulf of Mexico--Shelf....................     90,579       20.6     13,711       20.3     76,630       48.2      9,915       54.5
  Gulf of Mexico--Continental Slope........     34,000        7.7      1,691        2.5     --         --         --         --
  New Mexico...............................     43,202        9.8     16,226       24.0     10,667        6.7      4,631       25.4
INTERNATIONAL
  Kingdom of Thailand......................    168,389       38.3     33,811       50.1     36,774       23.1      2,561       14.1
                                             ---------        ---  ---------        ---  ---------        ---  ---------        ---
TOTAL......................................    336,170       76.4     65,439       96.9    124,071       78.0     17,107       94.0
                                             ---------        ---  ---------        ---  ---------        ---  ---------        ---
                                             ---------        ---  ---------        ---  ---------        ---  ---------        ---


                                                 TOTAL
                                                PROVED
                                              RESERVES(A)
                                                   %
                                             -------------
DOMESTIC
  Gulf of Mexico--Shelf....................         20.4
  Gulf of Mexico--Continental Slope........          5.2
  New Mexico...............................         16.6
INTERNATIONAL
  Kingdom of Thailand......................         43.9
                                                     ---
TOTAL......................................         86.1
                                                     ---
                                                     ---

------------------------

(a) Net proved reserves and total net proved reserves are each as of December 31, 1998.

(b) "Liquids," includes oil, condensate and NGL.

DOMESTIC OFFSHORE OPERATIONS

    Historically, the Company's interests have been concentrated in the Gulf of Mexico, where approximately 26% of the Company's proved reserves were located as of December 31, 1998. During 1998, approximately 48% of the Company's natural gas production and approximately 55% of its oil and condensate production was from its domestic offshore properties, contributing approximately 53% of the Company's consolidated oil and gas revenues. Although the Company's operations were historically focused on the Shelf where it owns interests in 89 lease blocks, the Company has recently expanded its exploration efforts further offshore into the Continental Slope where the Company currently has interests in 16 lease blocks with water depths that range from 600 feet to approximately 4,400 feet.

    LEASE ACQUISITIONS

    The Company has participated, either on its own or with other companies, in bidding on and acquiring interests in federal and state leases offshore in the Gulf of Mexico since December 1970. As a result of such purchases and subsequent activities, as of December 31, 1998, the Company owned interests in 97 federal leases and 8 state leases offshore Louisiana and Texas. Federal leases generally have primary terms of five, eight or ten years, depending on water depth, and state leases generally have terms of three or five years, depending on location, in each case subject to extension by development and production operations.

    As part of its strategy, the Company intends to continue an active lease evaluation program in the Gulf of Mexico in order to identify exploration and exploitation opportunities. During 1998, the Company was successful in acquiring interests in four lease blocks through federal Outer Continental Shelf oil and gas lease sales and one lease block by assignment from a third party. As in the case of prior sales, the extent to which the Company participates in future bidding on federal or state offshore lease sales will depend on the availability of funds and its estimates of hydrocarbon deposits, operating expenses and future revenues which reasonably may be expected from available lease blocks. Such estimates typically take into account, among other things, estimates of future hydrocarbon prices, federal regulations, and taxation policies applicable to the petroleum industry. It is also the Company's objective to acquire certain producing leasehold properties in areas where additional low-risk drilling or improved production methods by the Company can provide attractive rates of return.

    EXPLORATION AND DEVELOPMENT

    The scope of exploration and development programs relating to the Company's offshore interests is affected by prices for oil and gas, and by federal, state and local legislation, regulations and ordinances applicable to the petroleum industry. The Company's domestic offshore capital and exploration expenditures for 1998 were approximately $68,000,000 (excluding approximately $5,000,000 of net property acquisitions), or 21% lower than the Company's domestic offshore capital and exploration expenditures of approximately $86,300,000 for 1997 (excluding approximately $900,000 of net property acquisitions) and 26% lower than the Company's domestic offshore capital and exploration expenditures of approximately $92,400,000 for 1996. The decrease in the Company's domestic offshore capital and exploration expenditures for 1998, compared with 1997 and 1996, resulted primarily from the Company's decision to decrease its drilling activity in light of poor oil and gas prices and a decrease in construction and installation of offshore platforms, pipelines and other facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Leases acquired by the Company and other participants in its bidding groups are customarily committed, on a block-by-block basis, to separate operating agreements under which the appointed operator supervises exploration and development operations for the account and at the expense of the group. These agreements usually contain terms and conditions which have become relatively standardized in the industry. Major decisions regarding development and operations typically require the consent of at least a majority (in working interest) of the participants. Because the Company generally has a meaningful working interest position, the Company believes it can significantly influence (but not always control) decisions regarding development and operations on most of the leases in which it has a working interest even though it may not be the operator of a particular lease. The Company is the operator on all or a portion of 27 of the 105 offshore leases in which it had an interest on December 31, 1998.

    Platforms and related facilities are installed on an offshore lease block when, in the judgment of the lease interest owners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment. Platform costs vary depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. Over the four years ended December 31, 1998, the gross construction and installation cost of production platforms and related facilities located on the Shelf in which the Company shared a portion of the construction costs based on its ownership interest in the development ranged from approximately $3,000,000 to approximately $16,500,000. Wells, platforms and related facilities are typically much more expensive on the Continental Slope. The Company is currently participating in the construction of one platform, one sub-sea development and related facilities on the Continental Slope at a total capital commitment of $204,045,000 dollars ($30,341,000 net to the Company's working interest), of which approximately 38% has been incurred through December 31, 1998. The Company believes that future development projects on the Continental Slope may require similar capital commitments, each of which must be justified in the then current and anticipated future product price environment. In order to better manage the risks of large projects on the Continental Slope, the Company generally seeks to have a smaller ownership interest in these lease blocks than it averages in shallower waters.

    SIGNIFICANT DOMESTIC OFFSHORE OPERATING AREAS DURING 1998

    OUTER CONTINENTAL SHELF. The Outer Continental Shelf has been an important part of the Company's operations since the first lease in that area was purchased in 1970 and production began in 1973. As of December 31, 1998, the Company held interests in 89 blocks on the Shelf. The Company currently has 215 oil and gas wells producing from multiple reservoirs and horizons on the Shelf. During 1998, the Company participated in the drilling of five wells on the Shelf, the setting of one production platform and related facilities and the upgrading of three platforms.

    CONTINENTAL SLOPE. Since 1996 when the Company acquired its first interest in a lease block in the Continental Slope, the Company has been increasingly active in this area. As of December 31, 1998, the Company owns interests in 16 blocks in the Continental Slope and has interests in five wells that it has drilled there, including three that were drilled in 1998. The Company is currently participating in the construction of one platform and related facilities at Viosca Knoll Blocks 780 and 823, and one subsea facility on Garden Banks 367, on the Continental Slope.

ONSHORE OPERATIONS

    The Company has onshore division staffs in Houston and Midland, Texas and Calgary, Canada. Its onshore activities are concentrated in known oil and gas provinces, principally the Permian Basin area of southeastern New Mexico, West Texas and Northwest Texas, in the onshore Gulf Coast areas of South Texas, East Texas and South Louisiana and in Alberta and British Columbia in Canada. The Company conducts its onshore operations in the United States directly and through its wholly owned subsidiary Arch. The Company conducts its operations in Canada through its wholly-owned subsidiary, Pogo Canada Ltd. See "--Significant Onshore Operating Areas During 1998."

    LEASE ACQUISITIONS

    Commencing in 1995 and continuing into 1998, the Company increased its activities in the onshore Gulf Coast areas of East Texas and South Louisiana through its participation in several large proprietary 3-D seismic surveys, in connection with which the Company typically purchases an option to acquire an interest in the acreage covered by the 3-D seismic survey. As it has in recent years, in 1998 the Company also successfully participated in various onshore federal, state and provincial lease sales and acquired interests in prospective acreage from private individuals. As of December 31, 1998, the Company held interests in approximately 303,000 gross (151,000 net) acres onshore in the United States and 117,000 gross (51,000 net) acres in Canada, an increase of approximately 76% from year end 1997. The increase in acreage is primarily related to the Company's acquisition of Arch and, to a lesser extent, the Company's successful participation in the lease sales and private property acquisitions described above, that was partially offset by the sale of certain properties that it no longer considered strategic and the expiration of leases in the ordinary course of business.

    EXPLORATION AND DEVELOPMENT

    The Company's primary drilling objective in the Permian Basin is the Brushy Canyon (Delaware) formation which generally produces oil from depths of 6,000 to 9,000 feet. Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in drilling 389 wells in the Permian Basin, West and Northwest Texas areas through December 31, 1998, including 32 wells in 1998. See "--Significant Domestic Onshore Operating Areas During 1998."

    In Southwest Louisiana, the Company participated in drilling 20 wells since 1996, including seven wells in 1998, to test various prospects, primarily in the Hackberry and Yegua formations, almost all of which were identified on proprietary 3-D seismic surveys that the Company and its industry partners have acquired since 1995.

    Onshore reserves as of December 31, 1998, accounted for approximately 31% of the Company's total proved reserves. During 1998, approximately 29% of the Company's natural gas production and 31% of its oil and condensate production was from its onshore properties, contributing approximately 30% of the Company's consolidated oil and gas revenues.

    The Company generally conducts its onshore activities through joint ventures and other interest-sharing arrangements with major and independent oil companies. The Company operates many of its own onshore properties using independent contractors.

    The Company's onshore capital and exploration expenditures were approximately $48,800,000 (excluding approximately $133,100,000 of net property acquisitions, including approximately $131,500,000 related to the acquisition of
Arch) for 1998, or 19% lower than the Company's onshore capital and exploration expenditures of approximately $60,000,000 (excluding approximately $1,700,000 of net property acquisitions) for 1997 and 4% higher than the Company's onshore capital and exploration expenditures of approximately $47,000,000 (excluding approximately $3,800,000 of net property acquisitions) for 1996. The decrease in the Company's onshore capital and exploration expenditures for 1998, compared to 1997, resulted primarily from the Company's decision to curtail non-essential drilling in light of poor oil and gas prices, that was not entirely offset by capital and exploration expenditures in Canada where the Company acquired its interest in Pogo Canada Ltd. in August 1998. The increase in capital and exploration expenditures for 1998, compared to 1996, primarily related to capital and exploration expenditures in Canada where the Company acquired an interest during 1998 as part of the Arch acquisition.

    SIGNIFICANT ONSHORE OPERATING AREAS DURING 1998

    NEW MEXICO. The Company believes that during the past six years it has been one of the most active companies drilling for oil and natural gas in the southeastern New Mexico (Lea and Eddy Counties) portion of the Permian Basin where the Company has interests in over 105,000 gross acres. The Company's primary drilling objective is the Brushy Canyon (Delaware) formation. Fields in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin are generally characterized by production from relatively shallow depths (6,000 to 9,000 feet), multiple producing zones in most wells and relatively high initial rates of production (frequently equaling the top field allowables which typically range from 142 Bbls to 230 Bbls per day, depending on the depth of production from the field). The Company has achieved rapid cost recovery with respect to its New Mexico wells drilled to date because of relatively low capital costs and high initial rates of production.

    LOPENO FIELD. The Company acquired its initial interest in the Lopeno Field in 1983. The Lopeno Field is located within 40 miles of the border with Mexico, in 1983. As of December 31, 1998, the Company had interests in 29 producing wells in the Lopeno Field. The Lopeno Field produces from over 20 upper Wilcox sandstone reservoirs ranging in depth up to 12,500 feet. In late 1998, the Company decided to sell its interest in the Lopeno Field as part of its asset rationalization efforts. The Company currently expects to sell its interest by March 15, 1999, effective back to January 1, 1999. Proceeds from the sale will be used to reduce the Company's total debt and for general corporate purposes.

INTERNATIONAL OPERATIONS

    The Company has conducted international exploration activities since the late 1970's in numerous oil and gas areas throughout the world. Currently, the Company maintains an office in Bangkok, Thailand from which it directs field operations on the Thailand Concession through its wholly owned subsidiary

Thaipo Limited ("Thaipo"). Thaipo currently owns, directly or indirectly, a 46.34% working interest in the entire Thailand Concession. The remainder of the working interest is owned, directly or indirectly by Thai Romo Ltd. (46.34%), a subsidiary of Rutherford-Moran Oil Corporation ("RMOC"), and Palang Sophon Limited ("Palang") (7.32%). RMOC has entered into an agreement to merge with, and become, a wholly owned subsidiary of Chevron Corporation ("Chevron"). It is the Company's understanding that Chevron will also acquire a majority of the stock of Palang. Based on publicly available information and communications with Chevron, RMOC and Palang, it is the Company's current understanding that Chevron's merger with RMOC, and its acquisition of a majority interest in Palang, will be consummated on or shortly after March 17, 1999. Following these transactions, Chevron will own or control, directly or indirectly, 53.66% of the working interests in the Thailand Concession. Thaipo is currently the operator of the Thailand Concession, pursuant to the joint operating agreement governing the Thailand Concession and as designated by the government of Thailand. Subject to approval by the government of Thailand and the agreement of the parties to the joint operating agreement, Thaipo has agreed to transfer operatorship to a subsidiary of Chevron on or about September 30, 1999. In addition, Chevron has agreed to lend funds to RMOC to cover its cash call obligations under the joint operating agreement until Chevron's merger with RMOC is consummated. As of December 31, 1998, the Company's proved reserves located in the Kingdom of Thailand accounted for approximately 44% of the Company's total proved reserves. During 1998, approximately 29% of the Company's natural gas production and 31% of its oil and condensate production came from its operations on the Thailand Concession, contributing approximately 17% of the Company's consolidated oil and gas revenues.

    EXPLORATION AND DEVELOPMENT

    The Company's international capital and exploration expenditures were approximately $107,400,000 for 1998, or 22% higher than the Company's international capital and exploration expenditures of approximately $88,300,000 for 1997 (excluding approximately $28,600,000 of net property acquisitions) and 67% higher than the Company's international capital and exploration expenditures of approximately $64,400,000 (excluding approximately $4,200,000 of net property acquisitions) for 1996. The increase in the Company's international capital and exploration expenditures for 1998, compared to 1997 and 1996, resulted primarily from increased platform and facilities construction costs related to development of the Benchamas Field and increased drilling activity in the Tantawan and Benchamas Fields. Substantially all of the Company's international capital and exploration expenditures for 1998 were related to the Company's license in the Kingdom of Thailand. On December 1, 1998, the Company together with two joint partners, were successful in obtaining a license from the United Kingdom governing approximately 113,000 acres in the British sector of the North Sea. Terms of the license provided for a minimum work commitment that will involve the acquisition, processing and interpretation of 3-D seismic data over the block. The initial exploratory term of this license expires on December 1, 2004, unless otherwise extended or a production license is granted. In addition, the Company continues to evaluate other international opportunities that are consistent with the Company's international exploration strategy and expertise.

    Platforms are installed on the Thailand Concession in fields where, in the judgment of Thaipo and its joint venture partners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment and the area where the platform would be located has been designated a production area by the government of the Kingdom of Thailand. See "--Contractual Terms Governing the Thailand Concession and Related Production." Platforms are used to accommodate both development drilling and additional exploratory drilling. Over the four years ended December 31, 1998, the gross cost of the first five production platforms and related facilities in the Tantawan Field has averaged approximately $20,000,000. The Company is currently participating in the construction of platforms and related facilities for the Benchamas Field at a total capital commitment of $267,470,000 dollars ($123,946,000 net to the Company's working interest), of which approximately 67% has been incurred through December 31, 1998. The Company and its joint venture partners have been working to employ advanced platform facility design and advanced drilling and completion techniques, including slimhole, batch and horizontal drilling, to reduce the cost of developing the Thailand Concession. The Company believes that future satellite platforms and related facilities may be installed for as little as approximately $13,000,000 per platform in the future. Platform costs vary and more (or less) expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. See "--Significant International Operating Areas During 1998; Tantawan Field."

    SIGNIFICANT INTERNATIONAL OPERATING AREAS DURING 1998

    TANTAWAN FIELD. In August 1995, at the request of Thaipo and its joint venture partners, the government of Thailand designated a portion of the Thailand Concession comprising approximately 68,000 acres as the Tantawan production area or the "Tantawan Field." Initial production from the Tantawan Field commenced on February 1, 1997. Currently, there are 28 wells producing from four platforms. The Company is currently planning to install a fifth platform in the Tantawan Field from which production is expected to commence in the first half of 1999.

    Oil and gas production from the Tantawan Field is gathered through pipelines from the platforms into a Floating Production Storage and Offloading system (an "FPSO") named the "Tantawan Explorer." The FPSO is a converted oil tanker with a capacity of slightly less than 1,000,000 Bbls, that is moored in the Tantawan Field, on which hydrocarbon processing, separation, dehydration, compression, metering and other production related equipment is installed. Following processing on board the FPSO, natural gas produced from the field is delivered to The Petroleum Authority of Thailand ("PTT") through an export pipeline. Oil and condensate produced from the field is stored on board the FPSO and transferred to shore by oil tanker. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    BENCHAMAS FIELD AND THE MALIWAN PRODUCTION AREA. In July 1997, the government of Thailand designated another portion of the Thailand Concession comprising approximately 102,000 acres as the Benchamas and Pakakrong production area or the "Benchamas Field." In September 1997, the government of Thailand designated an additional 91,000 acres of the Thailand Concession as the Maliwan production area. Current development plans call for the staged development of these fields, with the Benchamas Field to be brought on production first. The Benchamas Field development plan contemplates the initial installation of three production platforms, with natural gas and oil from these platforms delivered by undersea pipeline to a central processing and compression platform where the oil, condensate and natural gas will be processed and separated. The natural gas will then be sold to PTT and delivered into export pipelines for transportation to shore, while the oil and condensate produced from the field will be stored on board a Floating Storage and Offloading system ("FSO"), known as the "Benchamas Explorer," for sale and ultimate transfer to shore by oil tanker. The FSO will be moored in the Benchamas Field. Its capacity will be approximately 1,400,000 Bbls of crude and condensate. The Benchamas Field's current development plan calls for initial production to commence in the third quarter of 1999 with production from the Maliwan production area to begin in late 2001.

    OTHER AREAS. In addition to the above mentioned fields, Thaipo and its joint venture partners have identified other potentially promising areas on the Thailand Concession. Since acquiring their interest in the Thailand Concession, Thaipo and its joint venture partners have acquired 3-D seismic surveys covering approximately 673,650 acres of the Thailand Concession, including 221,650 acres during the fourth quarter of 1997 over what is known as the Jarmjuree area. Through February 1, 1999, Thaipo and its joint venture partners have drilled eight wells on areas of the Thailand Concession that are not currently designated as production areas. Interpretation of the data provided by these wells and 3-D seismic data covering these areas is ongoing. Thaipo and its joint venture partners also currently plan to drill additional exploration wells in these areas during 1999.

    CONTRACTUAL TERMS GOVERNING THE THAILAND CONCESSION AND RELATED PRODUCTION

    The Thailand Concession was granted in August 1991. The exploratory term for those portions of the Thailand Concession that have not yet been designated a production area (comprising approximately 474,000 acres) expires July 31, 2000. For those portions of the Thailand Concession that have been designated as production areas, the initial production period term is 20 years, which is also subject to extension, generally for a term of ten years. See also "--Miscellaneous; Sales." Currently, the Tantawan, Maliwan, and Benchamas and Pakakrong areas have been designated as production areas. Subject to governmental approval, other portions of the Thailand Concession may be designated production areas in the future.

    Production resulting from the Thailand Concession is subject to a royalty ranging from 5% to 15% of oil and gas sales, plus certain fixed U.S. dollar amounts payable at specified cumulative production levels. Revenue from production in Thailand is also subject to income taxes and other similar governmental charges including a Special Remuneratory Benefit tax ("SRB").

    Thaipo and its joint venture partners have entered into a thirty-year Gas Sales Agreement with PTT (the "Gas Sales Agreement"), governing gas production from the Tantawan Field and anticipated gas production from the Benchamas Field. The terms of the Gas Sales Agreement currently include a minimum daily contract quantity ("DC") of 85 MMcf per day, which the Company currently anticipates will continue until the Benchamas Field commences production, at which time the DC will, subject to certain exceptions, be based on a percentage of the remaining proved reserves, but in any event, will not be less than 125 MMcf per day. The DC is the minimum daily volume that PTT has agreed to take, or pay for if not taken, under the agreement. Likewise, Thaipo and its joint venture partners are subject to certain penalties if they are unable to meet the DC, principal among which is a decrease in sales price of up to 25% of the then current sales price. As a result of declining production from existing wells in the Tantawan Field, the need to shut-in existing wells while drilling additional wells from the same platform, and the decision to emphasize oil and condensate production from the Tantawan Field, commencing on October 1, 1998, the Company and its joint venture partners are currently delivering less natural gas than is being nominated by PTT under the Gas Sales Agreement. This could result in the Company receiving only 75% of the current contract price on a portion of its future natural gas sales to PTT. The Company is taking actions that it currently believes will minimize the penalty that it will incur on future gas sales to PTT by increasing production from the Tantawan Field. The contract sales price is subject to automatic semi-annual adjustments based upon a formula which takes into account changes in: Singapore fuel oil prices; the U.S. Bureau of Labor Statistics Oilfield Machinery and Tool Index; the Thai wholesale producer price index; and the U.S./Thai currency exchange rate. However, the Gas Sales Agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations; Foreign Currency Transaction Gain (Loss)" and "--Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues."

MISCELLANEOUS

    OTHER ASSETS

    The Company and a subsidiary, Pogo Offshore Pipeline Co., own interests in eight pipelines (excluding field gathering pipelines) through which offshore hydrocarbon production is transported. Through a wholly-owned subsidiary, Saginaw Pipeline Company, L.C. ("Saginaw"), which the Company acquired in its merger with Arch, the Company owns and operates the Saginaw pipeline, a six inches in diameter pipeline that runs from just outside of Fort Worth, Texas to Wichita Falls, Texas. Industrial Natural Gas, L.C., a subsidiary of Saginaw, markets the sale and transmission of natural gas through the Saginaw pipeline.

    In addition, the Company owns an approximately 19% interest in a cryogenic gas processing plant near Erath, Louisiana, which entitles it to process up to 186 MMcf of natural gas and 5,478 Bbls of natural gas liquids per day. The plant is not currently operating at full capacity.

    SALES

    The marketing of offshore oil and gas production is subject to the availability of pipelines and other transportation, processing and refining facilities, as well as the existence of adequate markets. As a result, even if hydrocarbons are discovered in commercial quantities, a substantial period of time may elapse before commercial production commences. If pipeline facilities in an area are insufficient, the Company may have to await the construction or expansion of pipeline capacity before production from that area can be marketed. The Company's domestic offshore properties are generally located in areas where a pipeline infrastructure is well developed and there is adequate availability in such pipelines to transport the Company's current and projected future production.

    The Company's Thailand Concession is traversed by two major (34 inches and 36 inches in diameter, respectively) natural gas pipelines that are owned and operated by PTT and which come within approximately 25 miles of the Tantawan Field (and are slightly closer to the Benchamas Field). Thaipo and its joint venture partners in the Tantawan Field signed a long-term gas sales contract with PTT in November 1995 which has since been amended to include production from the Benchamas Field. All oil and condensate production from the Tantawan Field is initially stored aboard the FPSO and is then sold to various third parties, including PTT, on a tanker load by tanker load basis at prices based on then current world oil prices, typically with reference to the Malaysian Tapis crude oil benchmark price. The buyer is responsible for sending a tanker to off load the oil and condensate it has purchased. It is currently anticipated that when the Benchamas Field commences production, crude oil and condensate production from the Benchamas Field will be initially stored aboard the FSO and a portion of such production will be sold under a long-term contract with a single buyer and a portion will continue to be sold on a tanker load by tanker load basis, similar to the way Tantawan Field crude is currently marketed. See "--International Operations; Contractual Terms Governing the Thailand Concession and Related Production."

    The marketing of onshore oil and gas production is also subject to the availability of pipelines, crude oil hauling and other transportation, processing and refining facilities as well as the existence of adequate markets. Generally, the Company's onshore oil and gas production is located in areas where commercial production of economic discoveries can be rapidly effectuated.

    Most of the Company's North American natural gas sales are currently made in the "spot market" for no more than one month at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is also generally sold one month at a time at the price that is then currently available. Other than any futures contracts which may exist from time to time, and which are referred to in "--Miscellaneous; Competition and Market Conditions," and the Gas Sales Agreement with PTT for production from the Tantawan and Benchamas Fields (see "--International Operations; Contractual Terms Governing the Thailand Concession and Related Production"), the Company has no existing contracts that require the delivery of fixed quantities of oil or natural gas other than on a best efforts basis. Enron Corp. and its affiliates and PTT, who purchased $29,539,000 (15% of the Company's consolidated gross revenues) and $23,137,000 (12% of the Company's consolidated gross revenues) of the Company's oil and gas production during 1998, respectively, were the Company's only customers to which sales exceeded 10% of its 1998 revenues. The oil and gas sold to Enron Corp. and its affiliates was sold under a number of short term, generally month to month, contracts.

    COMPETITION AND MARKET CONDITIONS

    The Company experiences competition from other oil and gas companies in all phases of its operations, as well as competition from other energy related industries. The Company's profitability and cash flow are highly dependent upon the prices of oil and natural gas, which historically have been seasonal, cyclical and volatile. In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including various weather, economic, political and regulatory conditions. In the past, when natural gas prices in the United States were low, the Company at times elected to curtail certain quantities of its production. In the future, the Company may again elect to curtail certain quantities of its natural gas production. Current low oil prices continue to have a material adverse effect on the Company's cash flows and, if sustained for a significant length, could have a material adverse effect on the Company's operations and financial condition and may result in a further reduction in funds available under the Company's credit agreement.

    Because it is impossible to predict future oil and gas price movements with any certainty, the Company from time to time enters into contracts on a portion of its production to hedge against the volatility in oil and gas prices. Such hedging transactions, historically, have never exceeded 50% of the Company's total oil and gas production on an energy equivalent basis for any given period. While intended to limit the negative effect of price declines, such transactions could effectively limit the Company's participation in price increases for the covered period, which increases could be significant. As of December 31, 1998, the Company was not a party to any natural gas futures contracts, crude oil swap agreements or other commodity hedging arrangements. When the Company does engage in such hedging activities, it may satisfy its obligations with its own production or by the purchase (or sale) of third party production. The Company may also cancel all delivery obligations by offsetting such obligations with equivalent agreements, thereby effecting a purely cash transaction.

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

    Due to the recent decline in oil and gas prices, many of the Company's partners, particularly the smaller ones, are experiencing liquidity and cash flow problems. These problems may lead to their attempting to delay or slow down the pace of drilling or project development in order to conserve cash, to a point that the Company believes is detrimental to the project. In most cases, the Company has the ability to influence the pace of development through joint operating agreements. Some partners may be unwilling or unable to pay their share of the costs of projects as they become due. At worst, a partner may declare bankruptcy and refuse or be unable to pay its share of the costs of a project. The Company would then be required to pay this partner's share of the project costs. In most instances, the Company believes that it is contractually protected from such an event through its ability to take over the non-paying partner's share of the project and by applicable oil and gas lien laws and bankruptcy laws. The Company believes that it would ultimately recover any sums that it is owed by non-paying partners that do not meet their share of the costs of a project in a timely fashion.

    RISKS OF FOREIGN OPERATIONS

    Ownership of property interests and production operations in Thailand and Canada, and in any other areas outside the United States in which the Company may choose to do business, are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations; Foreign Currency Transaction Gain
(Loss)," and "--Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues." The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company seeks to manage these risks by concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies.

EXPLORATION AND PRODUCTION DATA

    In the following data "gross" refers to the total acres or wells in which the Company has an interest and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

    ACREAGE

    The Company owns interests in developed and undeveloped oil and gas acreage in various parts of the world. These ownership interests generally take the form of "working interests" in oil and gas leases which have varying terms. In addition, the Company holds certain other types of mineral interests, including fee interests (which never expire) and royalty interests (which generally terminate when the underlying mineral lease expires). The Company owns varying fee and royalty interests in 10,800 gross acres in Texas and a royalty interest in 5,000 gross acres (1,250 net acres) offshore Louisiana. The following table shows the Company's interest in developed and undeveloped oil and gas acreage under lease as of December 31, 1998:

                                                       DEVELOPED             UNDEVELOPED
                                                       ACREAGE(A)            ACREAGE(B)
                                                  --------------------  ---------------------
                                                    GROSS       NET       GROSS        NET
                                                  ---------  ---------  ----------  ---------
Onshore
  Louisiana.....................................      2,745        559      20,146      6,338
  New Mexico....................................     31,102     20,336      74,297     55,302
  Texas.........................................     37,257     14,133     133,198     54,114
  Canada........................................     22,921      2,817      93,814     48,413
  Other.........................................      3,400        334         478         56
                                                  ---------  ---------  ----------  ---------
    Total Onshore...............................     97,425     38,179     321,933    164,223
                                                  ---------  ---------  ----------  ---------
Domestic Offshore
  Louisiana (State).............................      5,463      2,642       1,169        584
  Louisiana (Federal)...........................    166,570     54,267     167,056     56,389
  Texas (Federal)...............................     40,320     11,678      74,185     20,850
                                                  ---------  ---------  ----------  ---------
    Total Domestic Offshore.....................    212,353     68,587     242,410     77,823
                                                  ---------  ---------  ----------  ---------
    Total North America.........................    309,778    106,766     564,343    242,046
                                                  ---------  ---------  ----------  ---------
International
  North Sea.....................................         --         --     112,729     45,091
  Gulf of Thailand..............................    260,407    120,682     473,733    219,530
                                                  ---------  ---------  ----------  ---------
    Total International.........................    260,407    120,682     586,462    264,621
                                                  ---------  ---------  ----------  ---------
    Total Company...............................    570,185    227,448   1,150,805    506,667
                                                  ---------  ---------  ----------  ---------
                                                  ---------  ---------  ----------  ---------

------------------------

(a) ("Developed acreage" consists of lease acres spaced or assignable to production (including acreage held by aproduction) on which wells have been drilled or completed to a point that would permit production of commercial) quantities of oil or natural gas. "Developed acreage" in Thailand includes all acreage designated as a production area by the Thai government, which currently includes the Tantawan, Maliwan, Benchamas and Pakakrong production areas.

(b) ("Undeveloped acreage" includes acreage under lease or subject to lease or purchase options that the Company bcurrently expects to exercise. Approximately 9% of the Company's total domestic offshore net undeveloped acreage is )under leases that have terms expiring in 1999 (unless otherwise extended) and another approximately 12% of total domestic offshore net undeveloped acreage will expire in 2000 (unless otherwise extended). Approximately 11% of the Company's total onshore net undeveloped acreage is under leases that have terms expiring in 1999 (unless otherwise extended) and another approximately 14% of total onshore net undeveloped acreage will expire in 2000 (unless otherwise extended). All of the Company's undeveloped acreage in the Kingdom of Thailand must be relinquished to the Thai government on July 31, 2000, unless designated as a production area or unless the exploration term is extended. See "--International Operations; Contractual Terms Governing the Thailand Concession and Related Production."

PRODUCTIVE WELLS AND DRILLING ACTIVITY

    The following table shows the Company's interest in productive oil and natural gas wells as of December 31, 1998. For purposes of this table "productive wells" are defined as wells producing hydrocarbons and wells "capable of production" (e.g., natural gas wells waiting for pipeline connections or necessary governmental certification to commence deliveries and oil wells waiting to be connected to currently installed production facilities). This table does not include exploratory or developmental wells which have located commercial quantities of oil or natural gas but which are not capable of commercial production without the installation of material production facilities or which, for a variety of reasons, the Company does not currently believe will be placed on production.

                                                                              NATURAL GAS
                                                       OIL WELLS(A)             WELLS(A)
                                                   --------------------  ----------------------
                                                     GROSS       NET        GROSS        NET
                                                   ---------  ---------  -----------  ---------
Offshore United States...........................        125       34.2          90        27.1
Onshore (U.S. and Canada)........................        901      454.4         189        75.7
Kingdom of Thailand..............................     --         --              28        13.1
                                                   ---------  ---------         ---   ---------
    Total........................................      1,026      488.6         307       115.9
                                                   ---------  ---------         ---   ---------
                                                   ---------  ---------         ---   ---------

------------------------

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

                                                              1998                    1997                    1996
                                                     ----------------------  ----------------------  ----------------------
                                                     SUCCESSFUL      DRY     SUCCESSFUL      DRY     SUCCESSFUL      DRY
                                                     -----------  ---------  -----------  ---------  -----------  ---------
Gross Wells:
  Offshore United States
    Exploratory....................................         5.0         1.0         4.0         1.0         4.0         2.0
    Development....................................         2.0      --            12.0         3.0        17.0         3.0
  Onshore United States and Canada
    Exploratory....................................         9.0         4.0        18.0        12.0        12.0         4.0
    Development....................................        32.0         1.0        50.0         3.0        39.0         1.0
  Offshore Kingdom of Thailand
    Exploratory....................................        12.0      --            18.0         1.0         7.0      --
    Development....................................        12.0      --            16.0      --            16.0      --
                                                          -----         ---       -----   ---------         ---         ---
      Total........................................        72.0         6.0       118.0        20.0        95.0        10.0
                                                          -----         ---       -----   ---------         ---         ---
                                                          -----         ---       -----   ---------         ---         ---
Net Wells:
  Offshore United States
    Exploratory....................................        1.07         .25        1.21         .25         1.7         1.5
    Development....................................         .80      --            4.15        1.05         4.9         1.5
  Onshore United States and Canada
    Exploratory....................................        5.08        2.19       11.27        7.40         6.5         0.9
    Development....................................       22.61         .34       30.18        1.41        24.4         0.7
  Onshore Kingdom of Thailand
    Exploratory....................................        5.56      --            8.34         .46         2.4      --
    Development....................................        5.56      --            5.11      --             7.4      --
                                                          -----         ---       -----   ---------         ---         ---
      Total........................................       40.68        2.78       60.26       10.57        47.3         4.6
                                                          -----         ---       -----   ---------         ---         ---
                                                          -----         ---       -----   ---------         ---         ---

PRODUCTION AND SALES

    The following table summarizes the Company's average daily production, net of all royalties, overriding royalties and other outstanding interests, for the periods indicated. Natural gas production refers only to marketable production of natural gas on an "as sold" basis.

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Located in the United States and Canada
  Natural Gas (Mcf per day)......................................    122,246    147,200    107,700
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
  Liquid Hydrocarbons (Bbls per day)
    Crude Oil and Condensate.....................................     13,214     13,712     11,968
    Natural Gas Liquids(a).......................................      2,421      2,923      2,173
                                                                   ---------  ---------  ---------
      Total North American Liquid Hydrocarbons...................     15,635     16,635     14,141
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Located in the Kingdom of Thailand
  Natural Gas (Mcf per day)......................................     36,774     34,500     --
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
  Liquid Hydrocarbons (Bbls per day)
    Crude Oil and Condensate.....................................      2,561      2,216     --
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

------------------------

(a) NGL production sales includes sales attributable to both the Company's leasehold and plant ownership.

    The following table shows the average sales prices received by the Company for its production and the average production (lifting) costs per unit of production during the periods indicated. See "--Miscellaneous; Sales" and "--Miscellaneous; Competition and Market Conditions."

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Sales Prices:
  Located in the United States and Canada
    Natural Gas (per Mcf)...........................................  $    2.00  $    2.50  $    2.40
    Crude Oil and Condensate (per Bbl)..............................  $   12.97  $   19.49  $   22.12
    Natural Gas Liquids (per Bbl)...................................  $   10.52  $   12.89  $   14.92
  Located in the Kingdom of Thailand
    Natural Gas (per Mcf)...........................................  $    1.72  $    1.93     --
    Crude Oil and Condensate (per Bbl)..............................  $   13.17  $   18.60     --
Production (lifting) Costs(a):
  Located in the United States and Canada
    Natural Gas, Crude Oil, Condensate and Natural Gas Liquids (per
      Mcfe).........................................................  $     .61  $     .49  $     .53
  Located in the Kingdom of Thailand
    Natural Gas, Crude Oil and Condensate (per Mcfe)(b).............  $    1.10  $    1.12     --

------------------------

(a) Production costs were converted to common units of measure on the basis of relative energy content. Such production acosts exclude all depletion and amortization associated with property and equipment.

(b) The major contributing factor to lifting costs are lease operating expenses. A substantial portion of the Company's blease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO, which amounted to $11,122,000 net to the Company during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources; Future Capital Requirements; Other Material Long-Term Commitments."

RESERVES

    The following table sets forth information as to the Company's net proved and proved developed reserves as of December 31, 1998, 1997, and 1996, and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves, as estimated by Ryder Scott Petroleum Engineers ("Ryder Scott"), the Company's independent petroleum engineers, in accordance with criteria prescribed by the Securities and Exchange Commission ("SEC").

                                                                                       AS OF DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Total Proved Reserves:
  Oil, condensate, and natural gas liquids (MBbls)
    Located in the United States and Canada..................................      33,699      29,382      28,270
    Located in the Kingdom of Thailand.......................................      33,811      28,783      21,332
                                                                               ----------  ----------  ----------
      Total Company..........................................................      67,510      58,165      49,602
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Natural Gas (MMcf)
    Located in the United States and Canada..................................     271,780     216,720     215,946
    Located in the Kingdom of Thailand.......................................     168,389     184,768     144,998
                                                                               ----------  ----------  ----------
      Total Company..........................................................     440,169     401,488     360,944
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Present value of estimated future net revenues, before income taxes (in thousands)(a)
    Located in the United States and Canada..................................  $  294,629  $  406,161  $  773,127
    Located in the Kingdom of Thailand.......................................     200,597      56,620     181,418
                                                                               ----------  ----------  ----------
      Total Company..........................................................  $  495,226  $  462,781  $  954,545
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Total Developed Reserves:
  Oil, condensate, and natural gas liquids (MBbls)
    Located in the United States and Canada..................................      29,070      26,168      25,898
    Located in the Kingdom of Thailand.......................................       4,298       6,982       5,192
                                                                               ----------  ----------  ----------
      Total Company..........................................................      33,368      33,150      31,090
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Natural Gas (MMcf)
    Located in the United States and Canada..................................     184,630     179,972     192,034
    Located in the Kingdom of Thailand.......................................      40,424      59,760      45,998
                                                                               ----------  ----------  ----------
      Total Company..........................................................     225,054     239,732     238,032
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Present value of estimated future net revenues, before income taxes (in thousands)(a)
    Located in the United States and Canada..................................  $  242,574  $  377,530  $  710,871
    Located in the Kingdom of Thailand.......................................      28,244      36,692      69,062
                                                                               ----------  ----------  ----------
      Total Company..........................................................  $  270,818  $  414,222  $  779,933
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(a) The Company believes, for the reasons set forth in succeeding paragraphs, that the present value of estimated future anet revenues set forth in the Annual Report and calculated in accordance with SEC guidelines are not necessarily indicative of the true present value of the Company's reserves and, due to the fact that essentially all of the Company's domestic natural gas production is currently sold on the spot market, whereas all of the Company's Thai natural gas production is sold pursuant to a long-term gas sales contract, such estimates of future net revenues from the Company's domestic and Thai reserves are, accordingly, not useful for comparative purposes. See the discussion on the following pages for the prices used in making these calculations.

    Natural gas liquids comprised approximately 6% of the Company's total proved liquids reserves and approximately 11% of the Company's proved developed liquids reserves as of December 31, 1998. All hydrocarbon liquid reserves are expressed in standard 42 gallon Bbls. All gas volumes and gas sales are expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located.

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

    In computing future revenues from gas reserves attributable to the Company's domestic interests, prices in effect at December 31, 1998 were used, including current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with SEC guidelines, the gas prices that were used make no allowances for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For domestic gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. In computing future revenues from liquids attributable to the Company's domestic interests, prices in effect at December 31, 1998 were used and these prices were held constant to depletion of the properties. The future revenues are adjusted to reflect the Company's net revenue interest in these reserves as well as any ad valorem and other severance taxes but do not include, unless otherwise noted, any provisions for corporate income taxes.

    In computing future revenues from the Company's gas reserves attributable to the Company's interests in the Kingdom of Thailand, the current contract price under the Gas Sales Agreement was used, without giving effect to any of the adjustments provided for in the Gas Sales Agreement, due to their indeterminate nature as of December 31, 1998, in accordance with SEC guidelines. In computing future revenues from liquids attributable to the Company's interests in the Kingdom of Thailand, a price was used which the Company believes approximates the price that the Company would have received for its production from the Thailand Concession based upon the world market price for Tapis benchmark crude on December 31, 1998, and this price was held constant until depletion of the Company's reserves in the Kingdom of Thailand. The future revenues are adjusted to reflect the Company's net revenue interest in these reserves and the Company's obligations under the Thailand Concession, including the payment of SRB and applicable production bonuses, but does not include any provisions for U.S. or Thai corporate income or other taxes.

    In accordance with SEC guidelines, the prices used by the Company to calculate the present value of estimated future revenues are determined on a well or field by field basis, as applicable, as described above and were held constant over the productive life of the reserves. The initial weighted average prices used by Ryder Scott were as follows:

                                                                         AS OF DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Initial Weighted Average Price (in U.S. dollars):
  Oil, condensate, and natural gas liquids (per Bbl)
    Located in the United States and Canada......................  $   10.45  $   16.60  $   24.06
    Located in the Kingdom of Thailand...........................  $   12.68  $   16.00  $   24.56
  Natural Gas (per Mcf)
    Located in the United States and Canada......................  $    2.01  $    2.30  $    3.93
    Located in the Kingdom of Thailand...........................  $    1.81  $    1.83  $    2.09

    The estimates of future net revenue from the Company's domestic and Thailand properties are based on existing law where the properties are located and are calculated in accordance with SEC guidelines. Operating costs for the leases and wells include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. Development costs are based on authorization for expenditure for the proposed work or actual costs for similar projects. The current operating and development costs were held constant throughout the life of the properties. For properties located onshore, the estimates of future net revenues and the present value thereof do not consider the salvage value of the lease equipment or the abandonment cost of the lease since both are relatively insignificant and tend to offset each other. The estimated net cost of abandonment after salvage was considered for offshore properties where such costs net of salvage are significant.

    No deduction was made for indirect costs such as general and administrative and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. Accumulated gas production imbalances, if any, have been taken into account.

    Production data used to arrive at the estimates set forth above includes estimated production for the last few months of 1998. The future production rates from reservoirs now on production may be more or less than estimated because of, among other reasons, mechanical breakdowns and changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in the estimates of future production rates.

    The future prices received by the Company for the sales of its production may be higher or lower than the prices used in calculating the estimates of future net revenues and the present value thereof as set forth herein, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in arriving at such estimates.

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

    The Company is periodically required to file estimates of its oil and gas reserve data with various U.S. governmental regulatory authorities and agencies, including the Federal Energy Regulatory Commission ("FERC") and the Federal Trade Commission; with respect to reserves located in Canada, with the Alberta Energy Utilities Board and, with respect to reserves located in Thailand, the Kingdom of Thailand's Department of Mineral Resources and PTT, which the Company considers a quasi-governmental authority. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting reserves to these agencies, in some cases, is not comparable to that furnished by Ryder Scott in accordance with SEC guidelines because of the nature of the various reports required. The major differences generally include differences in the time as of which such estimates are made, differences in the definition of reserves, requirements to report in some instances on a gross, net or total operator basis and requirements to report in terms of smaller geographical units. During 1998, no estimates by the Company of its total proved net oil and gas reserves were filed with or included in reports to any governmental authority or agency other than the SEC; the Alberta Energy Utilities Board for Canadian Reserves; and, with respect to reserves relating to the Company's properties located in Thailand, the Kingdom of Thailand's Department of Mineral Resources and PTT.

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

    The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulations. If the party fails to report a spill or cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

    The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence of financial responsibility of up to $10,000,000 depending on gross tonnage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. For offshore facilities that have a worst case oil spill potential of more than 1,000 Bbls (which includes many of the Company's offshore producing facilities), certain amendments to the OPA that were enacted in 1996 provide that the amount of financial responsibility that must be demonstrated for most facilities ranges from $10,000,000 to $35,000,000, depending upon location, with higher amounts, up to $150,000,000 in certain limited circumstances. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities at no significant increase in expense over recent prior years. However, the Company cannot predict whether these financial responsibility requirements under the OPA amendments will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

    The Company's onshore operations are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment including CERCLA. Such laws and regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Federal, state, provincial and local initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states and Canadian provinces, and these initiatives could have a similar impact on the Company.

    The Company is asked to comment on the costs it incurred during the prior year on capital expenditures for environmental control facilities and the amount it anticipates incurring during the coming year. The Company believes that, in the course of conducting its oil and gas operations, many of the costs attributable to environmental control facilities would have been incurred absent environmental regulations as prudent, safe oilfield practice. During 1998, the Company incurred capital expenditures of approximately $4,600,000 for environmental control facilities, primarily relating to the installation of certain environmental control facilities on four platforms installed in the Gulf of Thailand and one platform in the Gulf of Mexico, and the drilling of three salt water disposal wells. The Company budgeted approximately $171,000 for expenditures involving environmental control facilities during 1999, including, among other things, environmental control equipment for two platforms in the Gulf of Thailand.

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

    The FERC has recently embarked on wide-ranging regulatory initiatives relating to gas transportation rates and services, including the availability of market-based and other alternative rate mechanisms to pipelines for transmission and storage services. In addition, the FERC has announced and implemented a policy allowing pipelines and transportation customers to negotiate rates above the otherwise applicable maximum lawful cost-based rates on the condition that the pipelines alternatively offer so-called recourse rates equal to the maximum lawful cost-based rates. With respect to gathering services, the FERC has issued orders declaring that certain facilities owned by interstate pipelines primarily perform a gathering function, and may be transferred to affiliated and non-affiliated entities that are not subject to the FERC's rate jurisdiction. These orders have been generally upheld on appeal to the courts. The Company cannot predict the ultimate outcome of these developments, nor the effect of these developments on transportation rates. Inasmuch as the rates for these pipeline services can affect the gas prices received by the Company for the sale of its production, the FERC's actions may have an impact on the Company. However, the impact should not be substantially different on the Company than it will on other similarly situated gas producers and sellers.

EMPLOYEES

    As of December 31, 1998, the Company and its subsidiaries had 185 full-time employees, including 24 in its Bangkok, Thailand office and seven in its Calgary, Canada office. None of the Company's employees are presently represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

    The information appearing in Item 1 of this Annual Report is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to various other legal proceedings consisting of routine litigation incidental to its businesses, but believes that any potential liabilities resulting from these proceedings are adequately covered by insurance or are otherwise immaterial at this time. See "Business--Government Regulation; Other Laws and Regulations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    Not Applicable.

ITEM S-K 401(B). EXECUTIVE OFFICERS OF REGISTRANT.

    Executive officers of the Company are appointed annually to serve for the ensuing year or until their successors have been elected or appointed. The executive officers of the Company, their age as of February 15, 1999 and the year each was elected to his present position are as follows:

                                                                                                                    YEAR
EXECUTIVE OFFICER                                                 EXECUTIVE OFFICE                      AGE        ELECTED
------------------------------------------------  ------------------------------------------------      ---      -----------
Paul G. Van Wagenen.............................  Chairman of the Board, President and Chief                53         1991
                                                    Executive Officer
Stuart P. Burbach...............................  Executive Vice President--Exploration                     46         1998
Kenneth R. Good.................................  Executive Vice President                                  61         1998
Jerry A. Cooper.................................  Senior Vice President and Western Division                50         1998
                                                    Manager
R. Phillip Laney................................  Senior Vice President and Manager of Worldwide            58         1998
                                                    New Ventures
John O. McCoy, Jr...............................  Senior Vice President and Chief Administrative            47         1998
                                                    Officer
J. D. McGregor..................................  Senior Vice President--Sales                              54         1998
Bruce E. Archinal...............................  Vice President and Onshore Division Manager               46         1997
David R. Beathard...............................  Vice President--Engineering                               40         1997
Stephen R. Brunner..............................  Vice President--Operations                                40         1997
Frank Davis III.................................  Vice President--Land                                      52         1997
John W. Elsenhans...............................  Vice President and Chief Financial Officer                46         1998
Thomas E. Hart..................................  Vice President and Controller                             56         1988
Ronald B. Manning...............................  Vice President and General Counsel                        45         1995
Gerald A. Morton................................  Vice President--Law and Corporate Secretary               40         1997

    Prior to assuming their present positions with the Company, the business experience of each executive officer for more than the last five years was as follows: Mr. Van Wagenen, who joined the Company in 1979, served as President and Chief Operating Officer of the Company since 1990; Mr. Burbach served as Vice President and Offshore Division Manager since rejoining the Company in 1991; Mr. Good, who joined the Company in 1977, served as Corporate Senior Vice President of the Company since 1996 and prior thereto served as the Company's Senior Vice President--Land and Budgets since 1991; Mr. Cooper, who joined the Company in 1979, served as Vice President and Western Division Manager for the Company since 1991; Mr. Laney, who joined the Company in 1977, served as Vice President and International Exploration Manager for the Company since 1991; Mr. McCoy, who joined the Company in 1978, served as Vice President and Chief Administrative Officer of the Company since 1989; Mr. McGregor, who joined the Company in 1981, served as Vice President--Sales since 1988; Mr. Archinal, who joined the Company in 1982, served as the Company's Onshore Division Manager since 1994 and prior thereto served as Offshore Division Exploration Manager for the Company since 1991; Mr. Beathard, who joined the Company in 1982, served as Manager of Petroleum Engineering for the Company since 1991; Mr. Brunner served as Resident Manager of the Company's Thailand operations since 1995, prior to which he was an Operations Manager for the Company since joining in 1994 and prior thereto held various positions in the energy industry, the most recent of which was as Operations Manager for Zilkha Energy since 1991; Mr. Davis, who joined the Company in 1978, served as Land Manager for the Company since 1991; Mr. Elsenhans, who joined the Company in 1991, served as Vice President-- Finance and Treasurer for the Company since 1995, and prior thereto was Director, Corporate Finance for the Company since 1991; Mr. Hart was Controller for the Company since joining the Company in 1977; Mr. Manning, who joined the Company in 1987, was Corporate Secretary and an Associate General Counsel for the Company since 1990; and Mr. Morton was an Associate General Counsel for the Company since 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS.

    The following table shows the range of low and high sales prices of the Company's Common Stock (the "Common Stock") on the New York Stock Exchange composite tape where the Common Stock trades under the symbol PPP. The Common Stock is also listed on the Pacific Stock Exchange.

                                                              LOW       HIGH
                                                           ---------  ---------
1997
1st Quarter..............................................  33 3/8     49 7/8
2nd Quarter..............................................  33 1/2     41 3/8
3rd Quarter..............................................  37 7/8     45 3/8
4th Quarter..............................................  27         44 9/16

1998
1st Quarter..............................................  26 1/2     34
2nd Quarter..............................................  21 1/2     34 11/16
3rd Quarter..............................................  11 5/8     25 7/8
4th Quarter..............................................  9 13/16    17 1/8

    As of February 22, 1999, there were 3,287 holders of record of the Company's Common Stock.

    In each of 1997 and 1998, the Company paid four quarterly dividends of $0.03 per share on its Common Stock. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

    Pursuant to the Company's revolving credit agreement with its banks under which the Company has borrowed funds, and the Indentures relating to the Company's 8 3/4% Senior Subordinated Notes due 2007 (the "2007 Notes") and
10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes"), the Company may not, subject to certain exceptions, pay any dividends on its capital stock or make any other distributions on shares of its capital stock (other than dividends or distributions payable solely in shares of such capital stock) or apply any funds, property or assets to the purchase, redemption, sinking fund or other retirement of its capital stock, if the aggregate amount of all such dividends, purchases, and redemptions would exceed an amount determined based on the consolidated income of the Company and its consolidated subsidiaries plus the proceeds of the issuance of capital stock from and after a specified date set forth in each respective agreement or, in the case of the revolving credit agreement, if the net worth of the Company is negative. As of February 1, 1999, $15,000,000 was available for dividends under this limitation in the Indenture relating to the 2009 Notes, the agreement currently having the most restrictive covenants.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                        (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AND PRODUCTION
                                                                                 DATA)
FINANCIAL DATA
Revenues:
  Crude oil and condensate...........................  $   74,703  $  112,603  $   96,908  $   76,557  $   65,141
  Natural gas........................................     116,148     158,500      94,589      72,032      99,093
  Natural gas liquids................................       9,303      13,748      11,867       8,097       9,189
                                                       ----------  ----------  ----------  ----------  ----------
  Oil and gas revenues...............................     200,154     284,851     203,364     156,686     173,423
  Pipeline sales and other...........................       2,649       1,449         613         873         185
                                                       ----------  ----------  ----------  ----------  ----------
    Total............................................  $  202,803  $  286,300  $  203,977  $  157,559  $  173,608
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..............  $  (43,098) $   37,116  $   33,581  $    9,230  $   27,374
Extraordinary losses.................................      --          --            (821)     --            (307)
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)....................................  $  (43,098) $   37,116  $   32,760  $    9,230  $   27,067
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Per share data:
  Income (loss) before extraordinary item--
    Basic............................................  $    (1.14) $     1.11  $     1.01  $     0.28  $     0.84
    Diluted..........................................  $    (1.14) $     1.06  $     0.97  $     0.28  $     0.82
  Cash dividends.....................................  $     0.12  $     0.12  $     0.12  $     0.12  $     0.06
  Price range of common stock:
    High.............................................  $    34.69  $    49.88  $    48.38  $    29.00  $    24.25
    Low..............................................  $     9.81  $    27.00  $    24.38  $    16.00  $    15.63
Weighted average number of common shares
  outstanding........................................      37,902      33,421      33,203      32,893      32,663
Longterm debt at year end............................  $  434,947  $  348,179  $  246,230  $  163,249  $  149,249
Shareholders' equity at year end.....................  $  249,660  $  146,106  $  107,282  $   71,708  $   64,037
Total assets at year end.............................  $  862,396  $  676,617  $  479,242  $  338,177  $  298,826
PRODUCTION (SALES) DATA
Net daily average and weighted average price:
  Natural gas (Mcf per day)..........................     159,000     181,700     107,700     121,000     144,800
    Price (per Mcf)..................................  $     2.00  $     2.39  $     2.40  $     1.63  $     1.88
  Crude oil-condensate (Bbl per day).................      15,775      15,927      11,968      11,786      11,100
    Price (per Bbl)..................................  $    12.97  $    19.37  $    22.12  $    17.80  $    16.08
  Natural gas liquids (Bbl per day)..................       2,422       2,923       2,173       1,998       2,222
    Price (per Bbl)..................................  $    10.52  $    12.89  $    14.92  $    11.10  $    11.33
CAPITAL EXPENDITURES
Oil and gas:
  Domestic Offshore--
    Exploration......................................  $   20,200  $   18,700  $   16,800  $   13,300  $    2,800
    Development......................................      42,500      59,800      73,900      17,800      44,100
    Purchase of reserves.............................       5,000         900      --          --          32,600
  Onshore North America--
    Exploration......................................      16,500      18,100      10,400       8,800       6,800
    Development......................................      28,100      38,400      27,800      22,400      23,700
    Purchase of reserves.............................     133,100       1,700      --           7,900      --
  Kingdom of Thailand--
    Exploration......................................      11,600      21,700       8,500       5,500       5,100
    Development......................................      95,500      62,500      54,700      24,400      --
    Purchase of reserves.............................      --          29,300      --           4,200      --
                                                       ----------  ----------  ----------  ----------  ----------
  Total oil and gas..................................     352,500     251,100     192,100     104,300     115,100
Other................................................       6,300       4,000       1,600         500       1,200
                                                       ----------  ----------  ----------  ----------  ----------
  Total..............................................  $  358,800  $  255,100  $  193,700  $  104,800  $  116,300
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    On August 17, 1998, a wholly owned subsidiary of the Company merged with and into Arch Petroleum Inc. ("Arch") in a stock-for-stock tax-free merger accounted for as a purchase. In connection with the merger, the Company paid off $51,749,000 of Arch's existing bank debt and production payment obligations. The Company also exchanged $5,000,000 of Arch's existing convertible subordinated notes, 727,273 shares of Arch preferred stock (having a liquidation preference of $20,000,000) and 17,321,804 shares of Arch common stock for approximately 2,500,000 shares of Common Stock.

RESULTS OF OPERATIONS

    NET INCOME (LOSS)

    The Company reported a net loss for 1998 of $43,098,000 or $1.14 per share, compared to net income for 1997 of $37,116,000 or $1.11 per share ($40,198,000 or $1.06 per share on a diluted basis) and net income for 1996 of $32,760,000 or $0.99 per share ($35,843,000 or $0.95 per share on a diluted basis). Among other items affecting the net loss for 1998 were non-recurring expenses totaling approximately $2,285,000 ($1,485,000 or $0.04 per share on an after-tax basis) related to the Company's acquisition of Arch and impairments to its oil and gas properties of $30,813,000, primarily resulting from poor reservoir performance and persistent low oil and gas prices. The Company recorded an extraordinary loss of $821,000 during the second quarter of 1996 related to the early retirement of the Company's 8% Convertible Subordinated Debentures, due 2005 with the proceeds from the Company's issuance on June 18, 1996, of its 5 1/2% Convertible Subordinated Notes, due 2006 (the "2006 Notes").

    Earnings per common share are based on the weighted average number of common shares outstanding for 1998 of 37,902,000, compared to 33,421,000 (38,064,000 on a diluted basis) for 1997 and 33,203,000 (37,920,000 on a diluted basis) for 1996. The increase in the weighted average number of common shares outstanding for 1998, compared to 1997, resulted primarily from the issuance of 3,882,023 shares of its common stock upon the conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998, the issuance as of August 17, 1998 of approximately 2,500,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the Company's acquisition of Arch and, to a lesser extent, the issuance of common stock upon the exercise of stock options pursuant to the Company's stock option plans. The increase in weighted average number of common shares outstanding for 1997, compared to 1996, resulted primarily from the issuance of common stock upon the exercise of stock options pursuant to the Company's stock option plans. The earnings per share computation on a diluted basis in 1998 is identical to the basic earnings per share computation because there were no securities of the Company that were dilutive during the period. The earnings per share computation on a diluted basis in 1997 and 1996 primarily reflect additional shares of common stock issuable upon the assumed conversion of the 2004 Notes and the elimination of related interest requirements, as adjusted for applicable federal income taxes and, to a lesser extent, the assumed exercise of options to purchase common shares. In addition, the number of common shares outstanding in the diluted computation is adjusted, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, to include dilutive shares that are assumed to have been issued by the Company in connection with options exercised during the year, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. SFAS No. 128 was adopted by the Company in 1997, resulting in a restatement of the earnings per share calculations for 1997 and 1996, and all preceding years.

    TOTAL REVENUES

    The Company's total revenues for 1998 were $202,803,000, a decrease of approximately 29% from total revenues of $286,300,000 for 1997, and a decrease of approximately 1% from total revenues of $203,977,000 for 1996. The decrease in the Company's total revenues for 1998, compared to 1997, resulted primarily from the substantial decrease in oil and gas revenues, that was partially offset by an increase in pipeline sales related to the Saginaw pipeline, which was acquired as part of the Arch acquisition, in the third quarter of 1998. The decrease in the Company's total revenues for 1998, compared to 1996, resulted primarily from the decrease in oil and gas revenues that were nearly offset by the revenues generated by the Saginaw pipeline.

    OIL AND GAS REVENUES

    The Company's oil and gas revenues for 1998 were $200,154,000, a decrease of approximately 30% from oil and gas revenues of $284,851,000 for 1997, and a decrease of approximately 2% from oil and gas revenues of $203,364,000 for 1996. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 1998 and the previous two years:

                                                                           1998 COMPARED TO
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Increase (decrease) in oil and gas revenues resulting from variances in:
  Natural gas--
    Price.............................................................  $  (25,802) $  (15,728)
    Production........................................................     (16,550)     37,287
                                                                        ----------  ----------
                                                                           (42,352)     21,559
  Crude oil and condensate--
    Price.............................................................     (37,178)    (40,077)
    Production........................................................        (722)     17,872
                                                                        ----------  ----------
                                                                           (37,900)    (22,205)
                                                                        ----------  ----------
  Natural Gas Liquids.................................................      (4,445)     (2,564)
                                                                        ----------  ----------
    Increase (decrease) in oil and gas revenues.......................  $  (84,697) $   (3,210)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The decrease in the Company's oil and gas revenues in 1998, compared to 1997, is related to declines in the average price that the Company received for its natural gas and oil, condensate and NGL ("liquid hydrocarbons") production volumes and, to a lesser extent, declines in such production volumes. The decrease in the Company's oil and gas revenues in 1998, compared to 1996, is related to declines in the average price that the Company received for its natural gas and liquid hydrocarbon production volumes, that more than offset substantial increases in natural gas and liquid hydrocarbon production volumes.

                                                                                      % CHANGE                % CHANGE
                                                                                        1998                    1998
                                                                                         TO                      TO
                                                                 1998       1997        1997        1996        1996
                                                               ---------  ---------  -----------  ---------  -----------
Comparison of Increases (Decreases) in:
NATURAL GAS--
  Average prices
    North America............................................  $    2.09  $    2.50        (16%)  $    2.40        (13%)
    Kingdom of Thailand (Thai baht)(a).......................         70         60         17%         N/A         N/A
      Company-wide average price.............................  $    2.00  $    2.39        (16%)  $    2.40        (17%)
  Average daily production volumes (MMcf per day)
    North America............................................      122.2      147.2        (17%)      107.7         13%
    Kingdom of Thailand (a)..................................       36.8       34.5          7%         N/A         N/A
                                                               ---------  ---------               ---------
      Company-wide average daily production..................      159.0      181.7        (12%)      107.7         48%
                                                               ---------  ---------               ---------
                                                               ---------  ---------               ---------
CRUDE OIL AND CONDENSATE--
  Average prices
    North America............................................  $   12.94  $   19.49        (34%)  $   22.12        (42%)
    Kingdom of Thailand(a)...................................  $   13.17  $   18.60        (29%)        N/A         N/A
      Company-wide average price.............................  $   12.97  $   19.37        (33%)  $   22.12        (41%)
  Average daily production volumes (Bbls per day)
    North America............................................     13,214     13,711         (4%)     11,968         10%
    Kingdom of Thailand (a)..................................      2,561      2,216         16%         N/A         N/A
                                                               ---------  ---------               ---------
      Company-wide average daily production..................     15,775     15,927         (1%)     11,968         32%
                                                               ---------  ---------               ---------
                                                               ---------  ---------               ---------
TOTAL LIQUID HYDROCARBONS--
  Company-wide average daily production
    (Bbls per day)...........................................     18,197     18,851         (3%)     14,141         29%
                                                               ---------  ---------               ---------
                                                               ---------  ---------               ---------

------------------------

(a) Production from the Tantawan Field commenced in February 1997, with a start-up phase which extended through March 15, 1997. Consequently, no production figures are presented for 1996 and all Thailand production figures for 1997 reflect only nine and a half months of full production.

    NATURAL GAS

    THAILAND PRICES. The price that the Company receives under the Gas Sales Agreement for its natural gas production from the Thailand Concession normally adjusts on a semi-annual basis. However, the Gas Sales Agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. See "Business--International Operations; Contractual Terms Governing the Thailand Concession and Related Production." Due to the volatility of the Thai baht and the current economic difficulties in the Kingdom of Thailand and throughout Southeast Asia, the price that the Company receives under the Gas Sales Agreement adjusted several times during 1998, and almost monthly in the latter half of 1997. The Company cannot predict what the baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. See ";Foreign Currency Transaction Gain (Loss)," "--Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues" and "Business--International Operations; Contractual Terms Governing the Thailand Concession."

    PRODUCTION. The decrease in the Company's natural gas production during 1998, compared to 1997, was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform, and to a lesser extent, four periods in the second half of 1998 during which most of the Company's offshore production was shut-in as a precautionary measure due to hurricanes in the Gulf of Mexico and natural production declines, that was partially offset by increased production from the Company's onshore properties located in South Texas and South Louisiana. The increase in the Company's average natural gas production for 1998, compared to 1996, was related in large measure to the commencement of production from the Tantawan Field in the first quarter of 1997, and, to a lesser extent, production from the Company's East Cameron Block 334 "E" platform, which commenced production in April 1997, and production from properties that the Company acquired in its acquisition of Arch, that was only partially offset by the anticipated natural decline in deliverability from certain of the Company's properties. Commencing on October 1, 1998, the Company and its joint venture partners in the Thailand Concession have been delivering less natural gas than is being nominated by PTT under the Gas Sales Agreement. This could result in the Company receiving only 75% of the current contract price on a portion of its future natural gas sales to PTT. The Company is taking actions that it currently believes will minimize the penalty that it will incur on future gas sales to PTT by, among other things, increasing production from the Tantawan Field. As of December 31, 1998, the Company was not a party to any future natural gas sales contracts.

    CRUDE OIL AND CONDENSATE

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

    PRODUCTION. The decrease in the Company's crude oil and condensate production during 1998, compared to 1997, resulted primarily from a decrease in condensate production from the Company's East Cameron Block 334 "E" platform, which was in part due to damage sustained in a marine accident at the crude oil and condensate pipeline from the platform, that was only partially offset by increased production from a full year's worth of production from the Tantawan Field and the Company's ongoing development drilling and workover programs in the offshore and onshore Gulf of Mexico regions. The increase in the Company's average crude oil and condensate production for 1998, compared to 1996, was related in large measure to the commencement of production from the Tantawan Field in the first quarter of 1997 and, to a lesser extent, condensate production from the Company's East Cameron Block 334 "E" platform, which commenced production in April 1997 and production from properties that the Company acquired in its acquisition of Arch, that was only partially offset by the anticipated natural decline in deliverability from certain of the Company's properties. As of December 31, 1998, the Company was not a party to any crude oil swaps or futures contracts.

    NGL PRODUCTION. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products that are extracted from natural gas production. The decrease in NGL revenues for 1998, compared with 1997, primarily related to a decrease in the average price that the Company received for its NGL and, to a lesser extent, a decrease in the Company's NGL production volumes. The decrease in NGL revenues in 1998, compared with 1996, primarily related to a decrease in price that the Company received for its NGL production, that was only partially offset by an increase in the Company's NGL production.

    COSTS AND EXPENSES

                                                                                % CHANGE                       % CHANGE
                                                   1998            1997       1998 TO 1997        1996       1998 TO 1996
                                              --------------  --------------  -------------  --------------  -------------
Comparison of Increases (Decreases) in:
  LEASE OPERATING EXPENSES
    North America...........................  $   50,300,000  $   43,934,000          14%    $   37,628,000          34%
    Kingdom of Thailand(a)..................  $   20,913,000  $   19,567,000           7%               N/A          N/A
                                              --------------  --------------                 --------------
      Total Lease Operating Expenses........  $   71,213,000  $   63,501,000          12%    $   37,628,000          89%
                                              --------------  --------------                 --------------
                                              --------------  --------------                 --------------
  GENERAL AND ADMINISTRATIVE EXPENSES.......  $   26,356,000  $   21,412,000          23%    $   18,028,000          46%
  EXPLORATION EXPENSES......................  $    9,802,000  $   10,530,000          (7%)   $   16,777,000         (42%)
  DRY HOLE AND IMPAIRMENT EXPENSES..........  $   41,736,000  $    9,631,000         333%    $    8,579,000         386%
  DEPRECIATION, DEPLETION AND AMORTIZATION
    (DD&A) EXPENSES.........................  $  110,916,000  $  103,157,000           8%    $   61,857,000          79%
    DD&A rate...............................  $         1.12  $         0.95          18%    $         0.87          29%
    Mcfe produced...........................      97,894,000     107,605,000          (9%)       70,472,000          39%
  INTEREST--
    Charges.................................  $   24,682,000  $   21,886,000          13%    $   13,203,000          87%
    Capitalized Interest Expense............  $    9,381,000  $    6,175,000          52%    $    4,244,000         121%
  FOREIGN CURRENCY TRANSACTION GAIN
    (LOSS)..................................  $      953,000  $   (7,604,000)         N/A          --                N/A
  INCOME TAX BENEFIT (EXPENSE)..............  $   27,751,000  $  (18,091,000)         N/A    $  (18,800,000)         N/A

------------------------

    (a) Production from the Tantawan Field commenced in February 1997, with a start-up phase which extended through March 15, 1997. No lease operating expenses were incurred in Thailand prior to commencement of production.

    LEASE OPERATING EXPENSES.

    The increase in North American lease operating expenses for 1998, compared to 1997, were affected by $2,142,000 in expenses related to purchasing natural gas for transportation and subsequent resale on the Saginaw pipeline system acquired in the merger with Arch, a non-recurring maintenance project on the Company's East Cameron 334 "E" platform during the first quarter of 1998 and by operating expenses related to the Saginaw pipeline system and other Arch properties for which no corresponding expenses were recorded during 1997. In addition, lease operating expenses for 1997 were reduced by a $1,793,000 in refunds in connection with the Company's audit of a joint venture partner and settlement of a dispute with a vendor. The increase in lease operating expenses in the Kingdom of Thailand for 1998, compared to 1997, was primarily related to the fact that prior to the commencement of production in the Tantawan Field on February 1, 1997, no lease operating expenses were incurred by the Company in Thailand. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by Tantawan Services, L.L.C., in connection with its bareboat charter of the FPSO, which amounted to $11,122,000 and $10,200,000 (net to the Company's interest) for 1998 and 1997, respectively. See "--Liquidity and Capital Resources; Capital Requirements; Other Material Long-Term Commitments." In addition to the reasons discussed above, North American lease operating expenses for 1998, compared to 1996, also increased due to a shortage of qualified offshore service contractors, which permitted such contractors to increase the costs of their services significantly during 1997, increased expenses related to the leasing of certain equipment in the Gulf of Mexico, a year to year increase in the level of the Company's operating activities, including increased operating costs related to additional properties brought on production and an increased ownership interest in certain properties as a result of the acquisition of such interests also contributed to the increase.

    GENERAL AND ADMINISTRATIVE EXPENSES

    The increase in general and administrative expenses for 1998, compared with 1997 and 1996, was related to a number of non-recurring expenses arising in connection with the Company's acquisition of Arch totaling approximately $2,285,000, that included severance payments to former officers and employees of Arch, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

    EXPLORATION EXPENSES

    Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and geological and geophysical costs which are expensed as incurred. The decreases in exploration expenses for 1998, compared to 1997 and 1996, resulted primarily from decreased geophysical activity by the Company in most of its operational areas except Canada, where the Company participated in a significant 3-D survey during 1998, and a decrease in delay rental payments.

    DRY HOLE AND IMPAIRMENT EXPENSES

    Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments resulting from the application of SFAS No. 121 due to decreases in expected reserves from producing wells. The increase in dry hole and impairment expenses for 1998, compared with 1997 and 1996, was principally related to the dry hole cost of the Company's Mustang Island Block A-51 well, and impairment expenses related a decline in reserves at the Company's East Cameron Block 334/335 Field and its Keystone Field located in Winkler County, Texas (which the Company sold at year-end 1998) and disappointing reservoir performance at the Company's South Pass Block 78 Field.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES

    The Company accounts for its oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties are reviewed whenever events or changes in circumstances indicate that the value of such property on the Company's books may not be recoverable. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, he proved properties are written down to their estimated fair value. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. As a result of poor reservoir performance and persistent low oil and gas prices, the Company performed such a review in 1998 and expensed $30,813,000 related to its domestic oil and gas properties which is included in the Consolidated Statements of Income as dry hole and impairment expense. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred.

    The provision for DD&A expense is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States and Canada. The increase in the Company's DD&A expenses for 1998, compared to 1997, resulted primarily from an increase in the Company's composite rate, that was not entirely offset by a decline in the Company's natural gas and liquid hydrocarbon production. The increase in the Company's DD&A expenses for 1998, compared to 1996, resulted primarily from an increase in the Company's natural gas and liquid hydrocarbon production and, to a lesser extent, an increase in the Company's composite DD&A rate.

    The increase in the composite DD&A rate for all of the Company's producing fields for 1998, compared to 1997 and 1996, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. Management currently anticipates that this trend will continue for the foreseeable future, resulting in generally increasing DD&A rates.

    INTEREST

    INTEREST CHARGES. The increase in the Company's interest charges for 1998, compared to 1997 and 1996, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased average interest rates on the debt outstanding (resulting primarily from the issuance of the 2007 Notes on May 22, 1997, which bear interest at an 8 3/4% annual interest rate). As of December 31, 1998, the Company was not a party to any interest rate swap agreements. Management currently expects the average interest rate on its outstanding debt to continue to increase due to the issuance of the 2009 Notes on January 15, 1999, which bear interest at a 10 3/8% interest rate.

    CAPITALIZED INTEREST. The increase in capitalized interest for 1998, compared to 1997 and 1996, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during 1998 ($137,956,000) compared to 1997 ($96,530,000) and 1996 ($68,740,000), and from an increase in the computed rate that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense during the latter half of 1997 and 1998 resulted from capitalization of interest related to capital expenditures for the development of the Benchamas Field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

    FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

    The foreign currency transaction gain and loss each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai baht that were on the Company's subsidiary's financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the baht would be set against the dollar and other currencies under a "managed float" program arrangement. This led to a substantial decline in value of the Thai baht compared to the U.S. dollar, resulting in the foreign currency transaction losses during 1997. During 1998, the value of the Thai baht has generally strengthened against the U.S. dollar, resulting in corresponding foreign currency transaction gains. However, the Company cannot predict what the Thai baht to dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of December 31, 1998, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

    INCOME TAX BENEFIT (EXPENSE)

    The Company's income tax benefit for 1998, compared to its income tax expenses for 1997 and 1996, resulted primarily from a pre-tax loss resulting from substantially lower revenues in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS

    The Company's Consolidated Statement of Cash Flows for 1998 reflects net cash provided by operating activities of $70,929,000. In addition to net cash provided by operating activities, the Company received net proceeds of $1,034,000 from the exercise of stock options, $7,164,000 from the sale of certain non-strategic properties and tubular stock, and had net borrowings of $136,447,000 under its Credit

Agreement and other senior debt facilities. In addition, on January 15, 1999, the Company consummated the offering of $150,000,000 of its 2009 Notes.

    During 1998, the Company invested $201,946,000 of such cash flow in capital projects, retired a production payment obligation for $15,246,000 related to the Arch acquisition, spent $2,961,000 to purchase proved reserves, paid $4,531,000 ($0.03 per share for each quarter of 1998) in cash dividends to holders of the Company's common stock, paid $2,635,000 in debt issuance expenses and paid a net amount of $621,000 in miscellaneous other expenditures. As of December 31, 1998, the Company's cash and cash investments were $7,959,000 and its long-term debt stood at $434,947,000.

    FUTURE CAPITAL REQUIREMENTS

    The Company's capital and exploration budget for 1999, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $170,000,000. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities, funds available under its Credit Agreement and uncommitted credit lines and amounts that the Company currently believes that it can obtain from external sources including the issuance of new debt and convertible preferred securities, or asset sales, will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 1999, and future dividend payments at current levels (including a dividend payment of $0.03 per share to be paid on February 26, 1999 to shareholders of record on February 12, 1999). Subject to favorable market conditions and other factors, the Company also currently intends to issue convertible preferred equity securities during 1999 to assist in funding its future capital and exploration plans. The declaration of future dividends on the Company's common stock will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

    OTHER MATERIAL LONG-TERM COMMITMENTS

    As of February 9, 1996, Tantawan Services, L.L.C. ("TS"), a company that is currently a wholly owned subsidiary of the Company, entered into a Bareboat Charter Agreement (the "Charter") with Tantawan Production B.V. for the charter of the FPSO for use in the Tantawan Field. See "Business--International Operations." The term of the Charter is for a period ending July 31, 2008, subject to extension. In addition, TS has a purchase option on the FPSO throughout the term of the Charter. TS has also contracted with another company, SBM Marine Services Thailand Ltd., to operate the FPSO on a reimbursable basis throughout the initial term of the Charter. Performance of both the Charter and the agreement to operate the FPSO are non-recourse to TS and the Company. However, performance is secured by a negative pledge on any hydrocarbons stored on the FPSO and is guaranteed by each of the working interest holders in the Tantawan Field, including Thaipo. Thaipo's guarantee is limited to its percentage interest in the Tantawan Field (currently 46.34%). The Charter currently provides for an estimated charter hire commitment of $24,000,000 per year ($11,122,000 net to Thaipo) for the first ten years and a decreasing amount thereafter.

    As of August 24, 1998, Thaipo and its joint venture partners (collectively, the "Charterers") entered into a Bareboat Charter Agreement (the "BCA") with Watertight Shipping B.V. for the charter of the FSO. See "Business--International Operations." The term of the BCA is for a period of ten years commencing on the date that the FSO is ready to begin operations in the Benchamas Field. In addition, the Charterers have a purchase option on the FSO throughout the term of the BCA. The Charterers have also contracted with another company, Tanker Pacific (Thailand) Co. Ltd, to operate the FSO on a fixed fee basis throughout the initial term of the BCA. Performance of both the BCA and the agreement to operate the FSO are non-recourse to the Company. However the obligations of each joint venturer are full recourse to each joint venturer, but the obligations are several, meaning that each joint venturer's obligations are limited to its percentage interest in the Thailand Concession. Collectively, the BCA and the operating agreement currently provide for an estimated expense of chartering and operating the FSO of $11,253,000 per year ($5,215,000 net to Thaipo), which will commence after the FSO is installed in the Benchamas Field in late May or June of this year.

    CAPITAL STRUCTURE

    CREDIT AGREEMENT AND UNCOMMITTED CREDIT LINES. Effective August 1, 1997, the Company entered into an amended and restated Credit Agreement, which was amended most recently on December 21, 1998. The Credit Agreement provides for a $200,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of domestic, Canadian and Thai properties. Generally, the borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based on the lenders' usual and customary criteria for oil and gas transactions. As of February 1, 1999, the Company's total borrowing base was set at $140,000,000, which amount cannot be reduced until after April 30, 1999. However, due to limitations on total indebtedness under the Credit Agreement, the Company is currently limited to borrowing only $135,000,000 under the Credit Agreement and its other senior debt arrangements. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness (including a total indebtedness limit of $500,000,000), creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement bear interest at a rate based upon the percentage of the borrowing base that is being utilized, ranging from a base (prime) rate or LIBOR plus 1.25% to a base rate plus 0.25% or LIBOR plus 2.0%, at the Company's option. Borrowings under the Credit Agreement currently bear interest at a base rate or LIBOR plus 1.75%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged and is based upon the percentage of the borrowing base that is being utilized, ranging from 0.25% to 0.375%. The commitment fee is currently 0.375% per annum on the unborrowed amount under the Credit Agreement. As of February 15, 1999, there was $102,000,000 outstanding under the Credit Agreement.

    As of February 15, 1999, the Company is a party to separate letter agreements with two banks under which each bank may provide an uncommitted money market line of credit. One of the agreements provides for a $20,000,000 line of credit, and the other provides for a $10,000,000 line of credit. Both lines of credit are on an as available or as offered basis and neither bank has any obligation to make any advances under its line of credit. Although loans made under each letter agreement are for a maximum term of 30 days, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under its Credit Agreement. Each letter agreement permits either party to terminate such letter agreement at any time. Under its Credit Agreement, the Company is currently limited to incurring a maximum of $20,000,000 of additional senior debt, which would include debt incurred under both lines of credit and under the banker's acceptances discussed below. Further, the 2007 Notes and the 2009 Notes also restrict the incurrence of additional senior indebtedness. See "; 2007 Notes" and "; 2009 Notes." As of December 31, 1998, there was $4,000,000 outstanding under one of the lines of credit at an interest rate of 6.1%

    BANKER'S ACCEPTANCES. On June 3, 1998, the Company entered into a Master Banker's Acceptance Agreement under which one of the Company's lenders has offered to accept up to $20,000,000 in bank drafts from the Company. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement are for a maximum term of 182 days; however, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Agreement. Under its Credit Agreement, the Company is currently limited to incurring a maximum of $20,000,000 of additional senior debt, which would include banker's acceptances as well as debt incurred under the lines of credit discussed previously. Further, the 2007 Notes and the 2009 Notes offered also restrict the incurrence of additional senior indebtedness. See "; 2007 Notes" and "; 2009 Notes." The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice. As of December 31, 1998, bank drafts in the principal amount of $10,947,000 bearing interest at an average rate of 5.9% were outstanding under this agreement.

    2009 NOTES. On January 15, 1999, the Company issued $150,000,000 principal amount of 2009 Notes. The proceeds from the issuance of the 2009 Notes were used to repay amounts outstanding under the Credit Agreement. The 2009 Notes bear interest at a rate of 10 3/8%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1999. The 2009 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Agreement, its unsecured credit lines and its banker's acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to the Company's subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2009 Notes. The 2009 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2009 Notes), at 101% of their principal amount. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

    2007 NOTES. On May 22, 1997, the Company issued $100,000,000 principal amount of 2007 Notes. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year. The 2007 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Agreement, its unsecured credit lines and its banker's acceptances, are equal in right of payment to the 2009 Notes, but are senior in right of payment to the Company's subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The 2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2009 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

    2006 NOTES. The outstanding principal amount of 2006 Notes was $115,000,000 as of December 31, 1998. The 2006 Notes are convertible into Common Stock at $42.185 per share, subject to adjustment upon the occurrence of certain events. The 2006 Notes bear interest at a rate of 5 1/2% and will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 1999, at a redemption price of 103.85% of their principal amount and decreasing percentages thereafter. No sinking fund payments are required on the 2006 Notes. The 2006 Notes are redeemable at the option of any holder, upon the occurrence of a repurchase event (a change of control and other circumstances as defined in the indenture governing the 2006 Notes), at 100% of the principal amount.

    2004 NOTES. The Company's 2004 Notes were called for redemption on March 16, 1998, at a price equal to 103.30% of their principal amount. Prior thereto, holders of all but $95,000 principal amount of the 2004 Notes chose to convert their 2004 Notes into Common Stock at a conversion price of $22.188 per common share, rather than receive cash for their 2004 Notes resulting in the issuance of 3,879,726 shares of Common Stock.

    OTHER MATTERS

    INFLATION. Publicly held companies are asked to comment on the effects of inflation on their business. Currently annual inflation in terms of the decrease in the general purchasing power of the U.S. dollar is running much below the general annual inflation rates experienced in the past. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the U.S. dollar due to inflation, such effect is not currently considered significant.

    SOUTHEAST ASIA ECONOMIC ISSUES. A substantial portion of the Company's oil and gas operations are conducted in Southeast Asia, and a substantial portion of its natural gas and liquid hydrocarbon production is sold there. Southeast Asia in general, and the Kingdom of Thailand in particular, have experienced severe economic difficulties which have been characterized by sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. The government of the Kingdom of Thailand and other governments in the region are currently acting to address these issues. However, the economic difficulties currently being experienced in Thailand, together with the volatility of the Thai baht against the U.S. dollar, will continue to have a material impact on the Company's operations in the Kingdom of Thailand, together with the prices that the company receives for its oil and natural gas production there. See "--Results of Operations; Oil and Gas Revenues" and "--Results of Operations; Foreign Currency Transaction Gain (Loss)."

    All of the Company's current natural gas production from the Thailand Concession is committed under a long-term Gas Sales Agreement to PTT at a price denominated in Thai baht which is determined in accordance with a formula that is intended to ameliorate, at least in part, any decline in the purchasing power of the Thai baht against the U.S. dollar. See "Business--International Operations; Contractual Terms Governing the Thailand Concession" and "Business--Miscellaneous; Sales." Although the Company currently believes that PTT will honor its commitments under the Gas Sales Agreement, a failure by PTT to honor such commitments could have a material adverse effect on the Company.

    The Company's crude oil and condensate production from the Thailand Concession is currently sold on a tanker load by tanker load basis. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are typically paid in U.S. dollars. See "Business--International Operations; Contractual Terms Governing the Thailand Concession and Related Production" and "Business--Miscellaneous; Sales." The Company believes that the current economic difficulties in Southeast Asia have resulted in a decreased demand for petroleum products in the region, which has contributed to the recent general decline in crude oil and condensate prices throughout the world. This price decline has had an adverse effect on all oil and gas companies that sell their production on the world spot markets, including the Company, without regard to where their respective production is located.

    YEAR 2000 READINESS DISCLOSURE. Many computer software systems, as well as certain hardware and equipment using date-sensitive data, were structured to use a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. The Company is addressing this issue through a process that entails evaluation of the Company's critical software and, to the extent possible, its hardware and equipment to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

    The Company has substantially completed an inventory of its systems and equipment including computer systems and business applications. Based upon this review, the Company currently believes that all of its critical software and computer hardware systems are either Year 2000 compliant or will be within the next six months. The Company continues to inventory its equipment and facilities to determine if they contain embedded date-sensitive technology. If problems are discovered, remediation, replacement or alternative procedures for non-compliant equipment and facilities will be undertaken on a business priority basis. This process will continue and, depending upon the equipment and facilities, is scheduled for completion during the first three quarters of 1999. As of December 31, 1998, the Company had incurred approximately $50,000 in expenses related to its Year 2000 compliance efforts. These costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment may be more efficient, particularly where additional functionality is available. These replacements may be capitalized and therefore would reduce the estimated 1999 expenses associated with the Year 2000 issue. The Company currently expects total out-of-pocket costs to become Year 2000 compliant to be less than $1,000,000. The Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

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

    The disclosure set forth in this section is provided pursuant to Securities Act Release No. 33-7558. As such it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements." This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

COMMODITY PRICE RISK

    The Company produces, purchases and sells natural gas, crude oil, condensate and NGLs. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. In the past, the Company has made limited use of a variety of derivative financial instruments only for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. See "Business--Competition and Market Conditions." As discussed earlier, the Company was not party to any derivative financial instruments during 1998.

INTEREST RATE RISK

    From time to time, the Company has entered into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1998:

                                                                                                                      FAIR
                                              1999        2000        2001       2002        2003      THEREAFTER    TOTAL
                                              -----     ---------  ----------  ---------     -----     ----------  ----------
Liabilities--Long-Term Debt:
  Variable Rate..........................   $       0   $  32,992  $  120,971  $  65,984   $       0   $        0  $  219,947
  Average Interest Rate..................      --            7.3%        7.3%       7.3%      --           --            7.3%

  Fixed Rate.............................   $       0   $       0  $        0  $       0   $       0   $  215,000  $  215,000
  Average Interest Rate..................      --          --          --         --          --             7.0%        7.0%


                                             VALUE
                                           ----------
Liabilities--Long-Term Debt:
  Variable Rate..........................  $  219,947
  Average Interest Rate..................      --
  Fixed Rate.............................  $  172,637
  Average Interest Rate..................      --

FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company conducts business in Thai baht and the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company conducts a substantial portion of its oil and gas production and sales in Southeast Asia. Southeast Asia in general, and the Kingdom of Thailand in particular, have experienced severe economic difficulties, including sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations; Foreign Currency Transaction Gain (Loss") and "--Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues." However, the economic difficulties in Thailand and the volatility of the Thai baht against the U.S. dollar will continue to have a material impact on the Company's Thailand operations and prices that the Company receives for its oil and gas production there. Although the Company's sales to PTT under the Gas Sales Agreement are denominated in baht, because predominantly all of the Company's crude oil sales and its capital and most other expenditures in the Kingdom of Thailand are dominated in U.S. dollars, the U.S. dollar is the functional currency for the Company's operations in the Kingdom of Thailand.

    Exposure from market rate fluctuations related to activities in Canada, where the Company's functional currency is the Canadian dollar, is not material at this time.

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ANNUAL REPORT ON FORM 10K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                                 HOUSTON, TEXAS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Pogo Producing Company:

    We have audited the accompanying consolidated balance sheets of Pogo Producing Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pogo Producing Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 19, 1999

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                    (EXPRESSED IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
Revenues:
  Oil and gas................................................................  $  200,154  $  284,851  $  203,364
  Pipeline sales and other...................................................       2,649       1,449         613
                                                                               ----------  ----------  ----------
    Total....................................................................     202,803     286,300     203,977
                                                                               ----------  ----------  ----------
Operating Costs and Expenses:
  Lease operating............................................................      71,213      63,501      37,628
  General and administrative.................................................      26,356      21,412      18,028
  Exploration................................................................       9,802      10,530      16,777
  Dry hole and impairment....................................................      41,736       9,631       8,579
  Depreciation, depletion and amortization...................................     110,916     103,157      61,857
                                                                               ----------  ----------  ----------
    Total....................................................................     260,023     208,231     142,869
                                                                               ----------  ----------  ----------
Operating Income (Loss)......................................................     (57,220)     78,069      61,108

Interest:
  Charges....................................................................     (24,682)    (21,886)    (13,203)
  Income.....................................................................         719         453         232
  Capitalized................................................................       9,381       6,175       4,244
  Foreign Currency Transaction Gain (Loss)...................................         953      (7,604)     --
                                                                               ----------  ----------  ----------
Income (Loss) Before Taxes and Extraordinary Item............................     (70,849)     55,207      52,381
                                                                               ----------  ----------  ----------
Income Tax Benefit (Expense).................................................      27,751     (18,091)    (18,800)
                                                                               ----------  ----------  ----------
Income (Loss) Before Extraordinary Item......................................     (43,098)     37,116      33,581
Extraordinary Loss on Early Extinguishment of Debt, net of taxes.............      --          --            (821)
                                                                               ----------  ----------  ----------
Net Income (Loss)............................................................  $  (43,098) $   37,116  $   32,760
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per Share:
  Basic
    Before extraordinary item................................................  $    (1.14) $     1.11  $     1.01
    Extraordinary item.......................................................      --          --           (0.02)
                                                                               ----------  ----------  ----------
Net income (Loss)............................................................  $    (1.14) $     1.11  $     0.99
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Diluted
    Before extraordinary item................................................  $    (1.14) $     1.06  $     0.97
    Extraordinary item.......................................................      --          --           (0.02)
                                                                               ----------  ----------  ----------
    Net income (Loss)........................................................  $    (1.14) $     1.06  $     0.95
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Dividends per Common Share...................................................  $     0.12  $     0.12  $     0.12
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1998         1997
                                                                                         -----------  -----------
                                                                                         (EXPRESSED IN THOUSANDS,
                                                                                             EXCEPT PER SHARE
                                                                                                 AMOUNTS)
                                        ASSETS
Current Assets:
  Cash and cash investments............................................................  $     7,959  $    19,646
  Accounts receivable..................................................................       24,054       39,540
  Other receivables....................................................................       38,977       46,951
  Inventory--product...................................................................          969          713
  Inventories--tubulars................................................................       10,594        8,334
  Other................................................................................        2,814        4,087
                                                                                         -----------  -----------
    Total current assets...............................................................       85,367      119,271
                                                                                         -----------  -----------
Property and Equipment:
  Oil and gas, on the basis of successful efforts accounting
    Proved properties being amortized..................................................    1,485,125    1,321,817
    Unevaluated properties and properties under development, not being amortized.......      215,244      110,231
  Other, at cost.......................................................................       17,915       12,619
                                                                                         -----------  -----------
                                                                                           1,718,284    1,444,667
  Less--accumulated depreciation, depletion, and amortization, including $6,862 and
    $6,004 respectively, applicable to other property..................................      992,759      917,363
                                                                                         -----------  -----------
                                                                                             725,525      527,304
                                                                                         -----------  -----------
Foreign Taxes Receivable...............................................................       23,482       12,025
Debt Issue Expenses....................................................................        7,727        7,200
Other..................................................................................       20,295       10,817
                                                                                         -----------  -----------
                                                                                         $   862,396  $   676,617
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable--operating activities...............................................  $    12,197  $    13,639
  Accounts payable--investing activities...............................................       90,102       90,833
  Accrued interest payable.............................................................        3,226        3,130
  Accrued payroll and related benefits.................................................        1,952        1,938
  Other................................................................................            2          632
                                                                                         -----------  -----------
    Total current liabilities..........................................................      107,479      110,172
Long-Term Debt.........................................................................      434,947      348,179
Deferred Federal Income Tax............................................................       53,869       57,502
Deferred Credits.......................................................................       16,441       14,658
                                                                                         -----------  -----------
    Total liabilities..................................................................      612,736      530,511
                                                                                         -----------  -----------
Shareholders' Equity:
  Preferred stock, $1 par; 2,000,000 shares authorized.................................      --           --
  Common stock, $1 par; 100,000,000 shares authorized, and 40,136,254 and 33,552,702
    shares issued, respectively........................................................       40,136       33,553
  Additional capital...................................................................      290,655      144,848
  Retained earnings (deficit)..........................................................      (79,600)     (31,971)
  Treasury stock (15,575 shares) and other, at cost....................................       (1,531)        (324)
                                                                                         -----------  -----------
    Total shareholders' equity.........................................................      249,660      146,106
                                                                                         -----------  -----------
                                                                                         $   862,396  $   676,617
                                                                                         -----------  -----------
                                                                                         -----------  -----------

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
                                                                                     (EXPRESSED IN THOUSANDS)
Cash flows from operating activities:
  Cash received from customers................................................  $  222,433  $  272,004  $  195,931
  Federal income taxes received...............................................      --           7,037      --
  Operating, exploration, and general and administrative expenses paid........    (116,272)    (86,445)    (74,512)
  Interest paid...............................................................     (26,221)    (20,713)    (12,960)
  Federal income taxes paid...................................................      --         (19,500)    (12,500)
  Value added taxes paid......................................................      (6,161)     (1,630)     (1,344)
  Other.......................................................................      (2,850)        (21)     (1,717)
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................      70,929     150,732      92,898
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Capital expenditures........................................................    (201,946)   (197,326)   (172,032)
  Purchase of proved reserves.................................................      (2,961)    (31,234)     --
  Proceeds from the sale of property and tubular stock........................       7,164         387         100
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................    (197,743)   (228,173)   (171,932)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of new debt..........................................      --         100,000     115,000
  Borrowings under senior debt agreements.....................................     449,947     502,000     208,000
  Payments under senior debt agreements.......................................    (313,500)   (500,000)   (201,000)
  Proceeds from exercise of stock options.....................................       1,034       3,874       3,378
  Payment of cash dividends on common stock...................................      (4,531)     (4,012)     (3,979)
  Debt issue expenses paid....................................................      (2,635)     (3,165)     (3,116)
  Purchase of 8% debentures due 2005..........................................      --          --         (40,699)
  Principal payment of production payment obligation..........................     (15,246)     --          --
  Other.......................................................................        (621)     --          --
                                                                                ----------  ----------  ----------
    Net cash provided by financing activities.................................     114,448      98,697      77,584
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash.......................................         679      (4,664)         23
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash investments..........................     (11,687)     16,592      (1,427)
Cash and cash investments at the beginning of the year........................      19,646       3,054       4,481
                                                                                ----------  ----------  ----------
Cash and cash investments at the end of the year..............................  $    7,959  $   19,646  $    3,054
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Reconciliation of net income to net cash provided by operating activities:
  Net income (loss)...........................................................  $  (43,098) $   37,116  $   32,760
  Adjustments to reconcile net income to net cash provided by operating activities
    Extraordinary losses on early extinguishments of debt, net of taxes.......      --          --             821
    Foreign currency transaction (gain) loss..................................        (953)      7,604      --
    (Gains) losses on sales...................................................          92      (1,100)        165
    Depreciation, depletion and amortization..................................     110,916     103,157      61,857
    Dry hole and impairment...................................................      41,736       9,631       8,579
    Interest capitalized......................................................      (9,381)     (6,175)     (4,244)
    (Decrease) increase in deferred income taxes..............................     (24,250)     12,999       7,175
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable..............................      15,307     (12,483)     (8,211)
      Increase in inventory product...........................................        (259)       (713)     --
      (Increase) decrease in other current assets.............................       1,258      (6,470)         81
      Increase in other assets................................................     (20,551)     (7,418)     (5,228)
      Increase (decrease) in accounts payable.................................      (1,122)      8,998      (2,079)
      Increase in accrued interest payable....................................          95       1,173         243
      Increase in accrued payroll and related benefits........................          14         448         251
      Increase (decrease) in other current liabilities........................        (637)        469          60
      Increase in deferred credits............................................       1,762       3,496         668
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................  $   70,929  $  150,732  $   92,898
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  RETAINED     TREASURY
                                            SHARES       COMMON     ADDITIONAL    EARNINGS     STOCK AND   SHAREHOLDERS'
                                          OUTSTANDING     STOCK       CAPITAL     (DEFICIT)      OTHER        EQUITY
                                          -----------  -----------  -----------  -----------  -----------  -------------
                                                                 (DOLLARS EXPRESSED IN THOUSANDS)
BALANCE AT DECEMBER 31, 1995............  32,991,397    $  33,007    $ 132,881    $ (93,856)   $    (324)   $    71,708
Net income..............................      --           --           --           32,760       --             32,760
Foreign currency translation gain.......      --           --           --           --               23             23
Exercise of stock options...............     274,714          274        4,924       --           --              5,198
Shares issued in connection with the
  Long-Term Incentive Plan..............       5,896            6          246       --           --                252
Shares issued in connection with the
  conversion of--
    8% Debentures.......................      32,898           33        1,267       --           --              1,300
    2004 Notes..........................         901            1           19       --           --                 20
Dividends ($0.12 per common share)......      --           --           --           (3,979)      --             (3,979)
                                          -----------  -----------  -----------  -----------  -----------  -------------
BALANCE AT DECEMBER 31, 1996............  33,305,806       33,321      139,337      (65,075)        (301)       107,282
Net income..............................      --           --           --           37,116       --             37,116
Foreign currency translation loss.......      --           --           --           --              (23)           (23)
Exercise of stock options...............     229,024          230        5,461       --           --              5,691
Shares issued in connection with the
  conversion of 2004 Notes..............       2,297            2           50       --           --                 52
Dividends ($0.12 per common share)......      --           --           --           (4,012)      --             (4,012)
                                          -----------  -----------  -----------  -----------  -----------  -------------
BALANCE AT DECEMBER 31, 1997............  33,537,127       33,553      144,848      (31,971)        (324)       146,106
Net loss................................      --           --           --          (43,098)      --            (43,098)
Foreign currency translation loss.......      --           --           --           --           (1,207)        (1,207)
Exercise of stock options...............     147,240          147        1,835       --           --              1,982
Shares issued in connection with the
  conversion of 2004 Notes..............   3,879,726        3,880       80,712       --           --             84,592
Shares issued for common stock of
  acquired company......................   1,665,491        1,665       38,818       --           --             40,483
Shares issued for exchangeable
  convertible preferred stock of
  acquired company......................     699,273          699       19,301       --           --             20,000
Shares issued for convertible debt of
  acquired company......................     174,818          175        4,825       --           --              5,000
Shares issued as compensation...........      17,004           17          316       --           --                333
Dividends ($0.12 per common share)......      --           --           --           (4,531)      --             (4,531)
                                          -----------  -----------  -----------  -----------  -----------  -------------
BALANCE AT DECEMBER 31, 1998............  40,120,679    $  40,136    $ 290,655    $ (79,600)   $  (1,531)   $   249,660
                                          -----------  -----------  -----------  -----------  -----------  -------------
                                          -----------  -----------  -----------  -----------  -----------  -------------

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Pogo Producing Company was incorporated in 1970. Pogo Producing Company and its subsidiaries (the "Company") are engaged in oil and gas exploration, development and production activities on its properties located offshore in the Gulf of Mexico and onshore in the United States and Canada and internationally in the Gulf of Thailand and the United Kingdom. The Company has interests in 105 lease blocks offshore Louisiana and Texas, approximately 303,000 gross acres onshore in the United States, approximately 117,000 gross acres onshore in Canada, approximately 734,000 gross acres offshore in the Kingdom of Thailand and two lease blocks in the United Kingdom North Sea totaling approximately 113,000 gross acres.

ACQUISITION

    In August 1998, a wholly-owned subsidiary of the Company merged with Arch Petroleum Inc. ("Arch") in a tax-free, stock for stock transaction, accounted for as a purchase, through which Arch became a wholly owned subsidiary of the Company.

    The merger agreement provided for a fixed exchange ratio of one share of the Company's common stock for each 10.4 shares of Arch common stock. In addition, holders of Arch preferred stock received one share of the Company's common stock for each 1.04 shares of Arch preferred stock held. As a result, approximately 2,500,000 shares of the Company's common stock (valued at approximately $64.8 million) were issued in exchange for Arch preferred and common stock and its convertible debt. The value of the approximately 2,500,000 shares of the Company's common stock in excess of the book value of the net assets acquired (approximately $52.9 million) has been allocated to oil and gas properties and is being amortized using the units of production method over the life of the oil and gas reserves acquired. Expenses related to the acquisition of approximately $2,285,000 ($1,485,000 after taxes) have been expensed. Under the purchase method of accounting for the acquisition, the Arch results of operations are included in the consolidated results of operations from August 17, 1998, the date of acquisition, through December 31, 1998.

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

                                                                                          YEAR ENDED DECEMBER
                                                                                                  31,
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                           PER SHARE AMOUNTS)
                                                                                         ----------------------
                                                                                            1998        1997
                                                                                         ----------  ----------
Revenues...............................................................................  $  217,915  $  366,803
Net income (loss)......................................................................  $  (48,369) $   36,691
Earnings (loss) per share:
  Basic................................................................................  $    (1.22) $     1.02
  Diluted..............................................................................  $    (1.22) $     0.98

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

FOREIGN CURRENCY

    The U.S. dollar is the functional currency for all areas of operations of the Company except Canada. Accordingly, monetary assets and liabilities and items of income and expense denominated in a foreign currency are remeasured to U.S. dollars at the rate of exchange in effect at the end of each month and the resulting gains or losses on foreign currency transactions are included in the consolidated statements of income for the period. The Canadian dollar is the functional currency for the Company's Canadian operations. Accordingly, monetary assets and liabilities and items of income and expense denominated in Canadian dollars are translated to U.S. dollars at the rate of exchange in effect at the end of each month and the resulting gains or losses on Canadian currency transactions are included in the consolidated statement of shareholders' equity for the period.

INVENTORY--PRODUCT

    Crude oil and condensate from the Company's Tantawan field located in the Kingdom of Thailand is produced into a floating production, storage and off loading ("FPSO") system and sold periodically as an economic barge quantity is accumulated. The product inventory at December 31, 1998 consists of approximately 90,000 barrels of crude oil and condensate, net to the Company's interest, and is carried at its estimated net realizable value of $10.76 per barrel.

INVENTORIES--TUBULARS

    Tubular Inventories consist primarily of goods used in the Company's operations and are stated at the lower of average cost or market value.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTEREST CAPITALIZED

    Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until production commences if the projects are evaluated as successful.

EARNINGS PER SHARE

    Earnings (loss) per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings (loss) per common share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below in thousands, except per share amounts.

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                                             1998
                                                                              ----------------------------------
                                                                                INCOME     SHARES     PER SHARE
                                                                              ----------  ---------  -----------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.................................  $  (43,098)    37,902   $   (1.14)
                                                                              ----------  ---------  -----------
                                                                              ----------  ---------  -----------
Antidilutive securities:
  Shares assumed not issued from options to purchase common shares as the exercise prices are above the average market price for the period or the
    effect of the assumed exercise would be antidilutive....................      --          2,464   $   19.37
  Interest expense incurred, net of taxes, and shares not issued related to
    the assumed non-conversion at $42.185 per share of the 2006 Notes.......  $    4,111      2,726   $    1.51
  Interest expense avoided, net of taxes, and shares issued from the assumed
    conversion at $22.188 per share of the 2004 Notes.......................  $      478        594   $    0.80

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                              1997
                                                                               -----------------------------------
                                                                                 INCOME      SHARES     PER SHARE
                                                                               -----------  ---------  -----------
BASIC EARNINGS PER SHARE.....................................................   $  37,116      33,421   $    1.11
Effect of potential dilutive securities:
  Shares assumed issued from the exercise of options to purchase common shares, net of treasury shares assumed purchased from the proceeds, at
    the average market price for the period..................................      --             758      --
  Interest expense avoided, net of taxes, and shares issued from the assumed
    conversion at $22.188 per share of the 2004 Notes........................       3,082       3,885      --
                                                                               -----------  ---------  -----------
DILUTED EARNINGS PER SHARE...................................................   $  40,198      38,064   $    1.06
                                                                               -----------  ---------  -----------
                                                                               -----------  ---------  -----------
Antidilutive securities:
  Shares assumed not issued from options to purchase common shares as the
    exercise prices are above the average market price for the period........      --             471   $   40.82
  Interest expense incurred, net of taxes, and shares not issued related to
    the assumed non-conversion at $42.185 per share of the 2006 Notes........   $   4,111       2,726   $    1.51

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                              1996
                                                                               -----------------------------------
                                                                                INCOME(A)    SHARES     PER SHARE
                                                                               -----------  ---------  -----------
BASIC EARNINGS PER SHARE.....................................................   $  33,581      33,203   $    1.01
Effect of potential dilutive securities:
  Shares issued from the assumed exercise of options to purchase common shares, net of treasury shares assumed purchased from the proceeds, at
    the average market price for the period..................................      --             831      --
  Interest expense avoided, net of taxes, and shares issued from the assumed
    conversion at $22.188 per share of the 2004 Notes........................       3,083       3,886      --
                                                                               -----------  ---------  -----------
DILUTED EARNINGS PER SHARE...................................................   $  36,664      37,920   $    0.97
                                                                               -----------  ---------  -----------
                                                                               -----------  ---------  -----------
Antidilutive securities:
  Shares assumed not issued from options to purchase common shares as the
    exercise prices are above the average market price for the period........      --              20   $   40.94
  Interest expense incurred, net of taxes, and shares not issued related to the assumed non-conversion at $39.50 per share of the 8% Debentures,
    retired on June 28, 1996.................................................   $   1,179         521   $    2.26
  Interest expense incurred, net of taxes, and shares not issued related to
    the assumed non-conversion at $42.185 per share of the 2006 Notes........   $   2,238       1,472   $    1.52

------------------------

(a) Computed on income before extraordinary item

PRODUCTION IMBALANCES

    Owners of an oil and gas property often take more or less production from a property than entitled to based on their ownership percentages in the property. This results in a condition known in the industry as a production imbalance. The Company follows the "take" (cash) method of accounting for production imbalances. Under this method, the Company recognizes revenues on production as it is taken and delivered to its purchasers. The Company's crude oil imbalances are not significant. At December 31, 1998, the Company had taken approximately 2,680 MMcf of natural gas less than it was entitled to based on its interest in those properties, and approximately 2,363 MMcf more than its entitlement on other properties placing the Company at year-end in a net under-delivered position of approximately 317 MMcf of natural gas based on its working interest ownership in the properties.

OIL AND GAS ACTIVITIES AND DEPRECIATION, DEPLETION AND AMORTIZATION

    The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties are reviewed whenever events or changes in circumstances indicate that the value of such property on the Company's books may not be recoverable. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. As a result of poor reservoir performance and persistent low oil and gas prices, the Company performed such a review in 1998 and expensed $30,813,000 related to its domestic oil and gas properties which is included in the Consolidated Statements of Income as dry hole and impairment expense. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are

                     POGO PRODUCING COMPANY & SUBSIDIARIES
not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above, plus future costs to abandon offshore wells and platforms, and is on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and the Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its onshore oil and gas activities.

    In connection with the Company's ongoing asset rationalization process, the Company has designated certain domestic oil and gas properties to be disposed of during 1999. At the time of designation, no impairment loss was indicated. The carrying amount of the properties at December 31, 1998 was $29,637,000, and they contributed $7,253,000, $7,563,000 and $2,013,000 to operating income in 1998,
1997 and 1996, respectively.

    Other properties are depreciated using a straight-line method in amounts which in the opinion of management are adequate to allocate the cost of the properties over their estimated useful lives.

CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Consolidated Statements of Cash Flows. Certain such noncash transactions are disclosed in the Consolidated Statements of Shareholders' Equity relating to shares issued in connection with the Long-Term Incentive Plan and the conversion of debentures into Common Stock in 1997 and 1998 and the acquisition of Arch in 1998.

COMMITMENTS AND CONTINGENCIES

    The Company has commitments for operating leases for office space in Houston, Midland, Calgary and Bangkok and commitments for an operating lease and operating expenses related to an FPSO and FSO in the Gulf of Thailand. Rental expense for office space was $1,545,000 in 1998, $1,440,000 in 1997, and $1,054,000 in 1996. Expenses for the FPSO lease and related operating costs were $15,864,000 in 1998 and $14,809,000 in 1997. Expenses for the FSO lease and related operating costs are currently expected to commence in May or June of 1999, with total expenses for the floating storage and offloading system ("FSO") estimated to be approximately $3,077,000 for 1999 and $5,215,000 in the year 2000 and each year thereafter. Future minimum office and FPSO lease expenses and related FPSO operating expense payments (in thousands of dollars) at December 31, 1998, are as follows:

1999...............................................................  $  19,042
2000...............................................................     21,187
2001...............................................................     19,968
2002...............................................................     19,771
2003...............................................................     19,778
Thereafter.........................................................     89,630

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(2) INCOME TAXES

    The components of income (loss) before income taxes for each of the three years in the period ended December 31, 1998, are as follows (expressed in thousands):

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
United States............................................  $  (57,112) $   62,953  $   56,380
Foreign..................................................     (13,737)     (7,746)     (3,999)
                                                           ----------  ----------  ----------
  Total..................................................  $  (70,849) $   55,207  $   52,381
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The components of federal income tax expense (benefit) for each of the three years in the period ended December 31, 1998, are as follows (expressed in thousands):

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
United States, current......................................  $   --      $  16,000  $  12,500
United States, deferred (a).................................     (20,750)     5,964      7,162
Foreign, deferred...........................................      (7,001)    (3,873)      (862)
                                                              ----------  ---------  ---------
  Total.....................................................  $  (27,751) $  18,091  $  18,800
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

------------------------

(a) Excludes $443,000 of deferred tax benefit on extraordinary loss of $1,264,000 in 1996.

    Total federal income tax expense (benefit) for each of the three years in the period ended December 31, 1998, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as follows (expressed as a percent of pre-tax income):

                                                                 1998         1997         1996
                                                              -----------  -----------  -----------
Federal statutory income tax rate...........................      (35.0)%       35.0%        35.0%
Increases (reductions) resulting from:
  Statutory depletion in excess of tax basis................       (0.4)        (0.2)        (0.2)
  Foreign taxes.............................................       (3.8)        (2.1)         1.1
  Other.....................................................      --             0.1        --
                                                              -----------      -----        -----
                                                                  (39.2)%       32.8%        35.9%
                                                              -----------      -----        -----
                                                              -----------      -----        -----

    Deferred income taxes are determined based upon the differences between the financial statement and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(2) INCOME TAXES (CONTINUED)
the future tax benefit will be realized. The principal components of the Company's deferred income tax assets and liabilities include the following at December 31, 1998 and 1997 (expressed in thousands):

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
Deferred tax liabilities:
  Intangible drilling costs, capitalized and amortized for financial statement purposes
    and deducted for income tax purposes................................................  $   235,034  $   204,218
  Charges to property and equipment, expensed for financial statement purposes, and
    capitalized and amortized for income tax purposes...................................       29,013       12,203
  Interest charges, capitalized and amortized for financial statement purposes and
    deducted for income tax purposes....................................................       20,874       19,762
                                                                                          -----------  -----------
                                                                                              284,921      236,183
Deferred tax asset:
  Differences in depletion and depreciation rates used for tangible assets for financial
    and income tax purposes.............................................................     (224,271)    (178,681)
Net operating loss carryforwards and other .............................................       (6,781)     --
                                                                                          -----------  -----------
                                                                                             (231,052)    (178,681)
                                                                                          -----------  -----------
Net deferred tax liability..............................................................  $    53,869  $    57,502
                                                                                          -----------  -----------
                                                                                          -----------  -----------

(3) LONG-TERM DEBT

    Long-term debt and the amount due within one year at December 31, 1998 and 1997, consists of the following (dollars expressed in thousands):

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Senior debt--
  Bank revolving credit agreement:
    LIBO Rate based loans, borrowings at December 31, 1998 and 1997, at average interest
      rates of 7.4% and 6.5%, respectively................................................  $  205,000  $   47,000
  Uncommitted credit lines with banks, borrowing at December 31, 1998, at an average
    interest rate of 6.1%.................................................................       4,000      --
  Banker's acceptance loans, borrowings at an average interest rate of 5.9%...............      10,947      --
                                                                                            ----------  ----------
Total senior debt.........................................................................     219,947      47,000
                                                                                            ----------  ----------
Subordinated debt--
  8 3/4% Senior subordinated notes, due 2007..............................................     100,000     100,000
  5 1/2% Convertible subordinated notes, due 2006.........................................     115,000     115,000
  5 1/2% Convertible subordinated notes, due 2004.........................................      --          86,179
                                                                                            ----------  ----------
Total subordinated debt...................................................................     215,000     301,179
                                                                                            ----------  ----------
Total debt................................................................................     434,947     348,179
                                                                                            ----------  ----------
Amount due within one year................................................................      --          --
                                                                                            ----------  ----------
Long-term debt............................................................................  $  434,947  $  348,179
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(3) LONG-TERM DEBT (CONTINUED)
    Effective August 1, 1997, the Company entered into an amended and restated bank revolving credit agreement (the "Credit Agreement"), which was amended, most recently on December 21, 1998. The Credit Agreement provides for a $200,000,000 revolving/term credit facility which will be fully revolving until July 1, 2000, after which the balance will be due in eight quarterly installments, commencing on October 31, 2000. The amount that may be borrowed under the Credit Agreement may not exceed a borrowing base which is composed of domestic, Canadian and Thai properties. Generally, the borrowing base is determined semi-annually by the lenders in accordance with the Credit Agreement, based on the lenders' usual and customary criteria for oil and gas transactions. As of February 1, 1999, the Company's total borrowing base was set at $140,000,000, which amount cannot be reduced until after April 30, 1999. The Credit Agreement is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness (including a total indebtedness limit of $500,000,000), creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Agreement bear interest at a rate based upon the percentage of the borrowing base that is being utilized, ranging from a base (prime) rate or LIBOR plus 1.25% to a base rate plus 0.25% or LIBOR plus 2.0%, at the Company's option. Borrowings under the Credit Agreement currently bear interest at a base rate or LIBOR plus 1.75%, at the Company's option. A commitment fee on the unborrowed amount under the Credit Agreement is also charged and is based upon the percentage of the borrowing base that is being utilized, ranging from 0.25% to 0.375%. The commitment fee is currently 0.375% per annum on the unborrowed amount under the Credit Agreement. Due to limitations on total indebtedness under the Credit Agreement, as of February 1, 1999, the Company may borrow up to $135,000,000 under the Credit Agreement and its other senior debt arrangements.

    As of December 31, 1998, the Company is a party to separate letter agreements with two banks under which one of the banks may provide a $10,000,000 uncommitted money market line of credit and the other bank may provide a $20,000,000 uncommitted money market line of credit. Each line of credit is on an as available or offered basis and neither bank has an obligation to make any advances under its line of credit. Although loans made under these letter agreements are for a maximum of 30 days, they are reflected as long-term debt on the Company's balance sheet because the Company has the ability and intent to reborrow such amounts under its Credit Agreement. Both letter agreements permit either party to terminate such letter agreements at any time. Under the Credit Agreement, the Company is currently limited to incurring a maximum of $20,000,000 of additional senior debt, which would include debt incurred under these lines of credit and under the banker's acceptances discussed below.

    On June 3, 1998, the Company entered into a Master Banker's Acceptance Agreement under which one of the Company's lenders has offered to accept up to $20,000,000 in bank drafts from the Company. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement are for a maximum term of 182 days; however, they are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Agreement. The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice.

    On May 22, 1997, the Company issued $100,000,000 of 8 3/4% Senior Subordinated Notes, due 2007 (the "2007 Notes"). The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year. The 2007 Notes are general unsecured senior subordinated

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(3) LONG-TERM DEBT (CONTINUED)
obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Agreement, its unsecured credit lines, and its banker's acceptances, are equal in right of payment to the 2009 Notes (defined below) but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2007 Notes. The 2007 Notes are redeemable at the option of any holder, upon the occurrence of a change of control (as defined in the indenture governing the 2007 Notes), at 101% of their principal amount. The indenture governing the 2007 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2009 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens, disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers; consolidations and the sale of assets.

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

    On February 12, 1998, the Company announced its intent to redeem the 5 1/2% Convertible Subordinated Notes, due 2004 (the "2004 Notes") on March 16, 1998, at 103.3% of their principal amount plus accrued interest. Holders of $86,084,000 principal amount of the 2004 Notes elected to convert their notes into 3,879,726 common shares at $22.188 per share plus $640 in cash for fractional shares. The value of the shares issued was credited to common stock and additional capital less unamortized debt issue expense applicable to the 2004 Notes. The remaining $95,000 principal amount of the 2004 Notes were redeemed for $98,135 representing 103.3% of the principal amount of such 2004 Notes.

    Current maturities and sinking fund requirements during the next five years in connection with the above long-term debt are none in 1999, $32,992,000 in 2000, $120,971,000 in 2001, $65,984,000 in 2002 and none in 2003. All of the current maturities reflected above are related to the retirement of the Company's bank debt. The Company has established a history of refinancing its senior debt before scheduled maturity payments commence and expects to do so again before the amortization of senior debt commences in 2000.

    On January 15, 1999, the Company issued $150,000,000 of 10 3/8% Senior Subordinated Notes, due 2009 (the "2009 Notes"). The proceeds from the issuance of the 2009 Notes were used to repay amounts outstanding under the Company's Credit Agreement. The 2009 Notes bear interest at a rate of 10 3/8%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1999. The 2009 Notes are generally unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Agreement, its unsecured credit lines and bankers acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to its subordinated indebtedness, which includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2009

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(3) LONG-TERM DEBT (CONTINUED)
Notes. The 2009 Notes are redeemable at the option of any holder, upon the occurrence of a change in control (as defined in the indenture governing the 2009 Notes), at 101% of their principal amount. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2007 Notes. As of February 1, 1999, $15,000,000 was available for dividends under this limitation, which is currently the Company's most restrictive such covenant.

(4) GEOGRAPHIC SEGMENT REPORTING

    The Company's long-lived assets and revenues by segment and geographic area are as follows:

                                                                         TOTAL      OIL AND
                                                                        COMPANY       GAS       PIPELINES      OTHER
                                                                       ----------  ----------  -----------  -----------
                                                                                   (EXPRESSED IN THOUSANDS)
Long-Lived Assets:
  As of December 31, 1998:
    United States....................................................  $  502,787  $  493,633   $   4,992    $   4,162
    Kingdom of Thailand..............................................     209,552     207,756      --            1,796
    Canada...........................................................      13,186      13,083      --              103
                                                                       ----------  ----------  -----------  -----------
    Total............................................................  $  725,525  $  714,472   $   4,992    $   6,061
                                                                       ----------  ----------  -----------  -----------
                                                                       ----------  ----------  -----------  -----------
  As of December 31, 1997:
    United States....................................................  $  365,142  $  360,440   $     243    $   4,459
    Kingdom of Thailand..............................................     162,162     160,249      --            1,913
                                                                       ----------  ----------  -----------  -----------
    Total............................................................  $  527,304  $  520,689   $     243    $   6,372
                                                                       ----------  ----------  -----------  -----------
                                                                       ----------  ----------  -----------  -----------
Revenues:
  For the year ended December 31, 1998
    United States....................................................  $  165,873  $  163,438   $   2,431    $       4
    Kingdom of Thailand..............................................      35,649      35,445      --              204
    Canada...........................................................       1,281       1,271      --               10
                                                                       ----------  ----------  -----------  -----------
    Total............................................................  $  202,803  $  200,154   $   2,431    $     218
                                                                       ----------  ----------  -----------  -----------
                                                                       ----------  ----------  -----------  -----------
  For the year ended December 31, 1997
    United States....................................................  $  246,965  $  245,458   $  --        $   1,507
    Kingdom of Thailand..............................................      39,335      39,393      --              (58)
                                                                       ----------  ----------  -----------  -----------
    Total............................................................  $  286,300  $  284,851   $  --        $   1,449
                                                                       ----------  ----------  -----------  -----------
                                                                       ----------  ----------  -----------  -----------
  For the year ended December 31, 1996
    United States....................................................  $  203,966  $  203,364   $  --        $     602
    Kingdom of Thailand..............................................          11      --          --               11
                                                                       ----------  ----------  -----------  -----------
    Total............................................................  $  203,977  $  203,364   $  --        $     613
                                                                       ----------  ----------  -----------  -----------
                                                                       ----------  ----------  -----------  -----------

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(5) SALES TO MAJOR CUSTOMERS

    The Company is an oil and gas exploration and production company that generally sells its oil and gas to numerous customers on a month-to-month basis. Sales to the following customers exceeded 10% of revenues during any one of the three years indicated (expressed in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Enron Corp. and affiliates...................................  $  29,539  $  57,965  $  58,101
Petroleum Authority of Thailand (PTT)........................  $  23,137  $  30,108  $  --
Coastal Gas Marketing Company................................  $  --      $  --      $  18,376

(6) CREDIT RISK

    Substantially all of the Company's accounts receivable at December 31, 1998 and 1997, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables have not been material. No material credit losses were experienced during 1998 or 1997.

    A substantial portion of the Company's oil and gas operations are conducted in Southeast Asia, and a substantial portion of its natural gas and liquids hydrocarbon production are sold there. In the last two years, Southeast Asia in general, and the Kingdom of Thailand in particular, have experienced severe economic difficulties which have been characterized by sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. The government of the Kingdom of Thailand and other governments in the region are currently acting to address these issues. However, the economic difficulties currently being experienced in Thailand, together with the volatility of the Thai Baht against the U.S. dollar, will continue to have a material impact on the Company's operations in the Kingdom of Thailand together with the prices that the Company receives for its oil and natural gas production there.

    All of the Company's current natural gas production from its Thailand operations are committed under a long-term Gas Sales Agreement to PTT at a price denominated in Thai Baht. The Company's crude oil and condensate production from its Thailand operations is currently sold on a tanker load by tanker load basis. Prices that the Company receives for such crude oil production are based on world benchmark prices, which are denominated in U.S. dollars and are generally expected on future crude oil sales to be paid in U.S. dollars. The Company believes that the current economic difficulties in Southeast Asia have resulted in a decreased demand for petroleum products in the region, which has contributed to the recent general decline in crude oil and condensate prices throughout the world.

(7) EMPLOYEE BENEFITS

    The Company has a tax-advantaged savings plan in which all U.S. salaried employees may participate. Under such plan, a participating employee may allocate up to 10% of his salary, up to a maximum allowed by law ($10,000 for 1999), and the Company will then match the employee's contribution on a dollar for dollar basis up to 6% of the employee's salary. Funds contributed by the employee and the matching funds contributed by the Company are held in trust by a bank trustee in six separate funds. Amounts contributed by the employee and earnings and accretions thereon may be used to purchase shares of Common Stock, invest in a money market fund or invest in four stock, bond, or blended stock and bond mutual funds according to instructions from the employee. Matching funds contributed to the savings plan by the

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(7) EMPLOYEE BENEFITS (CONTINUED)
Company are invested only in Common Stock. The Company contributed $701,000 to the savings plan in 1998, $588,000 in 1997, and $471,000 in 1996.

    A trusteed retirement plan has been adopted by the Company for its U.S. salaried employees. The benefits are based on years of service and the employee's average compensation for five consecutive years within the final ten years of service which produce the highest average compensation. The Company makes annual contributions to the plan in the amount of retirement plan cost accrued or the maximum amount which can be deducted for federal income tax purposes. Although the Company has no obligation to do so, the Company currently provides full medical benefits to its retired U.S. employees and dependents. For current employees, the Company assumes all or a portion of post retirement medical and term life insurance costs based on the employee's age and length of service with the Company. The post retirement medical plan has no assets and is currently funded by the Company on a pay-as-you-go basis. The Company adopted Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(7) EMPLOYEE BENEFITS (CONTINUED)
Pensions and Other Post Retirement Benefits," in 1998. This statement changes the disclosure requirements, but not the method of measurement or recognition of these obligations. The following table sets forth the plans' status (in thousands of dollars) as of December 31, 1998 and 1997.

                                                                             POST RETIREMENT
                                                      RETIREMENT PLAN            BENEFITS
                                                   ----------------------  --------------------
                                                      1998        1997       1998       1997
                                                   ----------  ----------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year........  $   11,220  $    9,350  $   6,906  $   5,895
    Service cost.................................         938         746        418        459
    Interest cost................................         843         707        374        427
    Participant contributions....................      --          --              4          1
    Benefits paid................................      (2,099)       (539)      (191)      (207)
    Actuarial (gain) or loss.....................       2,947         956     (1,227)       331
                                                   ----------  ----------  ---------  ---------
  Benefit obligation at end of year..............      13,849      11,220      6,284      6,906
                                                   ----------  ----------  ---------  ---------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of
    year.........................................      31,312      24,181     --         --
    Actual return on plan assets.................       8,439       7,893     --         --
    Employer contributions.......................      --          --            187        206
    Participant contributions....................      --          --              4          1
    Benefits paid................................      (2,099)       (539)      (191)      (207)
    Administrative expenses......................        (248)       (223)    --         --
                                                   ----------  ----------  ---------  ---------
  Fair value of plan assets at end of year.......      37,404      31,312     --         --
                                                   ----------  ----------  ---------  ---------
RECONCILIATION OF FUNDED STATUS
  Funded status..................................      23,555      20,092     (6,284)    (6,906)
  Unrecognized actuarial gain....................     (14,670)    (13,134)    (1,742)      (641)
  Unrecognized transition (asset) or
    obligation...................................        (233)       (336)     2,132      2,435
  Unrecognized past service cost.................        (257)       (300)    --         --
                                                   ----------  ----------  ---------  ---------
  Prepaid (accrued) benefit cost at year-end.....  $    8,395  $    6,322  $  (5,894) $  (5,112)
                                                   ----------  ----------  ---------  ---------
                                                   ----------  ----------  ---------  ---------
  Discount rate..................................        6.75%       7.00%      6.75%      7.00%
  Expected return on plan assets.................        9.50%       8.50%    --         --
  Rate of compensation increase..................        4.75%       4.89%    --         --
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost...................................  $      938  $      746  $     418  $     459
  Interest cost..................................         843         707        374        427
  Expected return on plan assets.................      (2,926)     (2,286)    --         --
  Amortization of prior service cost.............         (43)        (43)    --         --
  Amortization of transition obligation..........        (104)       (104)       305        305
  Recognized actuarial gain......................        (781)       (628)      (127)       (26)
                                                   ----------  ----------  ---------  ---------
                                                   $   (2,073) $   (1,608) $     970  $   1,165
                                                   ----------  ----------  ---------  ---------
                                                   ----------  ----------  ---------  ---------

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(7) EMPLOYEE BENEFITS (CONTINUED)
    For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 5% for 2003 and remain at that level thereafter.

    The accumulated post retirement benefit obligation at December 31 is attributable to the following groups (in thousands of dollars):

                                                                               POST RETIREMENT
                                                                                   BENEFITS
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Retirees and beneficiaries.................................................  $   1,456  $   1,951
Dependents of retirees.....................................................      1,147        978
Fully eligible active employees............................................        578        802
Active employees, not fully eligible.......................................      3,103      3,175
                                                                             ---------  ---------
                                                                             $   6,284  $   6,906
                                                                             ---------  ---------
                                                                             ---------  ---------

    Assumed health care cost trends have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands of dollars):

                                                                             ONE PERCENTAGE POINT
                                                                           ------------------------
                                                                            INCREASE     DECREASE
                                                                           -----------  -----------
Effect on total of service and interest cost components for 1998.........   $     157    $    (124)
Effect on year-end 1998 postretirement benefit obligation................       1,028         (836)

(8) STOCK OPTION PLANS

    The Company's stock option plans authorize the granting of options to key employees and non-employee directors at prices equivalent to the market value at the date of grant. Options generally become exercisable in three annual installments commencing one year after the date of grant and, if not exercised, expire 10 years from the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and since the exercise price of the options granted is equal to the quoted market price of the Company's stock at the grant date, no compensation cost has been recognized for its stock options plans. Had compensation costs been determined based on fair value at the grant dates for awards made in 1998, 1997 and 1996, the Company's net income and earnings per share

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(8) STOCK OPTION PLANS (CONTINUED)
would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Net income (loss):
  As reported...............................................  $  (43,098) $  37,116  $  32,760
  Pro forma.................................................  $  (44,602) $  34,220  $  31,194

Earnings (loss) per share:
  As reported Basic.........................................  $    (1.14) $    1.11  $    0.99
  As reported Diluted.......................................  $    (1.20) $    1.06  $    0.95
  Pro forma Basic...........................................  $    (1.14) $    1.04  $    0.94
  Pro forma Diluted.........................................  $    (1.20) $    0.99  $    0.91

    The fair value of grants was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used in 1998, 1997 and 1996, respectively: risk free interest rates of 5.31%, 6.10% and 6.25%, expected volatility of 35.58%, 34.63% and 39.15%, dividend yields of 0.64%, 0.29% and 0.34%, and an expected life of the options of 4 years in each of the years 1998, 1997 and 1996.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(8) STOCK OPTION PLANS (CONTINUED)
    A summary of the status of the Company's plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                             NUMBER OF    EXERCISE
                                                                                              OPTIONS       PRICE
                                                                                             ----------  -----------
Outstanding, December 31, 1995.............................................................   1,575,401   $   14.56
  Granted in 1996..........................................................................     406,500   $   34.59
  Exercised in 1996........................................................................    (274,714)  $   12.30
                                                                                             ----------
Outstanding, December 31, 1996.............................................................   1,707,187   $   19.70
                                                                                             ----------
                                                                                             ----------
Exercisable, December 31, 1996.............................................................   1,077,658   $   14.31
                                                                                             ----------
                                                                                             ----------
Available for grant, December 31, 1996.....................................................   1,313,393
                                                                                             ----------
                                                                                             ----------
Weighted average fair value of options granted during 1996.................................               $   13.56
Outstanding, December 31, 1996.............................................................   1,707,187   $   19.70
  Granted in 1997..........................................................................     480,400   $   40.49
  Exercised in 1997........................................................................    (229,024)  $   16.83
                                                                                             ----------
Outstanding, December 31, 1997.............................................................   1,958,563   $   25.13
                                                                                             ----------
                                                                                             ----------
Exercisable, December 31, 1997.............................................................   1,196,803   $   18.15
                                                                                             ----------
                                                                                             ----------
Available for grant, December 31, 1997.....................................................     832,993
                                                                                             ----------
                                                                                             ----------
Weighted average fair value of options granted during 1997.................................               $   14.63

Outstanding, December 31, 1997.............................................................   1,958,563   $   19.70
  Granted in 1998..........................................................................     985,659   $   19.62
  Exercised in 1998........................................................................    (145,317)  $    6.87
  Cancelled in 1998........................................................................    (334,748)  $   37.13
                                                                                             ----------
Outstanding, December 31, 1998.............................................................   2,464,157   $   19.37
                                                                                             ----------
                                                                                             ----------
Exercisable, December 31, 1998.............................................................   1,223,484   $   19.00
                                                                                             ----------
                                                                                             ----------
Available for grant, December 31, 1998.....................................................     682,082
                                                                                             ----------
                                                                                             ----------
Weighted average fair value of options granted during 1998.................................               $    5.35

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(8) STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING
                    ---------------------------------------
                                   WEIGHTED                    OPTIONS EXERCISABLE
                                    AVERAGE                  -----------------------
                                   REMAINING     WEIGHTED                 WEIGHTED
                                  CONTRACTUAL     AVERAGE                  AVERAGE
     RANGE OF         NUMBER         LIFE        EXERCISE      NUMBER     EXERCISE
  OPTION PRICES     OUTSTANDING     (DAYS)         PRICE     EXERCISABLE    PRICE
------------------  -----------  -------------  -----------  ----------  -----------
$    5.56 to $8.06     317,361           742     $    6.84      317,361   $    6.84
$            12.31       4,000         3,531     $   12.31       --          --
$  15.13 to $19.56   1,057,625         3,025     $   18.25      244,262   $   16.74
$  20.28 to $24.81     868,638         2,649     $   21.39      479,738   $   22.16
$  25.38 to $29.06      49,962         3,386     $   25.72       45,321   $   25.39
$  30.23 to $33.94      30,962         2,709     $   33.75       20,321   $   33.81
$  35.13 to $36.00      53,109         2,656     $   35.97       51,314   $   35.98
$  40.62 to $44.00      82,500         3,084     $   41.00       65,167   $   41.05
                    -----------                              ----------
             Total   2,464,157         2,597     $   19.37    1,223,484   $   19.00
                    -----------                              ----------
                    -----------                              ----------

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH INVESTMENTS

    Fair value is carrying value as no cash equivalents or cash investments are included in the balances as of December 31, 1998 and 1997.

DEBT

                       INSTRUMENT                                       BASIS OF FAIR VALUE ESTIMATE
--------------------------------------------------------  --------------------------------------------------------
Bank revolving credit agreement.........................  Fair value is carrying value as of December 31, 1998 and
                                                            1997 based on the market value interest rates.

Uncommitted credit lines with banks and banker's
  acceptance loans......................................  Fair value is carrying value as of December 31, 1998 based on the market value interest rates.

2007 Notes..............................................  Fair value is 94% and 102.5%, of carrying value as of
                                                            December 31, 1998 and 1997, respectively, based on
                                                            quoted market values.

2006 Notes..............................................  Fair value is 68.38% and 93.5%, of carrying value as of
                                                            December 31, 1998 and 1997, respectively, based on
                                                            quoted market values.

2004 Notes..............................................  Fair value is 140.38% of carrying value as of December
                                                            31, 1997 based on quoted market value.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying value and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997, (in thousands of dollars) are as follows:

                                                                         1998                      1997
                                                               ------------------------  ------------------------
                                                                CARRYING                  CARRYING
                                                                  VALUE     FAIR VALUE      VALUE     FAIR VALUE
                                                               -----------  -----------  -----------  -----------
Cash and cash investments....................................  $     7,959  $     7,959  $    19,646  $    19,646
Debt:
  Bank revolving credit agreement............................     (205,000)    (205,000)     (47,000)     (47,000)
  Uncommitted credit lines with banks........................       (4,000)      (4,000)     --           --
  Banker's acceptance loans..................................      (10,947)     (10,947)     --           --
  2007 Notes.................................................     (100,000)     (94,000)    (100,000)    (102,500)
  2006 Notes.................................................     (115,000)     (78,637)    (115,000)    (107,525)
  2004 Notes.................................................      --           --           (86,179)    (120,978)

    The Company occasionally enters into forward and futures contracts to minimize the impact of oil and gas price fluctuations. However, the Company does not consider its forward and futures contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity. Gains and losses on these activities are recognized in revenues when the hedged production occurs. No such contracts were outstanding as of December 31, 1998 or 1997.

(10) COMPREHENSIVE INCOME

    During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130. The Company did report a foreign currency translation loss of $1,207,000 in 1998 which is reflected as a reduction of shareholders' equity and represents less than 2% of the Company's reported pretax loss for 1998. As such, total comprehensive income
(loss) and net income (loss) are materially the same for each of the three years in the period ended December 31, 1998.

(11) IMPACT OF SFAS 133--

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for the Company in 2000 but early adoption is allowed. The Company has not yet quantified the impacts of adopting SFAS 133 or determined the timing or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income should the Company enter into transactions covered by this pronouncement.

                     UNAUDITED SUPPLEMENTARY FINANCIAL DATA

OIL AND GAS PRODUCING ACTIVITIES

    The results of operations from oil and gas producing activities excludes non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax (expense) or benefit was determined by applying the statutory rates to pre-tax operating results with adjustments for permanent differences.

                                                                       TOTAL       UNITED    KINGDOM OF
                                                                      COMPANY      STATES     THAILAND     CANADA
                                                                    -----------  ----------  -----------  ---------
                                                                               (EXPRESSED IN THOUSANDS)
                                                                                         1998
                                                                    -----------------------------------------------
Revenues..........................................................  $   200,154  $  163,438   $  35,445   $   1,271
Lease operating expense...........................................      (68,883)    (47,294)    (20,913)       (676)
Exploration expense...............................................       (9,802)     (8,835)       (289)       (678)
Dry hole and impairment expense...................................      (41,736)    (41,736)     --          --
Depreciation, depletion and amortization expense..................     (109,288)    (85,969)    (22,753)       (566)
                                                                    -----------  ----------  -----------  ---------
Pre-tax operating results.........................................      (29,555)    (20,396)     (8,510)       (649)
Income tax benefit................................................       11,916       7,401       4,255         260
                                                                    -----------  ----------  -----------  ---------
Operating results.................................................  $   (17,639) $  (12,995)  $  (4,255)  $    (389)
                                                                    -----------  ----------  -----------  ---------
                                                                    -----------  ----------  -----------  ---------

                                                                                         1997
                                                                    -----------------------------------------------
Revenues..........................................................  $   284,851  $  245,458   $  39,393   $  --
Lease operating expense...........................................      (63,501)    (43,934)    (19,567)     --
Exploration expense...............................................      (10,530)     (6,242)     (4,288)     --
Dry hole and impairment expense...................................       (9,631)     (9,631)     --          --
Depreciation, depletion and amortization expense..................     (101,273)    (84,443)    (16,830)     --
                                                                    -----------  ----------  -----------  ---------
Pre-tax operating results.........................................       99,916     101,208      (1,292)     --
Income tax (expense) benefit......................................      (30,353)    (32,390)      2,037      --
                                                                    -----------  ----------  -----------  ---------
Operating results.................................................  $    69,563  $   68,818   $     745   $  --
                                                                    -----------  ----------  -----------  ---------
                                                                    -----------  ----------  -----------  ---------

                                                                                         1996
                                                                    -----------------------------------------------
Revenues..........................................................  $   204,142  $  204,131   $      11   $  --
Lease operating expense...........................................      (37,628)    (37,628)     --          --
Exploration expense...............................................      (16,777)    (14,247)     (2,530)     --
Dry hole and impairment expense...................................       (8,579)     (8,834)        255      --
Depreciation, depletion and amortization expense..................      (61,033)    (60,932)       (101)     --
                                                                    -----------  ----------  -----------  ---------
Pre-tax operating results.........................................       80,125      82,490      (2,365)     --
Income tax (expense) benefit......................................      (27,905)    (28,767)        862      --
                                                                    -----------  ----------  -----------  ---------
Operating results.................................................  $    52,220  $   53,723   $  (1,503)  $  --
                                                                    -----------  ----------  -----------  ---------
                                                                    -----------  ----------  -----------  ---------

    The following table sets forth the Company's costs incurred (expressed in thousands) for oil and gas producing activities during the years indicated.

                                                                     TOTAL       UNITED    KINGDOM OF
                                                                    COMPANY      STATES     THAILAND     CANADA
                                                                   ----------  ----------  -----------  ---------
Costs incurred
  (capitalized unless otherwise indicated):
    1998:
        Property acquisition.....................................  $  149,903  $  144,031   $  --       $   5,872
        Exploration
          Capitalized............................................      36,465      24,685      11,631         149
          Expensed...............................................       9,802       8,831         293         678
        Development..............................................     156,718      64,052      89,365       3,301
        Interest.................................................       9,381       3,209       6,172      --
                                                                   ----------  ----------  -----------  ---------
                                                                   $  362,269  $  244,808   $ 107,461   $  10,000
                                                                   ----------  ----------  -----------  ---------
                                                                   ----------  ----------  -----------  ---------
      Provision for depreciation, depletion and amortization.....  $  109,288  $   85,969   $  22,753   $     566
                                                                   ----------  ----------  -----------  ---------
                                                                   ----------  ----------  -----------  ---------

    1997:
        Property acquisition.....................................  $   43,109  $   14,492   $  28,617   $  --
        Exploration
          Capitalized............................................      45,203      24,016      21,187      --
          Expensed...............................................      10,530       6,242       4,288      --
        Development..............................................     156,764      95,768      60,996      --
        Interest.................................................       6,079       3,331       2,748      --
                                                                   ----------  ----------  -----------  ---------
                                                                   $  261,685  $  143,849   $ 117,836   $  --
                                                                   ----------  ----------  -----------  ---------
                                                                   ----------  ----------  -----------  ---------
      Provision for depreciation, depletion and amortization.....  $  101,273  $   84,443   $  16,830   $  --
                                                                   ----------  ----------  -----------  ---------
                                                                   ----------  ----------  -----------  ---------

    1996:
        Property acquisition.....................................  $    5,927  $    5,927   $  --       $  --
        Exploration
          Capitalized............................................      28,968      20,651       8,317      --
          Expensed...............................................      16,777      14,258       2,519      --
        Development..............................................     153,028      99,464      53,564      --
        Interest.................................................       4,244       4,244      --          --
                                                                   ----------  ----------  -----------  ---------
                                                                   $  208,944  $  144,544   $  64,400   $  --
                                                                   ----------  ----------  -----------  ---------
                                                                   ----------  ----------  -----------  ---------
      Provision for depreciation, depletion and amortization.....  $   61,033  $   60,932   $     101   $  --
                                                                   ----------  ----------  -----------  ---------
                                                                   ----------  ----------  -----------  ---------

    The following information regarding estimates of the Company's proved oil and gas reserves, which are located offshore in United States waters of the Gulf of Mexico, onshore in the United States and Canada and offshore in the Kingdom of Thailand is based on reports prepared by Ryder Scott Company Petroleum Engineers. The definitions and assumptions that serve as the basis for the discussions under the caption "Item 1, Business--Exploration and Production Data--Reserves" should be referred to in connection with the following information.

                          ESTIMATES OF PROVED RESERVES

                                                                OIL, CONDENSATE AND NATURAL GAS LIQUIDS (BBLS.)
                                                                   TOTAL       UNITED     KINGDOM OF
                                                                  COMPANY      STATES      THAILAND     CANADA
                                                                -----------  -----------  -----------  ---------
Proved Reserves as of December 31, 1995.......................   45,182,002   26,185,010  18,996,992      --
  Revisions of previous estimates.............................     (499,595)   3,374,647  (3,874,242)     --
  Extensions, discoveries and other additions.................    9,810,363    3,601,333   6,209,030      --
  Estimated 1996 production...................................   (4,890,588)  (4,890,588)     --          --
                                                                -----------  -----------  -----------  ---------
Proved Reserves as of December 31, 1996.......................   49,602,182   28,270,402  21,331,780      --
  Revisions of previous estimates.............................    1,033,664    2,194,936  (1,161,272)     --
  Extensions, discoveries and other additions.................    9,316,407    4,649,856   4,666,551      --
  Purchase of properties......................................    5,175,501      409,428   4,766,073      --
  Sale of properties..........................................       (6,155)      (6,155)     --          --
  Estimated 1997 production...................................   (6,957,246)  (6,136,957)   (820,289)     --
                                                                -----------  -----------  -----------  ---------
Proved Reserves as of December 31, 1997.......................   58,164,353   29,381,510  28,782,843      --
  Revisions of previous estimates.............................     (263,410)   1,316,467  (1,417,472)   (162,405)
  Extensions, discoveries and other additions.................   10,111,879    2,767,537   7,341,791       2,551
  Purchase of properties......................................    6,226,804    5,496,985      --         729,819
  Sale of properties..........................................      (28,024)     (28,024)     --          --
  Estimated 1998 production...................................   (6,702,038)  (5,724,933)   (896,200)    (80,905)
                                                                -----------  -----------  -----------  ---------
Proved Reserves as of December 31, 1998.......................   67,509,564   33,209,542  33,810,962     489,060
                                                                -----------  -----------  -----------  ---------
                                                                -----------  -----------  -----------  ---------
Proved Developed Reserves as of:
  December 31, 1995...........................................   22,487,608   22,487,608      --          --
  December 31, 1996...........................................   31,090,407   25,898,414   5,191,993      --
  December 31, 1997...........................................   33,149,612   26,167,519   6,982,093      --
  December 31, 1998...........................................   33,368,347   28,581,175   4,298,112     489,060

                                                                      NATURAL GAS (MMCF)

                                                           TOTAL     UNITED    KINGDOM OF
                                                          COMPANY    STATES     THAILAND     CANADA
                                                         ---------  ---------  -----------  ---------
Proved Reserves as of December 31, 1995................    328,061    196,454     131,607      --
  Revisions of previous estimates......................    (30,034)     3,022     (33,056)     --
  Extensions, discoveries and other additions..........    102,039     55,592      46,447      --
  Estimated 1996 production............................    (39,122)   (39,122)     --          --
                                                         ---------  ---------  -----------  ---------
Proved Reserves as of December 31, 1996................    360,944    215,946     144,998      --
  Revisions of previous estimates......................    (16,860)    (5,582)    (11,278)     --
  Extensions, discoveries and other additions..........     92,063     49,651      42,412      --
  Purchase of properties...............................     30,319      8,919      21,400      --
  Sale of properties...................................     (1,864)    (1,864)     --          --
  Estimated 1997 production............................    (63,114)   (50,350)    (12,764)     --
                                                         ---------  ---------  -----------  ---------
Proved Reserves as of December 31, 1997................    401,488    216,720     184,768      --
  Revisions of previous estimates......................    (13,376)     7,391     (17,943)     (2,824)
  Extensions, discoveries and other additions..........     70,649     55,859      14,418         372
  Purchase of properties...............................     38,689     32,259      --           6,430
  Sale of properties...................................     (2,738)    (2,738)     --          --
  Estimated 1998 production............................    (54,543)   (41,136)    (12,854)       (553)
                                                         ---------  ---------  -----------  ---------
Proved Reserves as of December 31, 1998................    440,169    268,355     168,389       3,425
                                                         ---------  ---------  -----------  ---------
                                                         ---------  ---------  -----------  ---------
Proved Developed Reserves as of:
  December 31, 1995....................................    164,679    164,679      --          --
  December 31, 1996....................................    238,032    192,034      45,998      --
  December 31, 1997....................................    239,732    179,972      59,760      --
  December 31, 1998....................................    225,054    181,205      40,424       3,425

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
        NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES--UNAUDITED

                                                                   TOTAL         UNITED     KINGDOM OF
                                                                  COMPANY        STATES      THAILAND     CANADA
                                                                ------------  ------------  -----------  ---------
                                                                             (EXPRESSED IN THOUSANDS)

                                                                                       1998
                                                                --------------------------------------------------
Future gross revenues.........................................  $  1,624,242  $    880,743  $   732,942  $  10,557
Future production costs:
  Lease operating expense.....................................      (540,332)     (281,421)    (255,252)    (3,659)
Future development and abandonment costs......................      (331,607)     (167,724)    (163,680)      (203)
                                                                ------------  ------------  -----------  ---------
Future net cash flows before income taxes.....................       752,303       431,598      314,010      6,695
Discount at 10% per annum.....................................      (257,077)     (142,293)    (113,413)    (1,371)
                                                                ------------  ------------  -----------  ---------
Discounted future net cash flow before income taxes...........       495,226       289,305      200,597      5,324
Future income taxes, net of discount at 10% per annum.........       (72,505)      (22,494)     (52,132)     2,121
                                                                ------------  ------------  -----------  ---------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves.....................  $    422,721  $    266,811  $   148,465  $   7,445
                                                                ------------  ------------  -----------  ---------
                                                                ------------  ------------  -----------  ---------

                                                                                       1997
                                                                --------------------------------------------------
Future gross revenues.........................................  $  1,801,254  $  1,002,609  $   798,645  $  --
Future production costs:
  Lease operating expense.....................................      (604,665)     (269,505)    (335,160)    --
Future development and abandonment costs......................      (401,970)     (155,179)    (246,791)    --
                                                                ------------  ------------  -----------  ---------
Future net cash flows before income taxes.....................       794,619       577,925      216,694     --
Discount at 10% per annum.....................................      (331,838)     (171,764)    (160,074)    --
                                                                ------------  ------------  -----------  ---------
Discounted future net cash flow before income taxes...........       462,781       406,161       56,620     --
Future income taxes, net of discount at 10% per annum.........      (113,316)      (93,386)     (19,930)    --
                                                                ------------  ------------  -----------  ---------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves.....................  $    349,465  $    312,775  $    36,690  $  --
                                                                ------------  ------------  -----------  ---------
                                                                ------------  ------------  -----------  ---------

                                                                                       1996
                                                                --------------------------------------------------
Future gross revenues.........................................  $  2,318,113  $  1,491,057  $   827,056  $  --
Future production costs:
  Lease operating expense.....................................      (504,899)     (259,501)    (245,398)    --
Future development and abandonment costs......................      (310,839)     (126,086)    (184,753)    --
                                                                ------------  ------------  -----------  ---------
Future net cash flows before income taxes.....................     1,502,375     1,105,470      396,905     --
Discount at 10% per annum.....................................      (547,830)     (332,343)    (215,487)    --
                                                                ------------  ------------  -----------  ---------
Discounted future net cash flow before income taxes...........       954,545       773,127      181,418     --
Future income taxes, net of discount at 10% per annum.........      (268,505)     (212,906)     (55,599)    --
                                                                ------------  ------------  -----------  ---------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves.....................  $    686,040  $    560,221  $   125,819  $  --
                                                                ------------  ------------  -----------  ---------
                                                                ------------  ------------  -----------  ---------

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

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

    The following are the principal sources of change in the standardized measure of discounted future net cash flows. All amounts are related to changes in reserves located in the United States,the Kingdom of Thailand, and Canada, as noted.

                                                                             YEAR ENDED DECEMBER 31, 1998
                                                                   ------------------------------------------------
                                                                      TOTAL       UNITED     KINGDOM OF
                                                                     COMPANY      STATES      THAILAND     CANADA
                                                                   -----------  -----------  -----------  ---------
                                                                               (EXPRESSED IN THOUSANDS)
Beginning balance................................................  $   349,465  $   312,775   $  36,690   $  --
Revisions to prior years' proved reserves:
  Net changes in prices and production costs.....................     (165,355)    (151,407)    (13,948)     --
  Net changes due to revisions in quantity estimates.............        5,592       13,681      (8,089)     --
  Net changes in estimates of future development costs...........      (10,777)     (43,419)     32,642      --
  Accretion of discount..........................................       46,278       40,616       5,662      --
  Changes in production rate and other...........................        1,649       (6,485)      7,539         595
                                                                   -----------  -----------  -----------  ---------
    Total revisions..............................................     (122,613)    (147,014)     23,806         595
New field discoveries and extensions, net of future production
  and development costs..........................................      101,142       55,418      45,338         386
Purchases of properties..........................................       46,907       41,969      --           4,938
Sales of properties..............................................      (17,158)     (17,158)     --          --
Sales of oil and gas produced, net of production costs...........     (131,271)    (116,144)    (14,532)       (595)
Previously estimated development costs incurred..................      155,438       66,073      89,365      --
Net change in income taxes.......................................       40,811       70,892     (32,202)      2,121
                                                                   -----------  -----------  -----------  ---------
    Net change in standardized measure of discounted future net
      cash flows.................................................       73,256      (45,964)    111,775       7,445
                                                                   -----------  -----------  -----------  ---------
Ending balance...................................................  $   422,721  $   266,811   $ 148,465   $   7,445
                                                                   -----------  -----------  -----------  ---------
                                                                   -----------  -----------  -----------  ---------

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE

                                                                                 YEAR ENDED DECEMBER 31, 1997
                                                                             -------------------------------------
                                                                                TOTAL       UNITED     KINGDOM OF
                                                                               COMPANY      STATES      THAILAND
                                                                             -----------  -----------  -----------
                                                                                   (EXPRESSED IN THOUSANDS)
Beginning balance..........................................................  $   686,040  $   560,221  $   125,819
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............................     (473,086)    (344,493)    (128,593)
  Net changes due to revisions in quantity estimates.......................      (18,624)       9,619      (28,243)
  Net changes in estimates of future development costs.....................      (83,170)     (75,649)      (7,521)
  Accretion of discount....................................................       95,455       77,313       18,142
  Changes in production rate and other.....................................      (31,132)      (4,518)     (26,614)
                                                                             -----------  -----------  -----------
    Total revisions........................................................     (510,557)    (337,728)    (172,829)
New field discoveries and extensions, net of future production and
  development costs........................................................       79,258       76,687        2,571
Purchase of properties.....................................................       10,189        5,899        4,290
Sales of properties........................................................       (6,069)      (6,069)     --
Sales of oil and gas produced, net of production costs.....................     (221,350)    (201,524)     (19,826)
Previously estimated development costs incurred............................      156,764       95,768       60,996
Net change in income taxes.................................................      155,190      119,521       35,669
                                                                             -----------  -----------  -----------
    Net change in standardized measure of discounted future net cash
      flows................................................................     (336,575)    (247,446)     (89,129)
                                                                             -----------  -----------  -----------
Ending balance.............................................................  $   349,465  $   312,775  $    36,690
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                                                                                 YEAR ENDED DECEMBER 31, 1996
                                                                             -------------------------------------
                                                                                TOTAL       UNITED     KINGDOM OF
                                                                               COMPANY      STATES      THAILAND
                                                                             -----------  -----------  -----------
                                                                                   (EXPRESSED IN THOUSANDS)
Beginning balance..........................................................  $   377,145  $   295,981  $    81,164
Revisions to prior years' proved reserves:
  Net changes in prices and production costs...............................      304,233      289,182       15,051
  Net changes due to revisions in quantity estimates.......................        6,717       53,708      (46,991)
  Net changes in estimates of future development costs.....................     (132,685)     (79,791)     (52,894)
  Accretion of discount....................................................       53,248       40,085       13,163
  Changes in production rate and other.....................................      (72,474)     (38,593)     (33,881)
                                                                             -----------  -----------  -----------
    Total revisions........................................................      159,039      264,591     (105,552)
New field discoveries and extensions, net of future production and
  development costs........................................................      275,738      173,962      101,776
Sales of properties........................................................     (165,736)    (165,736)     --
Previously estimated development costs incurred............................      153,028       99,464       53,564
Net change in income taxes.................................................     (113,174)    (108,041)      (5,133)
                                                                             -----------  -----------  -----------
    Net change in standardized measure of discounted future net cash
      flows................................................................      308,895      264,240       44,655
                                                                             -----------  -----------  -----------
Ending balance.............................................................  $   686,040  $   560,221  $   125,819
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

QUARTERLY RESULTS--UNAUDITED

    Summaries of the Company's results of operations by quarter for the years 1998 and 1997 are as follows:

                                                                                      QUARTER ENDED
                                                                       -------------------------------------------
                                                                        MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                                                       ---------  ---------  ---------  ----------
                                                                        (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE
                                                                                        AMOUNTS)
1998
Revenues.............................................................  $  60,730  $  52,663  $  46,179  $   43,231
Gross profit (loss) (a)..............................................  $   8,621  $   4,758  $  (3,908) $  (40,335)
Net income (loss)....................................................  $     184  $  (2,668) $  (8,322) $  (32,292)(b)
Earnings (loss) per share (c):
  Basic..............................................................  $    0.01  $   (0.07) $   (0.22) $    (0.80)
  Diluted............................................................  $    0.01  $   (0.07) $   (0.22) $    (0.80)

1997
Revenues.............................................................  $  61,314  $  76,740  $  77,177  $   71,069
Gross profit (a).....................................................  $  27,776  $  23,953  $  27,648  $   20,104
Net income...........................................................  $  12,818  $   9,174  $   7,386  $    7,738

Earnings per share (c):
  Basic..............................................................  $    0.38  $    0.27  $    0.22  $     0.23
  Diluted............................................................  $    0.36  $    0.26  $    0.21  $     0.22

------------------------

(a) Represents revenues less lease operating, exploration, dry hole and impairment, and depreciation depletion and amortization expenses.

(b) The net loss for the fourth quarter of 1998 includes an impairment charge of approximately $24,500,000 resulting from poor reservoir performance and persistent low oil and gas prices.

(c) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information regarding nominees and continuing directors in the Company's definitive Proxy Statement for its annual meeting to be held on April 27, 1999, to be filed within 120 days of December 31, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Company's "1999 Proxy Statement"), is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information regarding executive compensation in the Company's 1999 Proxy Statement, other than the information regarding the Compensation Committee Report on Executive Compensation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information regarding ownership of the Company securities by management and certain other beneficial owners in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information regarding certain relationships and related transactions with management in the Company's 1999 Proxy Statement in incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

                                                                                                   PAGE
                                                                                                   -----
1.         Financial Statements and Supplementary Data:
           Report of Independent Public Accountants...........................................          41
           Consolidated statements of income..................................................          42
           Consolidated balance sheets........................................................          43
           Consolidated statements of cash flows..............................................          44
           Consolidated statements of shareholders' equity....................................          45
           Notes to consolidated financial statements.........................................          46
           Unaudited supplementary financial data.............................................          64
2.         Financial Statement Schedules:

    All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

3. Exhibits:

     *3.1     --      Restated Certificate of Incorporation of Pogo Producing Company. (Exhibit 3(a),
                        Annual Report on Form 10-K for the year ended December 31, 1997, File No.
                        1-7792).

     *3.2     --      Certificate of Designation, Preferences and Rights of Preferred Stock of Pogo
                        Producing Company, dated March 25, 1987. (Exhibit 3(a)(1), Annual Report on Form
                        10-K for the year ended December 31, 1987, File No. 0-5468).

     *3.3     --      Bylaws of Pogo Producing Company, as amended and restated through January 27, 1998
                        (Exhibit 3(b), Annual Report on Form 10-K for the year ended December 31,
                        1998,File No. 1-7792).

     *4.1     --      Amended and Restated Credit Agreement dated as of August 1, 1997 among Pogo
                        Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent. (Exhibit 4(a), Quarterly Report on
                        Form 10-Q for the quarter ended, June 30, 1997, File No. 1-7792).

    * 4.2     --      First Amendment dated as of December 21, 1998, to Amended and Restated Credit
                        Agreement dated as of August 1, 1997 among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque
                        Paribas as the Co-Agent. (Exhibit 4.1, Amendment No. 1 to Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1998, File No. 1-7792).

     *4.3     --      Indenture dated as of June 15, 1996 to Fleet National Bank, as Trustee. (Exhibit
                        4(f), Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File
                        No. 001-7792).

     *4.4     --      Indenture dated as of May 15, 1997 between Pogo Producing Company and Fleet
                        National Bank (now State Street Bank & Trust Company as successor in interest under the Indenture) as Trustee (Exhibit 4.3, Registration Statement on Form
                        S-4, filed July 2, 1997, File No. 333-30613).

     *4.5     --      Indenture dated as of January 15,1999 between Pogo Producing Company and State
                        Street Bank & Trust Company as Trustee (Exhibit 4.2, Registration Statement on
                        Form S-4, filed February 10, 1999, File No. 333-72129).

     *4.6     --      Purchase Agreement dated January 12,1999 between Pogo Producing Company and
                        Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and
                        Goldman, Sachs & Co. (Exhibit 4.1, Registration Statement on Form S-4, filed
                        February 10, 1999, File No. 333-72129).

     *4.7     --      Registration Rights Agreement dated January 15,1999 among Pogo Producing Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and
                        Goldman, Sachs & Co. (Exhibit 4.3, Registration Statement on Form S-4, filed
                        February 10, 1999, File No. 333-72129).

     *4.8     --      Rights Agreement dated as of April 26, 1994 between Pogo Producing Company and
                        Harris Trust Company of New York, as Rights Agent. (Exhibit 4, Current Report on
                        Form 8-K filed April 26, 1994, File No. 1-7792).

     *4.9     --      Certificate of Designations of Series A Junior Participating Preferred Stock of
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

                      EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (COMPRISING EXHIBITS 10.1 THROUGH
                        10.25, INCLUSIVE)

    *10.1     --      1989 Incentive and Nonqualified Stock Option Plan of Pogo Producing Company, as
                        amended and restated effective January 25, 1994. (Exhibit 99, Definitive Proxy
                        Statement on Schedule 14A, filed March 22, 1994, File No. 1-7792).

    *10.2     --      Form of Stock Option Agreement under 1989 Incentive and Nonqualified Stock Option
                        Plan, as amended and restated effective January 22, 1991. (Exhibit 10(d)(1),
                        Annual Report on Form 10-K for the year ended December 31, 1991, File No.
                        0-5468).

    *10.3     --      Form of Director Stock Option Agreement under 1989 Incentive and Nonqualified
                        Stock Option Plan as amended and restated effective January 22, 1991. (Exhibit
                        10(d)(2), Annual Report on Form 10-K for the year ended December 31, 1991, File
                        No. 0-5468).

    *10.4     --      1995 Long-Term Incentive Plan. (Exhibit 4(c), Registration Statement on Form S-8
                        filed May 22, 1996, File No. 333-04233).

     10.5     --      1998 Long-Term Incentive Plan.

    *10.6     --      Executive Employment Agreement by and between Pogo Producing Company and Stuart P.
                        Burbach, dated February 1, 1996. (Exhibit 10(f)(1), Annual Report on Form 10-K
                        for the year ended December 31, 1995, File No. 001-7792).

     10.7     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and Stuart P. Burbach, dated effective February 1, 1999.

    *10.8     --      Executive Employment Agreement by and between Pogo Producing Company and Jerry A.
                        Cooper, dated February 1, 1996. (Exhibit 10(f)(2), Annual Report on Form 10-K
                        for the year ended December 31, 1995, File No. 001-7792).

     10.9     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and Jerry A. Cooper, dated effective February 1, 1999.

   *10.10     --      Executive Employment Agreement by and between Pogo Producing Company and Kenneth
                        R. Good, dated February 1, 1996. (Exhibit 10(f)(3), Annual Report on Form 10-K
                        for the year ended December 31, 1995, File No. 001-7792).

    10.11     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and Kenneth R. Good, dated effective February 1, 1999.

   *10.12     --      Executive Employment Agreement by and between Pogo Producing Company and R.
                        Phillip Laney, dated February 1, 1996. (Exhibit 10(f)(4), Annual Report on Form
                        10-K for the year ended December 31, 1995, File No. 001-7792).

    10.13     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and R. Phillip Laney, dated effective February 1, 1999.

   *10.14     --      Executive Employment Agreement by and between Pogo Producing Company and John O.
                        McCoy, Jr., dated February 1, 1996. (Exhibit 10(f)(5), Annual Report on Form
                        10-K for the year ended December 31, 1995, File No. 001-7792).

    10.15     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and John O. McCoy, Jr., dated effective February 1, 1999.

   *10.16     --      Executive Employment Agreement by and between Pogo Producing Company and Paul G.
                        Van Wagenen, dated February 1, 1996. (Exhibit 10(f)(6), Annual Report on Form
                        10-K for the year ended December 31, 1995, File No. 001-7792).

    10.17     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and Paul G. Van Wagenen, dated effective February 1, 1999.

   *10.18     --      Executive Employment Agreement by and between Pogo Producing Company and Bruce E.
                        Archinal, dated as of February 1, 1998 (Exhibit 10(c)(7)(i), Annual Report on
                        Form 10-K for the year ended December 31, 1997, File No. 001-7792).

    10.19     --      Extension Agreement to Continue Executive Employment Agreement by and between Pogo
                        Producing Company and Bruce E. Archinal, dated effective February 1, 1999.

    10.20     --      Executive Employment Agreement by and between Pogo Producing Company and David R.
                        Beathard, dated as of February 1, 1999.

    10.21     --      Executive Employment Agreement by and between Pogo Producing Company and Stephen
                        R. Brunner, dated as of February 1, 1999.

    10.22     --      Executive Employment Agreement by and between Pogo Producing Company and J. D.
                        McGregor, dated as of February 1, 1999.

    10.23     --      Executive Employment Agreement by and between Pogo Producing Company and Gerald A.
                        Morton, dated as of February 1, 1999.

   *10.24     --      Excess Benefits Letter Agreement by and between Pogo Producing Company and Kenneth
                        R. Good, dated March 2, 1995. (Exhibit 10(g)(1), Annual Report on Form 10-K for
                        the year ended December 31, 1995, File No. 001-7792).

   *10.25     --      Excess Benefits Letter Agreement by and between Pogo Producing Company and Paul G.
                        Van Wagenen, dated March 2, 1995. (Exhibit 10(g)(2), Annual Report on Form 10-K
                        for the year ended December 31, 1995, File No. 001-7792).

    10.26     --      Amended and Restated Bareboat Charter Agreement by and between Tantawan Services,
                        L.L.C. and Tantawan Production B.V., dated as of February 9,1996.

    10.27     --      Bareboat Charter Agreement by and between Thaipo Limited, Thai Romo Limited,
                        Palang Sophon Limited, B8/32 Partners Limited and Watertight Shipping B.V. dated as of August 24, 1998.

   *10.28     --      Gas Sales Agreement dated November 7, 1995, among The Petroleum Authority of
                        Thailand, Thaipo, Limited, Thai Romo Ltd. and The Sophonpanich Co., Ltd.
                        (Exhibit 10(k), Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1996, File No. 001-7792).

   *10.29     --      The First Amendment to the Gas Sales Agreement dated November 12, 1997, among The
                        Petroleum Authority of Thailand, B8/32 Partners Limited, Thaipo, Limited, Thai
                        Romo Limited and Palang Sophon Limited (Exhibit 10(g)(ii), Annual Report on Form
                        10-K for the year ended December 31, 1998, File No. 001-7792).

     21       --      List of Subsidiaries of Pogo Producing Company.

     23.1     --      Consent of Independent Public Accountants.

     23.2     --      Consent of Independent Petroleum Engineers.

     24       --      Powers of Attorney from each Director of Pogo Producing Company whose signature is affixed to this Form 10-K for the year ended December 31, 1998.

     27       --      Financial Data Schedule.

*   Asterisk indicates exhibits incorporated by reference as shown.

(b) Reports on Form 8-K

None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POGO PRODUCING COMPANY
                                (REGISTRANT)

                                By:           /s/ PAUL G. VAN WAGENEN
                                     -----------------------------------------
                                                Paul G. Van Wagenen
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

Date: February 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 1999.

          SIGNATURES                      TITLE
------------------------------  --------------------------

   /s/ PAUL G. VAN WAGENEN
------------------------------
     Paul G. Van Wagenen           Principal Executive
    CHAIRMAN OF THE BOARD,          Officer and Director
PRESIDENT AND CHIEF EXECUTIVE
           OFFICER

    /s/ JOHN W. ELSENHANS
------------------------------
      John W. Elsenhans            Principal Financial
   VICE PRESIDENT AND CHIEF               Officer
      FINANCIAL OFFICER

      /s/ THOMAS E. HART
------------------------------     Principal Accounting
        Thomas E. Hart                    Officer
VICE PRESIDENT AND CONTROLLER

     JERRY M. ARMSTRONG*
------------------------------           Director
      Jerry M. Armstrong

       TOBIN ARMSTRONG*
------------------------------           Director
       Tobin Armstrong

          SIGNATURES                      TITLE
------------------------------  --------------------------

       JACK S. BLANTON*
------------------------------           Director
       Jack S. Blanton

     W. M. BRUMLEY, JR.*
------------------------------           Director
      W. M. Brumley, Jr.

     JOHN B. CARTER, JR.*
------------------------------           Director
     John B. Carter, Jr.

      WILLIAM L. FISHER*
------------------------------           Director
      William L. Fisher

       GERRIT W. GONG*
------------------------------           Director
        Gerrit W. Gong

       J. STUART HUNT*
------------------------------           Director
        J. Stuart Hunt

  FREDERICK A. KLINGENSTEIN*
------------------------------           Director
  Frederick A. Klingenstein

       JACK A. VICKERS*
------------------------------           Director
       Jack A. Vickers

*By:     /s/ THOMAS E. HART
      -------------------------
           Thomas E. Hart
          ATTORNEY-IN-FACT