Form 10-Q
period 1999-03-31
POGO PRODUCING CO
filed 1999-05-06
CIK 230463

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

          For the quarterly period ended  March 31, 1999 or

   [ ] Transition report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

          For the transition period from ................ to ................

          Commission file number 1-7792

                             POGO PRODUCING COMPANY
             [Exact Name of Registrant as Specified in Its Charter]

             DELAWARE                                       74-1659398
   [State or Other Jurisdiction of                     [I.R.S. Employer
    Incorporation or Organization]                     Identification No.]

    5 GREENWAY PLAZA, SUITE 2700
           HOUSTON, TEXAS                                     77046-0504
[Address of principal executive offices]                      [Zip Code]

                                 [713] 297-5000
   -------------------------------------------------------------------------
              [Registrant's Telephone Number, Including Area Code]

                                 Not Applicable
   -------------------------------------------------------------------------
   [Former Name, Former Address and Former Fiscal Year, if Changed Since Last
     Report]

  Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to
such filing requirement for the past 90 days:    Yes   X      No . . .

Registrant's number of common shares outstanding as of
  March 31, 1999:  40,141,061

                         PART I. FINANCIAL INFORMATION

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Income (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                       --------------------
                                                          1999       1998
                                                       ---------- ---------
                                                      (Expressed in thousands,
                                                      except per share amounts)

 REVENUES:
   Oil and gas                                            $37,735   $60,432
   Pipeline sales and other                                   967       229
   Gains on sales                                          37,344        69
                                                          -------   -------
    Total                                                  76,046    60,730
                                                          -------   -------
 OPERATING COSTS AND EXPENSES:
   Lease operating                                         15,342    16,446
   Pipeline operating and natural gas purchases               862        63
   General and administrative                               7,106     5,485
   Exploration                                              1,765     3,832
   Dry hole and impairment                                    239     1,308
   Depreciation, depletion and amortization                23,851    30,460
                                                          -------   -------
    Total                                                  49,165    57,594
                                                          -------   -------
 OPERATING INCOME                                          26,881     3,136

 INTEREST:
   Charges                                                 (9,875)   (6,068)
   Income                                                      72       148
   Capitalized                                              3,750     1,845
 FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                     (51)      997
                                                          -------   -------
 INCOME BEFORE INCOME TAXES                                20,777        58
 INCOME TAX (EXPENSE) BENEFIT                              (6,464)      126
                                                          -------   -------
 NET INCOME                                               $14,313   $   184
                                                          =======   =======
 EARNINGS PER COMMON SHARE
   Basic                                                    $0.36     $0.01
                                                          =======   =======
   Diluted                                                  $0.36     $0.01
                                                          =======   =======
 DIVIDENDS PER COMMON SHARE                                 $0.03     $0.03
                                                          =======   =======

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
   POTENTIAL COMMON SHARES OUTSTANDING
     Basic                                                 40,122    35,122
     Diluted                                               40,252    35,565


          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                  March 31,       December 31,
                                                                                    1999              1998
                                                                                ------------       ----------
                                                                                  (Unaudited)
                                                                                   (Expressed in thousands,
                                                                                      except share amounts)
                                 ASSETS
CURRENT ASSETS:
     Cash and cash investments                                                     $    9,419      $    7,959
     Accounts receivable                                                               23,511          24,054
     Other receivables                                                                 59,244          38,977
     Federal income taxes receivable                                                    6,420               -
     Inventory - product                                                                1,270             969
     Inventories - tubulars                                                            12,569          10,594
     Other                                                                              2,848           2,814
                                                                                  -----------      ----------
          Total current assets                                                        115,281          85,367
                                                                                  -----------      ----------
PROPERTY AND EQUIPMENT:

     Oil and gas, on the basis of successful efforts accounting
          Proved properties being amortized                                         1,431,056       1,485,125
          Unevaluated properties and properties
               under development, not being amortized                                 254,037         215,244
          Other, at cost                                                               18,525          17,915
                                                                                  -----------      ----------
                                                                                    1,703,618       1,718,284
     Less--accumulated depreciation, depletion and
          amortization, including $7,400 and $6,862,
          respectively, applicable to other property                                  994,337         992,759
                                                                                  -----------      ----------
                                                                                      709,281         725,525
                                                                                  -----------      ----------
FOREIGN TAXES RECEIVABLE                                                               27,383          23,482
DEBT ISSUE EXPENSES                                                                    13,600           7,727
OTHER                                                                                  19,671          20,295
                                                                                  -----------      ----------
                                                                                   $  885,216      $  862,396
                                                                                  ===========      ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - operating activities                                       $   14,273      $   12,197
     Accounts payable - investing activities                                           76,361          90,102
     Accrued interest payable                                                           8,658           3,226
     Accrued payroll and related benefits                                               2,216           1,952
     Other                                                                                146               2
                                                                                  -----------      ----------
          Total current liabilities                                                   101,654         107,479
LONG-TERM DEBT                                                                        434,967         434,947
DEFERRED FEDERAL INCOME TAX                                                            69,446          53,869
DEFERRED CREDITS                                                                       16,204          16,441
                                                                                  -----------      ----------
          Total liabilities                                                           622,271         612,736
                                                                                  -----------      ----------
SHAREHOLDERS' EQUITY:
     Preferred stock, $1 par; 2,000,000 shares authorized                                   -               -
     Common stock, $1 par; 100,000,000 shares authorized,
          40,156,636 and 40,136,254 shares issued, respectively                        40,156          40,136
     Additional capital                                                               290,697         290,655
     Retained earnings (deficit)                                                      (66,491)        (79,600)
     Treasury stock (15,575 shares) and other, at cost                                 (1,417)         (1,531)
                                                                                  -----------      ----------
          Total shareholders' equity                                                  262,945         249,660
                                                                                  -----------      ----------
                                                                                   $  885,216      $  862,396
                                                                                  ===========      ==========

          See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1999          1998
                                                       ---------       --------
                                                       (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                         $  39,177       $ 68,538
  Operating, exploration, and general and
   administrative expenses paid                          (22,999)       (27,872)
  Interest paid                                           (3,937)        (3,645)
  Value added taxes paid                                  (1,551)        (2,870)
  Other                                                    1,196            664
                                                       ---------       --------
    Net cash provided by operating activities             11,886         34,815
                                                       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (70,308)       (53,880)
  Proceeds from the sale of properties                    67,573            525
                                                       ---------       --------
    Net cash used in investing activities                 (2,735)       (53,355)
                                                       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of new debt                     150,000             --
  Borrowings under senior debt agreements                110,020         91,000
  Payments under senior debt agreements                 (260,000)       (78,000)
  Debt issue expenses paid                                (6,379)             -
  Payment of cash dividend on common stock                (1,204)        (1,072)
  Purchase of 2004 Notes                                       -            (99)
  Proceeds from exercise of stock options                     42            970
                                                       ---------       --------
    Net cash provided by (used in) financing activities   (7,521)        12,799
                                                       ---------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (170)           525
                                                       ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS       1,460         (5,216)
CASH AND CASH INVESTMENTS AT THE BEGINNING OF THE YEAR     7,959         19,646
                                                       ---------       --------
CASH AND CASH INVESTMENTS AT THE END OF THE PERIOD     $   9,419       $ 14,430
                                                       =========       ========
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $  14,313       $    184
    Adjustments to reconcile net income to
      net cash provided by operating activities -
      Foreign currency transaction (gain) loss                51           (997)
      Gain from the sale of properties                   (37,344)           (69)
      Depreciation, depletion and amortization            23,851         30,460
      Dry hole and impairment                                239          1,308
      Interest capitalized                                (3,750)        (1,845)
      Deferred federal income taxes                       15,597            155
      Change in operating assets and liabilities          (1,071)         5,619
                                                       ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $  11,886       $ 34,815
                                                       =========       ========


         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

         Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                               Three Months Ended March 31,
                                                     ------------------------------------------------
                                                              1999                    1998
                                                     ---------------------   ------------------------
                                                       Shares      Amount      Shares       Amount
                                                     ----------   --------   ----------   -----------
                                                      (Expressed in thousands, except share amounts)

COMMON STOCK:
     $1.00 par-100,000,000 shares authorized
     Balance at beginning of year                    40,136,254   $ 40,136   33,552,702   $    33,553
     Shares issued upon conversion
          of the 2004 Notes                                   -          -    3,879,726         3,880
     Adjustment for fractional shares and other          13,132         13            -             -
     Stock options exercised                              7,250          7      142,517           142
                                                     ----------   --------   ----------   -----------
     Issued at end of period                         40,156,636     40,156   37,574,945        37,575
                                                     ----------   --------   ----------   -----------
ADDITIONAL CAPITAL:
     Balance at beginning of year                                  290,655                    144,848
     Shares issued upon conversion
          of the 2004 Notes                                              -                     81,233
     Adjustment for fractional shares and other                        (13)                         -
     Stock options exercised                                            55                      1,712
                                                                  --------                -----------
     Balance at end of period                                      290,697                    227,793
                                                                  --------                -----------
RETAINED EARNINGS (DEFICIT):
     Balance at beginning of year                                  (79,600)                   (31,971)
     Net income                                                     14,313                        184
     Dividends ($0.03 per common share)                             (1,204)                    (1,072)
                                                                  --------                -----------
     Balance at end of period                                      (66,491)                   (32,859)
                                                                  --------                -----------
TREASURY STOCK AND OTHER:
     Balance at beginning of year                       (15,575)    (1,531)     (15,575)         (324)
     Activity during the period                               -        114            -             -
                                                     ----------   --------   ----------   -----------
     Balance at end of period                           (15,575)    (1,417)     (15,575)         (324)
                                                     ----------   --------   ----------   -----------
COMMON STOCK OUTSTANDING,
     AT THE END OF THE PERIOD                        40,141,061              37,559,370
                                                     ==========              ==========
TOTAL SHAREHOLDERS' EQUITY                                        $262,945                $   232,185
                                                                  ========                ===========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(1)  GENERAL INFORMATION -

     The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. The financial statements should be read in conjunction with the consolidated financial statements, and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)  LONG-TERM DEBT -

     Long-term debt and the amount due within one year at March 31, 1999 and December 31, 1998, consists of the following:

                                                                                            March 31,     December 31,
                                                                                              1999           1998
                                                                                            --------       --------
                                                                                            (Expressed in thousands)
Senior debt -
  Bank revolving credit agreement
    LIBO Rate based loans, borrowings at March 31, 1999 and December 31, 1998,
      at average interest rates of 6.6% and 7.4%, respectively                              $ 58,000       $205,000
    Uncommitted credit lines with banks, borrowings at March 31, 1999 and December 31,
      1998 at average interest rates of 5.8% and 6.1%, respectively                            1,000          4,000
    Banker's acceptance loans, borrowings at March 31, 1999 and December 31, 1998,
      at average interest rates of 6.2% and 5.9%, respectively                                10,967         10,947
                                                                                            --------       --------
    Total senior debt                                                                         69,967        219,947
                                                                                            --------       --------
Subordinated debt -
  8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                                   100,000        100,000
  10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                                  150,000              -
  5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                              115,000        115,000
                                                                                            --------       --------
  Total subordinated debt                                                                    365,000        215,000
                                                                                            --------       --------
Long-term debt, none due within one year                                                    $434,967       $434,947
                                                                                            ========       ========

     Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998 for a further discussion of the bank revolving credit agreement, the Company's uncommitted credit lines, the banker's acceptance loans, the 2007 Notes, and the 2006 Notes.

     On January 15, 1999, the Company issued $150,000,000 of 10 3/8% Senior Subordinated Notes, due 2009 (the "2009 Notes"). The proceeds from the issuance of the 2009 Notes were used to repay amounts outstanding under the Company's credit agreement. The 2009 Notes bear interest at a rate of 10 3/8%, payable semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 1999. The 2009 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the credit agreement, its unsecured credit lines, and bankers acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2009 Notes. The 2009 Notes are redeemable at the option of any holder, upon the occurrence of a change in control (as defined in the indenture governing the 2009 Notes), at 101% of their principal amount. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are similar to the covenants contained in the indenture governing the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets. As of March 31, 1999, $8,819,000 was available to the Company for common stock dividends under the covenant that restricts certain types of payments and distributions by the Company.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(3)  GEOGRAPHIC SEGMENT REPORTING -

     The Company's long-lived assets, revenues and operating income (loss) by segment and geographic area are as follows:

                                                              TOTAL     OIL AND
                                                             COMPANY      GAS      PIPELINES    OTHER
                                                             --------   --------   ---------   -------
                                                                     (Expressed in thousands)
         LONG-LIVED ASSETS:
              As of March 31, 1999:
                   United States                             $484,157   $474,884      $5,321   $ 3,952
                   Kingdom of Thailand                        219,915    218,171           -     1,744
                   Canada                                       5,209      5,081           -       128
                                                             --------   --------      ------   -------
                   Total                                     $709,281   $698,136      $5,321   $ 5,824
                                                             ========   ========      ======   =======
              As of December 31, 1998:
                   United States                             $502,787   $493,633      $4,992   $ 4,162
                   Kingdom of Thailand                        209,552    207,756           -     1,796
                   Canada                                      13,186     13,083           -       103
                                                             --------   --------      ------   -------
                   Total                                     $725,525   $714,472      $4,992   $ 6,061
                                                             ========   ========      ======   =======
         REVENUES:
              For the three months ended March 31, 1999
                   United States                             $ 69,887   $ 31,571      $  990   $37,326
                   Kingdom of Thailand                          5,155      5,145           -        10
                   Canada                                       1,004      1,019           -       (15)
                                                             --------   --------      ------   -------
                   Total                                     $ 76,046   $ 37,735      $  990   $37,321
                                                             ========   ========      ======   =======
              For the three months ended March 31, 1998
                   United States                             $ 50,922   $ 50,624      $    -   $   298
                   Kingdom of Thailand                          9,808      9,808           -         -
                                                             --------   --------      ------   -------
                   Total                                     $ 60,730   $ 60,432      $    -   $   298
                                                             ========   ========      ======   =======
         OPERATING INCOME (LOSS):
              For the three months ended March 31, 1999
                   United States                             $ 31,866   $ (5,554)     $   94   $37,326
                   Kingdom of Thailand                         (4,157)    (4,167)          -        10
                   Canada                                        (828)      (813)          -       (15)
                                                             --------   --------      ------   -------
                   Total                                     $ 26,881   $(10,534)     $   94   $37,321
                                                             ========   ========      ======   =======
              For the three months ended March 31, 1998
                   United States                             $  4,031   $  3,733      $    -   $   298
                   Kingdom of Thailand                           (895)      (895)          -         -
                                                             --------   --------      ------   -------
                   Total                                     $  3,136   $  2,838      $    -   $   298
                                                             ========   ========      ======   =======

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(4)  COMPREHENSIVE INCOME -

     During 1998, the Company adopted the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130. The Company did report a foreign currency translation gain of $114,000 in the three months ended March 31, 1999, which is reflected in shareholders' equity and represents less than one percent of the Company's reported pretax income for 1999. As such, total comprehensive income and net income are materially the same for the three months ended March 31, 1999 and 1998.

(5)  IMPACT OF SFAS 133 -

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities: ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for the Company in 2000 but early adoption is allowed. The Company has not yet quantified the impact of adopting SFAS 133 or determined the timing or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income should the Company enter into transactions covered by the pronouncement.

(6)  EARNINGS PER SHARE -

     Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below, in thousands, except per share amounts:
                                                      Three Months Ended
                                                        March 31, 1999
                                               --------------------------------
                                               Income       Shares    Per Share
                                               --------     ------    ---------
     BASIC EARNINGS PER SHARE -                $ 14,313     40,122    $    0.36
     Effect of dilutive securities:                                   =========
       Options to purchase common shares              -        130
                                               --------     ------
     DILUTED EARNINGS PER SHARE                $ 14,313     40,252    $    0.36
                                               ========     ======    =========
     Antidilutive securities -
       Options to purchase common shares              -      2,152    $   21.19
       2006 Notes                                 1,028      2,726    $    0.38

                                                      Three Months Ended
                                                        March 31, 1998
                                               --------------------------------
                                                Income      Shares    Per Share
                                               --------     ------    ---------
     BASIC EARNINGS PER SHARE -                $    184     35,122    $    0.01
       Effect of dilutive securities:                                 =========
         Options to purchase common shares            -        443
                                               --------     ------
     DILUTED EARNINGS PER SHARE                $    184     35,565    $    0.01
                                               ========     ======    =========
       Antidilutive securities -
         Options to purchase common shares            -        876    $   37.82
         2004 Notes(a)                              478      2,410    $    0.20
         2006 Notes                               1,028      2,726    $    0.38

(a) The 2004 Notes were converted to common stock or called in the first quarter of 1998.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.


  Results of Operations

   Net income

     The Company reported net income for the first quarter of 1999 of $14,313,000 or $0.36 per share (on both a basic and a diluted basis), compared to net income for the first quarter of 1998 of $184,000 or $0.01 per share (on both a basic and a diluted basis). The increase in net income during the first quarter of 1999, compared to the first quarter of 1998, was primarily related to a net gain recognized by the Company from the sale of certain properties, including the previously announced sale of the Lopeno Field in South Texas. These property sales were part of an effort by the Company to sell its non-strategic and/or underperforming properties to generate cash and maximize its focus on properties with greater exploration potential. If the gain of $37,344,000 related to the sale of such properties is excluded, the Company would have reported a net loss for the first quarter of 1999 of $9,961,000 or $0.25 per share (on both a basic and a diluted basis).

     Earnings per common share are based on the weighted average number of common shares outstanding for the first quarter of 1999 of 40,122,000 (40,252,000 on a diluted basis), compared to 35,122,000 (35,565,000 on a diluted basis) for the first quarter of 1998. The increase in the weighted average number of common shares outstanding for the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from the issuance of approximately 3,900,000 shares of its common stock upon the conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998, the issuance as of August 17, 1998 of approximately 2,500,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the Company's acquisition of Arch Petroleum Inc. ("Arch") and, to a lesser extent, the issuance of common stock upon the exercise of stock options pursuant to the Company's incentive plans. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, the earnings per share computation on a diluted basis in the periods presented reflect additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds.

 Total Revenues

     The Company's total revenues for the first quarter of 1999 were $76,046,000, an increase of approximately 25% from total revenues of $60,730,000 for the first quarter of 1998. The increase in the Company's total revenues for 1999, compared to 1998, resulted primarily from the gains on sales of properties previously discussed and, to a much lesser extent, an increase in pipeline sales related to the Saginaw pipeline, which was acquired as part of the Arch acquisition, that was only partially offset by a substantial decrease in oil and gas revenues.

 Oil and Gas Revenues

     The Company's oil and gas revenues for the first quarter of 1999 were $37,735,000, a decrease of approximately 38% from oil and gas revenues of $60,432,000 for the first quarter of 1998. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 1999 and

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

1998:

 Increase (decrease) in oil and gas revenues                 1st Qtr
  resulting from variances in:                                1999
                                                           Compared to
                                                             1st Qtr
                                                               1998
                                                           -----------

  Natural gas --
     Price..............................................     $ (6,307)
     Production.........................................       (8,538)
                                                             --------
                                                              (14,845)
                                                             --------
   Crude oil and condensate --
     Price..............................................       (3,410)
     Production.........................................       (1,430)
                                                             --------
                                                               (4,840)
                                                             --------
  Natural Gas Liquids...................................       (3,012)
                                                             --------
     Increase (decrease) in oil and gas revenues........     $(22,697)
                                                             ========

     The decrease in the Company's oil and gas revenues in the first quarter of 1999, compared to the first quarter of 1998, is related to declines in the Company's natural gas production volumes, a decline in the average prices that it received for its natural gas and oil, condensate and NGL ("liquid hydrocarbons") production volumes and, to a lesser extent, declines in its liquid hydrocarbon production volumes.


Comparison of Increases (Decreases) in:                                 1st Qtr        1st Qtr         % Change
Natural Gas --                                                           1999           1998         1999 to 1998
                                                                     ------------   ------------   ----------------
   Average prices
      North America(a)............................................        $  1.76        $  2.19            (20%)
      Kingdom of Thailand(b)......................................        $  1.51        $  1.74            (13%)
           Company-wide average price.............................        $  1.71        $  2.08            (18%)
   Average daily production volumes (MMcf per day)
      North America(a)............................................          107.1          145.5            (26%)
      Kingdom of Thailand.........................................           25.4           42.4            (40%)
                                                                          -------        -------
           Company-wide average daily production..................          132.5          187.9            (29%)
                                                                          =======        =======
Crude Oil and Condensate --
   Average prices
      North America(a)............................................        $ 11.67        $ 14.74            (21%)
      Kingdom of Thailand.........................................        $ 14.28        $ 12.04             19%
           Company-wide average price.............................        $ 11.90        $ 14.26            (17%)
   Average daily production volumes (Bbls per day)
      North America(a)............................................         13,439         13,157              2%
      Kingdom of Thailand.........................................          1,328          2,944            (54%)
                                                                          -------        -------
           Company-wide average daily production..................         14,767         16,101             (8%)
                                                                          =======        =======
Total Liquid Hydrocarbons --
    Company-wide average daily production (Bbls per day)..........         16,938         20,393            (17%)
                                                                          =======        =======

____________________________

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


      (a) North American average prices and production reflect production from the United States and Canada for the first quarter of 1999, but only production from the United States for the first quarter of 1998. The Company acquired its interests in Canada as part of the Arch acquisition which closed during the third quarter of 1998. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.

      (b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in dollars based on the revenue recorded in the Company's financial records. The average price that the Company received for its natural gas production in the Kingdom of Thailand during the first quarter of 1999 reflects the impact of the penalty provisions of the Company's gas sales agreement with the Petroleum Authority of Thailand due to the Company's failure to meet its minimum contractual delivery obligations.

     Natural Gas

  Thailand Prices. The price that the Company receives under the Gas Sales Agreement with the Petroleum Authority of Thailand ("PTT") is subject to a penalty provision if the Company does not meet the minimum delivery requirements set forth in the agreement. Commencing on October 1, 1998, and continuing throughout the first quarter of 1999, the Company and its joint venture partners have not met the contractual minimum delivery requirements under the Gas Sales Agreement. This has permitted PTT to reduce the price it pays on a portion of the natural gas which the Company has sold to PTT by 25% from the then current contract price. If these penalty provisions had not been in effect, the average price that the Company would have received for its production in the Kingdom of Thailand for the first quarter of 1999 would have been approximately $1.73. The Company currently believes that it will be able to meet its contractual delivery obligations to PTT and will no longer suffer a penalty under the Gas Sales Agreement when production commences from new facilities, including the Benchamas Field, during the third quarter of 1999.

  Production. The decrease in the Company's natural gas production during the first quarter of 1999, compared to the first quarter of 1998, was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform, decreased production from the Tantawan Field in the Kingdom of Thailand that was partially attributable to extended periods during which platforms were shut-in during an in-fill drilling program and, to a lesser extent, the sale of the Lopeno Field and the anticipated natural decline in deliverability from certain of the Company's properties. The decline in the Company's natural gas production was partially offset by successful development of the Company's Main Pass Block 226 field, its continued successful offshore and onshore drilling and workover program, and production from properties that the Company acquired in its acquisition of Arch, including its Canadian properties. As of March 31, 1999, the Company was not a party to any future natural gas sales contracts.

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

  Production. The increase in the Company's North American crude oil and condensate production during the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from increased production from the Company's Permian basin properties due to an active workover and recompletion program commenced in late 1998 and additional production from properties acquired in the Arch acquisition, that was only partially offset by

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


the anticipated natural decline in deliverability from certain of the Company's onshore and offshore properties. On a company-wide basis, the increase in North American crude oil and condensate production was not sufficient to offset the decline in production from the Tantawan Field in the Kingdom of Thailand. Crude oil and condensate production from the Tantawan Field declined, in part, due to disappointing reservoir performance and, in part, due to the need to shut-in production from platforms during the in-fill drilling program that commenced during the first quarter of 1999. As of March 31, 1999, the Company was not a party to any crude oil swaps or futures contracts.

  NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The decrease in NGL revenues for the first quarter of 1999, compared with the first quarter of 1998, related, in almost equal measure, to a decrease in the average price that the Company received for its NGL and, to a lesser extent, a decrease in the Company's NGL production volumes.

     Costs and Expenses


                                                                     1st Qtr            1st Qtr            % Change
Comparison of Increases (Decreases) in:                               1999                1998           1999 to 1998
                                                                -----------------   ----------------   -----------------
   Lease Operating Expenses
      North America..........................................        $11,233,000         $12,247,000          ( 8%)
      Kingdom of Thailand....................................        $ 4,109,000         $ 4,262,000          ( 4%)
            Total Lease Operating Expenses...................        $15,342,000         $16,509,000          ( 7%)
   General and Administrative Expenses.......................        $ 7,106,000         $ 5,485,000           30%
   Exploration Expenses......................................        $ 1,765,000         $ 3,832,000          (54%)
   Dry Hole and Impairment Expenses..........................        $   239,000         $ 1,308,000         (817%)
   Depreciation, Depletion and Amortization (DD&A)
       Expenses..............................................        $23,851,000         $30,460,000          (22%)
      DD&A rate..............................................              $1.11               $1.08            3%
      Mcfe produced (a)......................................         21,068,000          27,922,000          (25%)
   Interest--
      Charges................................................        $ 9,875,000         $ 6,068,000           63%
       Capitalized Interest Expense..........................        $3, 750,000         $ 1,845,000          103%
   Foreign Currency Transaction Gain (Loss)..................        $   (51,000)        $   997,000          N/A
   Income Tax Benefit (Expense)..............................        $(6,464,000)        $   126,000          N/A

_____________________

     (a)  "Mcfe" stands for thousand of cubic feet equivalent.

  Lease Operating Expenses.

     The decrease in North American lease operating expenses for the first quarter of 1999, compared to the first quarter of 1998, was primarily related to a non-recurring maintenance project on the Company's East Cameron 334 "E" platform that occurred during the first quarter of 1998 for which no similar expenses were incurred during the first quarter of 1999 and, to a lesser extent, the results of a company-wide cost reduction program and decreased severance taxes. The decrease in lease operating expenses in the Kingdom of Thailand for

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


the first quarter of 1999, compared to the first quarter of 1998, was primarily related to an ongoing cost reduction program.

 General and Administrative Expenses

     The increase in general and administrative expenses for the first quarter of 1999, compared with the first quarter of 1998, was primarily related to an increase in the size of the Company's work force due to the Arch acquisition, and to normal salary and concomitant benefit expense adjustments.

 Exploration Expenses

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The decrease in exploration expense for the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from decreased geophysical activity by the Company in most of its operational areas except Canada, where the Company participated in a significant 3-D survey during the first quarter of 1999, that was also partially offset by a small increase in delay rental payments.

 Depreciation, Depletion and Amortization Expenses

     The decrease in the Company's Depreciation, Depletion and Amortization ("DD&A") expense for the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from a decrease in the Company's natural gas and liquid hydrocarbon production, that was only partially offset by an increase in the Company's composite DD&A rate.

     The increase in the composite DD&A rate for all of the Company's producing fields for the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. Management currently anticipates that this trend will continue for the foreseeable future, resulting in generally increasing DD&A rates.

 Interest

  Interest Charges. The increase in the Company's interest charges for the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased average interest rates on the debt outstanding (resulting primarily from the issuance of the 10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes") on January 15, 1999). As of March 31,1999, the Company was not a party to any interest rate swap agreements. Management currently expects the average interest rate on its outstanding debt to continue to increase, primarily due to the issuance of the 2009 Notes.

  Capitalized Interest. The increase in capitalized interest for the first quarter of 1999, compared to the first quarter of 1998, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the first quarter of 1999 ($186,533,000), compared to the first quarter of 1998 ($104,439,000), and from an increase in the computed rate that the Company uses to apply on such capital

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the development of the Benchamas Field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

 Foreign Currency Transaction Gain (Loss)

   The foreign currency transaction gain and loss each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. During the first quarter of 1998, the value of the Thai Baht generally strengthened against the U.S. dollar, resulting in a foreign currency transaction gain. However, in the first quarter of 1999, the value of the Thai Baht weakened against the U.S. dollar, resulting in a foreign currency transaction loss. The Company cannot predict what the Thai Baht to U. S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of March 31, 1999, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

 Income Tax Benefit (Expense)

  The Company's income tax expense for the first quarter of 1999, compared to its income tax benefit for the first quarter of 1998, resulted primarily from a pre-tax gain on the sale of the Lopeno Field, that was only partially offset by substantially lower revenues in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand.

  Liquidity and Capital Resources

   Cash Flows

     The Company's Condensed Consolidated Statement of Cash Flows for the first quarter of 1999 reflects net cash provided by operating activities of $11,886,000. In addition to net cash provided by operating activities, the Company received $67,573,000 from the sale of certain non-strategic and/or underperforming properties, proceeds of $150,000,000 from the sale of its 2009 Notes and net proceeds of $42,000 from the exercise of stock options.

  During the first quarter of 1999, the Company invested $70,308,000 of such cash flow in capital projects, repaid a net $149,980,000 under its credit agreement, paid $6,379,000 in debt issuance expenses and paid $1,204,000 ($0.03 per share) in cash dividends to holders of the Company's common stock. As of March 31, 1999, the Company's cash and cash investments were $9,419,000 and its long-term debt stood at $434,967,000.

 Future Capital Requirements

  The Company's capital and exploration budget for 1999, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $170,000,000. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities, funds available under its credit agreement, uncommitted credit lines and banker's acceptance facilities, and amounts that the Company currently believes that it can obtain from the issuance of new debt and convertible preferred securities, or

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

asset sales, will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 1999, and future dividend payments at current levels (including a dividend payment of $0.03 per share to be paid on May 28, 1999 to shareholders of record on May 14, 1999). Subject to favorable market conditions and other factors, the Company also currently intends to issue convertible preferred equity securities during the second quarter of 1999 to assist in funding its future capital and exploration plans. The declaration of future dividends on the Company's common stock will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

 Other Matters

  Year 2000 Readiness Disclosure. Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change in the Company's Year 2000 readiness since that information disclosed.

                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Exhibits

          27  Financial Data Schedule

     (B)  Reports on Form 8-K

          Report filed on January 27, 1999, announcing the date of the Company's annual shareholder's meeting in 1999.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES


                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pogo Producing Company
                                         (Registrant)


                                     /s/ Thomas E. Hart
                                    -----------------------------------------
                                         Thomas E. Hart
                                         Vice President and Controller



                                     /s/ John W. Elsenhans
                                    -----------------------------------------
                                         John W. Elsenhans
                                         Vice President and Chief
                                          Financial Officer



     Date: May 6, 1999