Form 10-Q
period 1999-06-30
POGO PRODUCING CO
filed 1999-08-12
CIK 230463

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1999   or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ....... to .......

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

                                 (713) 297-5000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days:  Yes X       No ...

Registrant's number of common shares outstanding as of June 30, 1999: 40,142,061

                          PART I. FINANCIAL INFORMATION

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                   June 30,                    June 30,
                                                          ------------------------      ------------------------
                                                             1999           1998          1999           1998
                                                          ---------      ---------      ---------      ---------
                                                            (Expressed in thousands, except per share amounts)
REVENUES:
     Oil and gas                                          $  43,159      $  53,117      $  80,894      $ 113,549
     Pipeline sales and other                                 1,263           (442)         2,230           (213)
     Gains (losses) on sales                                    406            (12)        37,750             57
                                                          ---------      ---------      ---------      ---------
          Total                                              44,828         52,663        120,874        113,393
                                                          ---------      ---------      ---------      ---------

OPERATING COSTS AND EXPENSES:
     Lease operating                                         12,817         16,075         28,159         32,584
     Pipeline operating and natural gas purchases             1,336             --          2,198             --
     General and administrative                               6,881          5,802         13,987         11,287
     Exploration                                              1,374          2,002          3,139          5,834
     Dry hole and impairment                                    791          1,470          1,030          2,778
     Depreciation, depletion and amortization                23,394         28,358         47,245         58,818
                                                          ---------      ---------      ---------      ---------
          Total                                              46,593         53,707         95,758        111,301
                                                          ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                                      (1,765)        (1,044)        25,116          2,092
                                                          ---------      ---------      ---------      ---------

INTEREST:
     Charges                                                 (9,234)        (5,209)       (19,109)       (11,277)
     Income                                                     238            102            310            250
     Capitalized                                              5,017          2,219          8,767          4,064
MINORITY INTEREST - Dividends and costs associated
      with preferred securities of a subsidiary trust          (799)            --           (799)            --
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                        460           (804)           409            193
                                                          ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                            (6,083)        (4,736)        14,694         (4,678)

INCOME TAX BENEFIT (EXPENSE)                                  3,077          2,068         (3,387)         2,194
                                                          ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                         $  (3,006)     $  (2,668)     $  11,307      $  (2,484)
                                                          ---------      ---------      ---------      ---------

EARNINGS (LOSS) PER COMMON SHARE
          Basic                                           $   (0.07)     $   (0.07)     $    0.28      $   (0.07)
                                                          =========      =========      =========      =========
          Diluted                                         $   (0.07)     $   (0.07)     $    0.28      $   (0.07)
                                                          =========      =========      =========      =========

DIVIDENDS PER COMMON SHARE                                $    0.03      $    0.03      $    0.06      $    0.06
                                                          =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND POTENTIAL COMMON SHARES OUTSTANDING:
          Basic                                              40,141         37,560         40,138         36,353
          Diluted                                            40,141         37,560         40,315         36,353


          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                      June 30,      December 31,
                                                                        1999            1998
                                                                    -----------      -----------
                                                                    (Unaudited)
                                                                      (Expressed in thousands
                                                                        except share amounts)
                                          ASSETS
CURRENT ASSETS:
     Cash and cash investments                                      $    43,069      $     7,959
     Accounts receivable                                                 25,806           24,054
     Other receivables                                                   25,520           38,977
     Inventory - Product                                                  1,656              969
     Inventories - Tubulars                                              13,242           10,594
     Other                                                                2,378            2,814
                                                                    -----------      -----------
          Total current assets                                          111,671           85,367
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT:

     Oil and gas, on the basis of successful efforts accounting
          Proved properties being amortized                           1,401,119        1,485,125
          Unevaluated properties and properties
               under development, not being amortized                   268,883          215,244
     Pipelines, at cost                                                   6,750            6,205
     Other, at cost                                                      12,411           11,710
                                                                    -----------      -----------
                                                                      1,689,163        1,718,284
                                                                    -----------      -----------
     Accumulated depreciation, depletion and amortization
          Oil and gas                                                  (957,702)        (985,897)
          Pipelines                                                      (1,415)          (1,213)
          Other                                                          (6,557)          (5,649)
                                                                    -----------      -----------
                                                                       (965,674)        (992,759)
                                                                    -----------      -----------
     Property and equipment, net                                        723,489          725,525
                                                                    -----------      -----------

OTHER ASSETS:
     Foreign taxes receivable                                            32,743           23,482
     Debt issue expenses                                                 13,143            7,727
     Other                                                               20,065           20,295
                                                                    -----------      -----------
                                                                         65,951           51,504
                                                                    -----------      -----------

                                                                    $   901,111      $   862,396
                                                                    ===========      ===========


          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                   ----------     -----------
                                                                   (Unaudited)
                                                                    (Expressed in thousands
                                                                     except share amounts)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - operating activities                        $  15,613      $  12,197
     Accounts payable - investing activities                           31,819         90,102
     Accrued interest payable                                           8,623          3,226
     Accrued dividends associated with
          preferred securities of a subsidiary trust                      785             --
     Accrued payroll and related benefits                               2,165          1,952
     Other                                                                164              2
                                                                    ---------      ---------
          Total current liabilities                                    59,169        107,479
LONG-TERM DEBT                                                        365,000        434,947
DEFERRED FEDERAL INCOME TAX                                            59,988         53,869
DEFERRED CREDITS                                                       13,145         16,441
                                                                    ---------      ---------
          Total liabilities                                           497,302        612,736
                                                                    ---------      ---------

MINORITY INTEREST:
     Company-obligated mandatorily redeemable
     convertible preferred securities of a subsidiary trust,
     net of unamortized issue expenses                                145,044             --
                                                                    ---------      ---------

SHAREHOLDERS' EQUITY:
     Preferred stock, $1 par; 2,000,000 shares authorized                  --             --
     Common stock, $1 par; 100,000,000 shares authorized,
          40,157,636 and 40,136,254 shares issued, respectively        40,157         40,136
     Additional capital                                               290,713        290,655
     Retained earnings (deficit)                                      (70,700)       (79,600)
     Treasury stock (15,575 shares) and other, at cost                 (1,405)        (1,531)
                                                                    ---------      ---------
          Total shareholders' equity                                  258,765        249,660
                                                                    ---------      ---------

                                                                    $ 901,111      $ 862,396
                                                                    =========      =========


          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                  Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                 1999            1998
                                                               ---------      ---------
                                                               (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                              $  80,740      $ 125,842
     Operating, exploration, and general
          and administrative expenses paid                       (47,254)       (50,313)
     Interest paid                                               (12,645)       (12,544)
     Federal income taxes received                                 6,446             --
     Federal income taxes paid                                    (8,000)            --
     Value added taxes paid                                       (3,956)        (3,376)
     Other                                                         1,000            213
                                                               ---------      ---------
          Net cash provided by operating activities               16,331         59,822
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (129,179)      (105,669)
     Purchase of proved reserves                                      --         (2,961)
     Proceeds from the sale of properties                         81,983            513
                                                               ---------      ---------
          Net cash used in investing activities                  (47,196)      (108,117)
                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of new financing                     300,000             --
     Borrowings under senior debt agreements                     250,053        196,954
     Payments under senior debt agreements                      (470,000)      (157,000)
     Payments of cash dividends on common stock                   (2,407)        (2,200)
     Payment of financing issue expenses                         (11,425)            --
     Proceeds from exercise of stock options and other                59            880
                                                               ---------      ---------
          Net cash provided by financing activities               66,280         38,634
                                                               ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (305)           388
                                                               ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS              35,110         (9,273)
CASH AND CASH INVESTMENTS AT THE BEGINNING OF THE YEAR             7,959         19,646
                                                               ---------      ---------
CASH AND CASH INVESTMENTS AT THE END OF THE PERIOD             $  43,069      $  10,373
                                                               =========      =========

RECONCILIATION OF NET INCOME (LOSS) TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                         $  11,307      $  (2,484)
          Adjustments to reconcile net income (loss) to
               net cash provided by operating activities -
               Foreign currency transaction gains                   (409)          (193)
               Gains from the sales of properties                (37,750)           (57)
               Depreciation, depletion and amortization           47,245         58,818
               Dry hole and impairment                             1,030          2,778
               Interest capitalized                               (8,767)        (4,064)
               Deferred federal income taxes                       6,139           (746)
               Change in operating assets and liabilities         (2,464)         5,770
                                                               ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  16,331      $  59,822
                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                       Six Months Ended June 30,
                                                    ------------------------------------------------------------------
                                                                  1999                              1998
                                                    ------------------------------      ------------------------------
                                                        Shares           Amount            Shares            Amount
                                                    ------------      ------------      ------------      ------------
                                                                (Expressed in thousands, except share amounts)
COMMON STOCK:
     $1.00 par-100,000,000 shares authorized
     Balance at beginning of year                     40,136,254      $     40,136        33,552,702      $     33,553
     Conversion of 2004 Notes                                 --                --         3,879,726             3,880
     Adjustment for fractional shares and other           13,132                13                --                --
     Stock options exercised                               8,250                 8           143,517               143
                                                    ------------      ------------      ------------      ------------
     Issued at end of period                          40,157,636            40,157        37,575,945            37,576
                                                    ------------      ------------      ------------      ------------

ADDITIONAL CAPITAL:
     Balance at beginning of year                                          290,655                             144,848
     Conversion of 2004 Notes                                                   --                              80,712
     Adjustment for fractional shares and other                                (13)                                 --
     Stock options exercised                                                    71                               1,782
                                                                      ------------                        ------------
     Balance at end of period                                              290,713                             227,342
                                                                      ------------                        ------------

RETAINED EARNINGS (DEFICIT):
     Balance at beginning of year                                          (79,600)                            (31,971)
     Net income (loss)                                                      11,307                              (2,484)
     Dividends ($0.06 per common share)                                     (2,407)                             (2,200)
                                                                      ------------                        ------------
     Balance at end of period                                              (70,700)                            (36,655)
                                                                      ------------                        ------------

TREASURY STOCK AND OTHER:
     Balance at beginning of year                        (15,575)           (1,531)          (15,575)             (324)
     Activity during the period                               --               126                --                --
                                                    ------------      ------------      ------------      ------------
     Balance at end of period                            (15,575)           (1,405)          (15,575)             (324)
                                                    ------------      ------------      ------------      ------------

COMMON STOCK OUTSTANDING,
     AT THE END OF THE PERIOD                         40,142,061                          37,560,370
                                                    ============                        ============


TOTAL SHAREHOLDERS' EQUITY                                            $    258,765                        $    227,939
                                                                      ============                        ============


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

(2)  LONG-TERM DEBT -

      Long-term debt and the amount due within one year at June 30, 1999 and December 31, 1998, consist of the following:

                                                                                             June 30,    December 31,
                                                                                               1999         1998
                                                                                             --------     --------
                                                                                            (Expressed in thousands)
Senior debt -
     Bank revolving credit agreement
          LIBO Rate based loans, borrowings at an average interest rate of 7.4%              $     --     $205,000
     Uncommitted credit lines with banks, borrowings at an average interest rate of 6.1%           --        4,000
     Banker's acceptance loans, borrowings at an average interest rate of 5.9%                     --       10,947
                                                                                             --------     --------
     Total senior debt                                                                             --      219,947
                                                                                             --------     --------
Subordinated debt -
     8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                                 100,000      100,000
     10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                                150,000           --
     5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                            115,000      115,000
                                                                                             --------     --------
     Total subordinated debt                                                                  365,000      215,000
                                                                                             --------     --------
Long-term debt, none due within one year                                                     $365,000     $434,947
                                                                                             ========     ========

      Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998, for a further discussion of the Company's uncommitted credit lines, the banker's acceptance loans, the 2007 Notes, the 2006 Notes, and the bank revolving credit agreement. On July 16, 1999, the Company and its lenders entered into an amendment to its amended and restated credit agreement which, in addition to other minor matters, extended the maturity date of the lenders' revolving loan commitments to July 1, 2001, and if applicable, their term loan commitments to July 2, 2003.

      On January 15, 1999, the Company issued $150,000,000 of 10 3/8% Senior Subordinated Notes, due 2009 (the "2009 Notes"). The proceeds from the issuance of the 2009 Notes were used to repay amounts outstanding under the Company's credit agreement. The 2009 Notes bear interest at a rate of 10 3/8%, and are payable semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 1999. The 2009 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the credit agreement, its unsecured credit lines, and bankers acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2009 Notes. The 2009 Notes are redeemable at the option of any holder, upon the occurrence of a change in control (as defined in the indenture governing the 2009 Notes), at 101% of their principal amount. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are similar to the covenants contained in the indenture governing the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets. As of June 30, 1999, $5,688,000 was available to the Company for common stock dividends under the covenant that restricts certain types of payments and distributions by the Company.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(3)  Minority Interest -

      Pogo Trust I, a business trust in which the Company owns all of the issued common securities (the "Trust"), issued $150,000,000 (3,000,000 securities having a liquidation preference of $50 each) of 6 1/2% Cumulative Quarterly Income Convertible Securities, Series A (the "Trust Preferred Securities") on June 2, 1999. The proceeds of the issuance of the Trust Preferred Securities were used to purchase $150,000,000 of the Company's 6 1/2% Junior Subordinated Convertible Debentures, due 2029 (the "Debentures"). The financial terms of the Debentures are generally the same as those of the Trust Preferred Securities. The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6 1/2% per annum on the stated liquidation amount of $50 per Trust Preferred Security on March 1, June 1, September 1, and December 1 of each year to security holders of record on the business day immediately preceding the distribution payment date. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities to the extent that there are funds available in the Trust. The Company may cause the Trust to defer the payment of distributions for successive periods up to 20 consecutive periods unless an event of default on the Debentures has occurred and is continuing. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay distributions on its common stock or debt securities that rank equal or junior to the Debentures.

      The Trust Preferred Securities are convertible at the option of the holder at any time into common stock of the Company at the rate of 2.1053 shares of Company common stock per Trust Preferred Security. This conversion rate will be subject to adjustment to prevent dilution and is currently equivalent to a conversion price of $23.75 per share of Company common stock. The Trust Preferred Securities are mandatorily redeemable upon maturity of the Debentures on June 1, 2029, or to the extent of any earlier redemption of any Debenture by the Company and are callable by the Trust at any time after June 1, 2002. In addition, if the tax laws change so that the Trust becomes subject to federal income taxes or if interest payments made by the Company to the Trust or the Debentures are no longer deductible for federal income tax purposes, the Trust may liquidate and distribute Debentures to holders of the Trust Preferred Securities and, in certain circumstances, the Company may shorten the stated maturity of the Debentures to as early as June 2, 2014.

      The amounts recorded for the second quarter and first six months of 1999 under Minority Interests - Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative unpaid dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(4)  GEOGRAPHIC SEGMENT REPORTING -

      The Company's long-lived assets, revenues and operating income (loss) by segment and geographic area are as follows:

                                                   COMPANY      OIL AND GAS     PIPELINES        OTHER
                                                  ---------     -----------     ---------      ---------
                                                                  (Expressed in thousands)
LONG-LIVED ASSETS:
     As of June 30, 1999:
          United States                           $ 482,378      $ 473,271      $   5,335      $   3,772
          Kingdom of Thailand                       236,258        234,223             --          2,035
          Canada                                      4,853          4,806             --             47
                                                  ---------      ---------      ---------      ---------
          Total                                   $ 723,489      $ 712,300      $   5,335      $   5,854
                                                  =========      =========      =========      =========

     As of December 31, 1998:
          United States                           $ 502,787      $ 493,633      $   4,992      $   4,162
          Kingdom of Thailand                       209,552        207,756             --          1,796
          Canada                                     13,186         13,083             --            103
                                                  ---------      ---------      ---------      ---------
          Total                                   $ 725,525      $ 714,472      $   4,992      $   6,061
                                                  =========      =========      =========      =========
REVENUES:
     For the three months ended June 30, 1999
          United States                           $  38,969      $  37,218      $   1,482      $     269
          Kingdom of Thailand                         4,959          5,042             --            (83)
          Canada                                        900            899             --              1
                                                  ---------      ---------      ---------      ---------
          Total                                   $  44,828      $  43,159      $   1,482      $     187
                                                  =========      =========      =========      =========
     For the three months ended June 30, 1998
          United States                           $  42,408      $  42,884      $      --      $    (476)
          Kingdom of Thailand                        10,255         10,233             --             22
                                                  ---------      ---------      ---------      ---------
          Total                                   $  52,663      $  53,117      $      --      $    (454)
                                                  =========      =========      =========      =========
     For the Six months ended June 30, 1999
          United States                           $ 108,856      $  68,789      $   2,472      $  37,595
          Kingdom of Thailand                        10,114         10,187             --            (73)
          Canada                                      1,904          1,918             --            (14)
                                                  ---------      ---------      ---------      ---------
          Total                                   $ 120,874      $  80,894      $   2,472      $  37,508
                                                  =========      =========      =========      =========
     For the Six months ended June 30, 1998
          United States                           $  93,331      $  93,508      $      --      $    (177)
          Kingdom of Thailand                        20,062         20,041             --             21
                                                  ---------      ---------      ---------      ---------
          Total                                   $ 113,393      $ 113,549      $      --      $    (156)
                                                  =========      =========      =========      =========
OPERATING INCOME (LOSS):
     For the three months ended June 30, 1999
          United States                           $   1,259      $   1,157      $    (167)     $     269
          Kingdom of Thailand                        (2,234)        (2,151)            --            (83)
          Canada                                       (790)          (791)            --              1
                                                  ---------      ---------      ---------      ---------
          Total                                   $  (1,765)     $  (1,785)     $    (167)     $     187
                                                  =========      =========      =========      =========
     For the three months ended June 30, 1998
          United States                           $     805      $   1,280      $      --      $    (475)
          Kingdom of Thailand                        (1,849)        (1,870)            --             21
                                                  ---------      ---------      ---------      ---------
          Total                                   $  (1,044)     $    (590)     $      --      $    (454)
                                                  =========      =========      =========      =========
     For the six months ended June 30, 1999
          United States                           $  33,125      $  (4,397)     $     (73)     $  37,595
          Kingdom of Thailand                        (6,391)        (6,318)            --            (73)
          Canada                                     (1,618)        (1,604)            --            (14)
                                                  ---------      ---------      ---------      ---------
         Total                                    $  25,116      $ (12,319)     $     (73)     $  37,508
                                                  =========      =========      =========      =========
     For the six months ended June 30, 1998
          United States                           $   4,836      $   5,013      $      --      $    (177)
          Kingdom of Thailand                        (2,744)        (2,765)            --             21
                                                  ---------      ---------      ---------      ---------
          Total                                   $   2,092      $   2,248      $      --      $    (156)
                                                  =========      =========      =========      =========

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(5)  COMPREHENSIVE INCOME -

      During 1998, the Company adopted the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130. The Company did report foreign currency translation gains of $12,000 and $126,000, respective for the three and six months ended June 30, 1999, which is reflected in shareholders' equity and represents less than 1% of the Company's reported pretax results for the three and six months ended June 30, 1999. As such, total comprehensive income (loss) and reported net income (loss) are materially the same for the three and six months periods ended June 30, 1999 and 1998.

(6)  IMPACT OF SFAS 133 -

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities: ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for the Company in 2001 but early adoption is allowed. The Company has not yet quantified the impact of adopting SFAS 133 or determined the timing or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income should the Company enter into transactions covered by the pronouncement.

(7)  EARNINGS PER SHARE -

      Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below, in thousands, except per share amounts:

                                                    Three Months Ended                    Six Months Ended
                                                      June 30, 1999                         June 30, 1999
                                           -----------------------------------     -----------------------------------
                                            Income       Shares      Per Share      Income       Shares      Per Share
                                           --------     --------     ---------     --------     --------     ---------
BASIC EARNINGS PER SHARE -                 $ (3,006)      40,141     $   (0.07)    $ 11,307       40,121     $    0.28
                                                                     =========                               =========
Effect of dilutive securities:
     Options to purchase common shares           --           --                         --           17
                                           --------     --------                   --------     --------
DILUTED EARNINGS PER SHARE                 $ (3,006)      40,141     $   (0.07)    $ 11,307       40,138     $    0.28
                                           ========     ========     =========     ========     ========     =========
Antidilutive securities -
     Options to purchase common shares           --        2,521     $   19.35           --        2,195     $   21.14
     2006 Notes                               1,028        2,726     $    0.38        2,056        2,726     $    0.75
     Trust Preferred Securities (a)             488        1,943     $    0.25          490          977     $    0.50

                                                    Three Months Ended                    Six Months Ended
                                                      June 30, 1998                         June 30, 1998
                                           -----------------------------------     -----------------------------------
                                            Income       Shares      Per Share      Income       Shares      Per Share
                                           --------     --------     ---------     --------     --------     ---------
BASIC EARNINGS PER SHARE -                 $ (2,668)      37,560     $   (0.07)    $ (2,484)      36,353     $   (0.07)
                                                                     =========                               =========
Effect of dilutive securities:
     Options to purchase common shares           --           --                         --           --
                                           --------     --------                   --------     --------
DILUTED EARNINGS PER SHARE                 $ (2,668)      37,560     $   (0.07)    $ (2,484)      36,353     $   (0.07)
                                           ========     ========     =========     ========     ========     =========
Antidilutive securities -
     Options to purchase common shares           --        1,870     $   26.55           --        1,870     $   26.55
     2004 Notes (b)                              --           --            --          476        1,200     $    0.40
     2006 Notes                               1,028        2,726     $    0.38        2,056        2,726     $    0.75

(a) The Trust Preferred Securities were issued on June 2, 1999.
(b) The 2004 Notes were converted to common stock or called in the first quarter of 1998.

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

    RESULTS OF OPERATIONS

       Net income

         The Company reported a net loss for the second quarter of 1999 of $3,006,000 or $0.07 per share (on both a basic and a diluted basis), compared to a net loss for the second quarter of 1998 of $2,668,000 or $0.07 per share (on both a basic and a diluted basis). For the first six months of 1999, the Company reported net income of $11,307,000 or $0.28 per share (on both a basic and a diluted basis) compared to a net loss for the first six months of 1998 of $2,484,000 or $0.07 per share (on both a basic and a diluted basis). The increase in net income during the first six months of 1999, compared to the first six months of 1998, was primarily related to a net gain recognized by the Company from the sale of certain properties, including the previously announced sale of the Lopeno Field in South Texas, most of which occurred in the first quarter of 1999. These property sales were part of an effort by the Company to sell its non-strategic and/or underperforming properties to generate cash and maximize its focus on properties with greater exploration potential. If the gain of $37,750,000 related to the sale of such properties is excluded, the Company would have reported a net loss for the first six months of $13,231,000 or $0.33 per share (on both a basic and a diluted basis).

         Earnings per common share are based on the weighted average number of common shares outstanding for the respective periods. The increase in the weighted average number of common shares outstanding for the second quarter of 1999, compared to the second quarter of 1998, resulted primarily from the issuance as of August 17, 1998 of approximately 2,500,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the Company's acquisition of Arch Petroleum Inc. ("Arch") and, to a lesser extent, the issuance of common stock upon the exercise of stock options pursuant to the Company's incentive plans. The increase in the weighted average number of common shares outstanding for the first six months of 1999, compared to the first six months of 1998, also reflects the issuance of approximately 3,900,000 shares of the Company's common stock upon the conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998. The earnings per share computation on a diluted basis in the periods presented also reflects additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds.

   Total Revenues

         The Company's total revenues for the second quarter of 1999 were $44,828,000, a decrease of approximately 15% from total revenues of $52,663,000 for the second quarter of 1998. The decrease in the Company's total revenues for the second quarter of 1999, compared to the second quarter of 1998, resulted primarily from a substantial decrease in oil and gas revenues that was only partially offset by pipeline sales related to the Saginaw pipeline, which was acquired as part of the Arch acquisition. The Company's total revenues for the first six months of 1999 were $120,874,000, an increase of approximately 7% compared to total revenues of $113,393,000 for the first six months of 1998. The increase in the Company's total revenues for the first six months of 1999, compared to the first six months of 1998, resulted primarily from the gains related to the previously discussed sale of oil and gas properties and, to a lesser extent, pipeline sales revenues resulting from the acquisition of the Saginaw pipeline.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


   Oil and Gas Revenues

         The Company's oil and gas revenues for the second quarter of 1999 were $43,159,000, a decrease of approximately 19% from oil and gas revenues of $53,117,000 for the second quarter of 1998. The Company's oil and gas revenues for the first six months of 1999 were $80,894,000, a decrease of approximately 29% from oil and gas revenues of $113,549,000 for the first six months of 1998. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 1999 and 1998:


Increase (decrease) in oil and gas revenues             2ND QTR 1999    1ST HALF 1999
   resulting from variances in:                         COMPARED TO      COMPARED TO
                                                        2ND QTR 1998    1ST HALF 1998
                                                        ------------    -------------
NATURAL GAS --
   Price ............................................     $   (798)        $ (7,033)
   Production .......................................       (8,460)         (17,070)
                                                          --------         --------
                                                            (9,258)         (24,103)
                                                          --------         --------
CRUDE OIL AND CONDENSATE --
   Price ............................................        4,276              442
   Production .......................................       (4,771)          (5,777)
                                                          --------         --------
                                                              (495)          (5,335)
                                                          --------         --------
NATURAL GAS LIQUIDS ("NGL") .........................         (205)          (3,217)
                                                          --------         --------
   Increase (decrease) in oil and gas revenues ......     $ (9,958)        $(32,655)
                                                          ========         ========

         The decrease in the Company's oil and gas revenues for the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, is primarily related to declines in the Company's natural gas and oil, condensate and NGL ("liquid hydrocarbons") production volumes and, to a lesser extent, a decrease in the price that it received for its natural gas production volumes, which was only partially offset by increases in the average price that the Company received for its crude oil and condensate production volumes.


Comparison of Increases (Decreases) in:                               2ND QUARTER                     1ST SIX MONTHS
NATURAL GAS --                                                  -------------------     %           ------------------      %
                                                                  1999       1998     CHANGE         1999       1998      CHANGE
                                                                -------     -------   -------       -------    -------   -------
Average prices
   North America (a)........................................    $  2.18     $  2.18     --          $  1.96    $  2.18    (10%)
   Kingdom of Thailand(b)...................................    $  1.34     $  1.73    (23%)        $  1.43    $  1.73    (17%)
        Company-wide average price..........................    $  2.02     $  2.07    (2%)         $  1.86    $  2.08    (11%)
Average daily production volumes (MMcf per day)
   North America (a)........................................       96.5       126.4    (24%)          101.7      135.9    (25%)
   Kingdom of Thailand......................................       23.0        39.1    (41%)           24.2       40.7    (41%)
                                                                -------     -------                 -------    -------
        Company-wide average daily production...............      119.5       165.5    (28%)          125.9      176.6    (29%)
                                                                =======     =======                 =======    =======

----------------------------
     (a) North American average prices and production reflect production from the United States and Canada for the second quarter and first six months of 1999, but only production from the United States for the second quarter and first six months of 1998. The Company acquired its interests in Canada as part of the Arch acquisition which closed during the third quarter of 1998. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.

     (b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in dollars based on the revenue recorded in the Company's financial records. The average price that the Company received for its natural gas production in the Kingdom of Thailand during the second quarter and first six months of 1999 reflects the impact of the penalty provisions of the Company's gas sales agreement with the Petroleum Authority of Thailand due to the Company's failure to meet its minimum contractual delivery obligations.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Comparison of Increases (Decreases) in:                               2ND QUARTER                     1ST SIX MONTHS
CRUDE OIL AND CONDENSATE  --                                    -------------------     %           ------------------      %
                                                                  1999       1998     CHANGE         1999       1998      CHANGE
                                                                -------     -------   -------       -------    -------   -------
   Average prices
      North America(a).......................................   $ 15.99     $ 12.84     25%         $ 13.71    $ 13.77      --
      Kingdom of Thailand....................................   $ 18.45     $ 16.05     15%         $ 16.38    $ 14.00      17%
       Company-wide average price............................   $ 16.24     $ 13.38     21%         $ 13.96    $ 13.81       1%
   Average daily production volumes (Bbls per day)
      North America(a).......................................    11,893      13,665    (13%)         12,662     13,413      (6%)
      Kingdom of Thailand ...................................     1,331       2,786    (52%)          1,329      2,864     (54%)
                                                                -------     -------                 -------    -------
       Company-wide average daily production.................    13,224      16,451    (20%)         13,991     16,277     (14%)
                                                                =======     =======                 =======    =======
TOTAL LIQUID HYDROCARBONS --
       Company-wide average daily production (Bbls per day)      14,824      18,369    (19%)         15,875     19,375     (18%)
                                                                =======                             =======

--------------------------
     (a) North American average prices and production reflect production from the United States and Canada for the second quarter and first six months of 1999, but only production from the United States for the second quarter and first six months of 1998. The Company acquired its interests in Canada as part of the Arch acquisition which closed during the third quarter of 1998. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.

         Natural Gas

    Thailand Prices. The price that the Company receives under the Gas Sales Agreement with the Petroleum Authority of Thailand ("PTT") is subject to a penalty provision if the Company does not meet the minimum delivery requirements set forth in the agreement. Commencing on October 1, 1998, and continuing throughout the first six months of 1999, the Company and its joint venture partners have not met the contractual minimum delivery requirements under the Gas Sales Agreement. This has permitted PTT to reduce the price it pays on a portion of the natural gas which the Company has sold to PTT by 25% from the then current contract price. If these penalty provisions had not been in effect, the average price that the Company would have received for its production in the Kingdom of Thailand for the second quarter and first six months of 1999 would have been approximately $1.71 and $1.73, respectively. Since production commenced from new facilities installed in the Tantawan and Benchamas Fields, the Company has generally been able to meet its contractual delivery obligations to PTT and is not experiencing a penalty under the Gas Sales Agreement.

    Production. The decrease in the Company's natural gas production during the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform, the sale of the Lopeno Field and decreased production from the Tantawan Field in the Kingdom of Thailand that was partially attributable to extended periods during which the Tantawan Field platforms were shut-in during an in-fill drilling program. The decline in the Company's natural gas production was partially offset by successful development of the Company's Garden Banks Block 367 and Main Pass Block 226 field, its continued successful offshore and onshore drilling and workover program, and production from properties that the Company acquired in its acquisition of Arch, including its Canadian properties. The Company currently anticipates that with the recent completion of an in-fill drilling program in the Tantawan Field and the commencement of production from the Benchamas Field and a new platform in the Tantawan Field, the Company's natural gas production from the Kingdom of Thailand should increase significantly during the third quarter of 1999, as compared with the second quarter of 1999. As of August 1, 1999, the Company was not a party to any future natural gas sales contracts.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Crude Oil and Condensate

    Thailand Prices. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored on a Floating Production, Storage and Offloading system until an economic quantity was accumulated for offloading and sale. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, which are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

    Production. The decrease in the Company's North American crude oil and condensate production during the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, resulted from the anticipated natural decline in oil and condensate production from certain of the Company's offshore properties, that was partially offset by increased production from the Company's Permian basin properties due to an active workover and recompletion program that commenced in late 1998 and additional production from properties acquired in the Arch acquisition.. The decrease in the Company's crude oil and condensate production from the Tantawan Field declined, in part, due to disappointing reservoir performance and, in part, due to the need to shut-in production from platforms during the in-fill drilling program that commenced during the first quarter of 1999 and was recently completed. The Company currently anticipates that with the recent completion of the in-fill drilling program in the Tantawan Field and the commencement of production from the Benchamas Field and a new platform in the Tantawan Field, the Company's crude oil and condensate production from the Kingdom of Thailand should increase significantly during the third quarter of 1999, as compared with the second quarter of 1999. As of August 1, 1999, the Company was not a party to any crude oil swaps or futures contracts.

    NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The decrease in NGL revenues for the second quarter of 1999, compared with the second quarter of 1998, related to a decrease in the Company's NGL production volumes, that was only partially offset by an increase in the average price that the Company received for its NGL production. The decrease in NGL revenues for the first six months of 1999, compared with the first six months of 1998, related to a decrease in the Company's NGL production volumes and, to a lesser extent to a decrease in the average price that the Company received for its NGL production.

         Costs and Expenses

                                                     2ND QUARTER                               1ST SIX MONTHS
Comparison of Increases (Decreases) in:     ---------------------------      %         ---------------------------      %
                                               1999            1998       CHANGE          1999            1998       CHANGE
                                            -----------     -----------   ------       -----------     -----------   ------
LEASE OPERATING EXPENSES
  North America..........................   $11,353,000     $10,479,000      8%        $22,586,000     $22,726,000     (1%)
  Kingdom of Thailand....................   $ 1,464,000     $ 5,596,000    (74%)       $ 5,573,000     $ 9,858,000    (43%)
     Total Lease Operating Expenses...      $12,817,000     $16,075,000    (20%)       $28,159,000     $32,584,000    (14%)
Pipeline Operating and Natural
  Gas Purchases ..........................  $ 1,336,000              --     N/A        $ 2,198,000              --     N/A
GENERAL AND ADMINISTRATIVE EXPENSES.......  $ 6,881,000     $ 5,802,000     19%        $13,987,000     $11,287,000     24%
EXPLORATION EXPENSES......................  $ 1,374,000     $ 2,002,000    (31%)       $ 3,139,000     $ 5,834,000    (46%)
DRY HOLE AND IMPAIRMENT EXPENSES..........  $   791,000     $ 1,470,000    (46%)       $ 1,030,000     $ 2,778,000    (63%)
DEPRECIATION, DEPLETION AND
  AMORTIZATION (DD&A) EXPENSES...........   $23,394,000     $28,358,000    (18%)       $47,245,000     $58,818,000    (20%)
  DD&A rate .............................   $      1.20     $      1.12      8%        $      1.11     $      1.10     --
  Mcfe produced (a)......................    18,965,000      25,087,000    (24%)        40,033,000      53,009,000    (24%)

-----------------------------
(a)   "Mcfe" stands for thousands of cubic feet equivalent.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                                         2ND QUARTER                               1ST SIX MONTHS
Comparison of Increases (Decreases) in:         ---------------------------      %         ---------------------------      %
                                                   1999            1998       CHANGE          1999            1998       CHANGE
                                                -----------     -----------   ------       -----------     -----------   ------
INTEREST--
   Charges....................................  $ 9,234,000     $ 5,209,000     77%        $19,109,000     $11,277,000     69%
   Interest Income............................  $   238,000     $   102,000    133%        $   310,000     $   250,000     24%
   Capitalized Interest Expense...............  $ 5,017,000     $ 2,219,000    126%        $ 8,767,000     $ 4,064,000    116%
MINORITY INTEREST - Dividends and costs
   Associated with Preferred Securities of
   a Subsidiary Trust ........................  $      (799)             --     N/A        $      (799)             --     N/A
FOREIGN CURRENCY TRANSACTION
  GAIN (LOSS).................................  $   460,000     $  (804,000)    N/A        $   409,000     $   193,000     112%
INCOME TAX BENEFIT (EXPENSE)..................  $ 3,077,000     $ 2,068,000     49%        $(3,387,000)    $ 2,194,000     N/A

      Lease Operating Expenses.

        The increase in North American lease operating expenses for the second quarter of 1999, compared to the second quarter of 1998, was primarily related to increased operating expenses related to properties acquired in the Arch acquisition for which no similar expenses were incurred during the second quarter of 1998, that was not entirely offset by the results of a company-wide cost reduction program. The decrease in North American lease operating expenses for the first six months of 1999, compared to the first six months of 1998, was primarily related to a non-recurring maintenance project on the Company's East Cameron 334 "E" platform that occurred during the first six months of 1998 for which no similar expenses were incurred during the first six months of 1999 and, to a lesser extent, the results of a company-wide cost reduction program and decreased severance taxes. The decrease in Thailand lease operating expenses for the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, related to recognition of previously deferred billings to third parties and, to a lesser extent, to an ongoing cost reduction program.

   Pipeline Operating and Natural Gas Purchases

        The Company acquired the Saginaw pipeline as part of its acquisition of Arch in August 1998. Consequently, prior to that time the Company did not separately report its pipeline operating expenses, nor did it purchase any natural gas for resale to customers of its pipelines.

   General and Administrative Expenses

        The increase in general and administrative expenses for the second quarter and first six months of 1999, compared with the second quarter and first six months of 1998, was primarily related to an increase in the size of the Company's work force due to the Arch acquisition and, to a lesser extent increased legal fees and expenses.

   Exploration Expenses

        Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The decrease in exploration expense for the second quarter and first six months of 1999, compared to the second quarter of and first six months of 1998, resulted primarily from generally decreased geophysical activity by the Company in most of its operational areas. except Canada, where the Company participated in a significant 3-D survey during the first quarter of 1999.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

   Depreciation, Depletion and Amortization Expenses

        The decrease in the Company's depreciation, depletion and amortization ("DD&A") expense for the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, resulted primarily from a decrease in the Company's natural gas and liquid hydrocarbon production, that was only partially offset by an increase in the Company's composite DD&A rate.

        The increase in the composite DD&A rate for all of the Company's producing fields for the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. Management currently anticipates that this trend will continue for the foreseeable future, resulting in generally increasing DD&A rates.

   Interest

        Interest Charges. The increase in the Company's interest charges for the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, resulted primarily from an increase in the average amount of the Company's outstanding debt and, to a lesser extent, increased average interest rates on the debt outstanding (resulting primarily from the issuance of the 10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes") on January 15, 1999). As of August 1,1999, the Company was not a party to any interest rate swap agreements.

        Capitalized Interest. The increase in capitalized interest for the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the second quarter and first six months of 1999 ($248,340,000 and $218,044,000 , respectively), compared to the second quarter and first six months of 1998 ($129,098,000 and $118,084,000, respectively), and from an increase in the computed rate that the Company uses to apply to such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the development of the Benchamas Field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico. With the completion of the Benchamas Field in the third quarter of 1999, and the completion of the Company's construction project at Garden Banks Block 367 in the Gulf of Mexico in second quarter of 1999, management currently expects that capitalized interest expense should decrease significantly in the next several quarters.

   Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

        Pogo Trust I, a business trust in which the Company owns all of the issued common securities, issued $150,000,000 of 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities, Series A (the "Trust Preferred Securities") on June 2, 1999. The amounts recorded for the second quarter and first six months of 1999 under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative unpaid dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

   Foreign Currency Transaction Gain (Loss)

        The foreign currency transaction gain and loss each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

subsidiary's financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. The Company cannot predict what the Thai Baht to U.
S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of August 1, 1999, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

   Income Tax Benefit (Expense)

        The increase in the Company's income tax benefit for the second quarter of 1999, compared to the second quarter of 1998, resulted primarily from decreased income and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand. The Company's income tax expense for the first six months of 1999, compared to its income tax benefit for the first six months of 1998, resulted primarily from a pre-tax gain on the sale of the Lopeno Field, that was only partially offset by substantially lower revenues in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

        The Company's Condensed Consolidated Statement of Cash Flows for the first six months of 1999 reflects net cash provided by operating activities of $16,331,000. In addition to net cash provided by operating activities, the Company received $81,983,000 from the sale of certain non-strategic and/or underperforming properties, proceeds of $300,000,000 from the sale of Trust Preferred Securities and 2009 Notes and net proceeds of $59,000 from the exercise of stock options.

        During the second quarter of 1999, the Company invested $129,179,000 of such cash flow in capital projects, repaid a net $219,947,000 under its senior debt arrangements, paid $11,425,000 in financing issuance expenses and paid $2,407,000 (two quarterly dividends of $0.03 per share) in cash dividends to holders of the Company's common stock. As of June 30, 1999, the Company's cash and cash investments were $43,069,000, its long-term debt stood at $365,000,000 and its net obligations on mandatorily redeemable convertible preferred securities of its subsidiary Pogo Trust I, were $145,044,000.

   Future Capital Requirements

        The Company's capital and exploration budget for 1999, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was recently increased by the Company's Board of Directors to $195,000,000. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities, funds available under its credit agreement, uncommitted credit lines and banker's acceptance facilities will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 1999, and future dividend payments at current levels (including a dividend payment of $0.03 per share to be paid on August 27, 1999 to shareholders of record on August 13, 1999). The declaration of future dividends on the Company's common stock will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

   Capital Structure

        Credit Agreement. On July 16, 1999, the Company and its lenders entered into an amendment to its amended and restated credit agreement which, among other things, extended the maturity date of the lenders' revolving loan commitments to July 1, 2001, and, if applicable, their term loan commitments to July 2, 2003.

        Trust Preferred Securities. Pogo Trust I, a business trust in which the Company owns all of the issued common securities (the "Trust"), issued 3,000,000 Trust Preferred Securities having a liquidation preference of $50 per Trust Preferred Security, on June 2, 1999. The proceeds from the issuance of the Trust Preferred Securities were used to purchase $150,000,000 of the Company's 6 1/2% Junior Subordinated Convertible Debentures, due 2029 (the "Debentures"). The financial terms of the Debentures are generally the same as those of the Trust Preferred Securities. The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6 1/2% per annum on the stated liquidation amount of $50 per Trust Preferred Security on March 1, June 1, September 1, and December 1 of each year to securities holders of record on the business day immediately preceding the distribution payment date. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities to the extent that there are funds available in the Trust. The Company may cause the Trust to defer the payment of distributions for successive periods up to 20 consecutive quarterly periods unless an event of default on the Debentures has occurred and is continuing. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay distributions on its common stock or debt securities that rank equal or junior to the Debentures.

        The Trust Preferred Securities are convertible at the option of the holder at any time into common stock of the Company at the rate of 2.1053 shares of Company common stock per Trust Preferred Security. This conversion rate will be subject to adjustment to prevent dilution and is currently equivalent to a conversion price of $23.75 per share of Company common stock. The Trust Preferred Securities are mandatorily redeemable upon maturity of the Debentures on June 1, 2029, or to the extent of any earlier redemption of any Debentures by the Company and are callable by the Trust at any time after June 1, 2002. In addition, if certain tax changes occur so that the Trust becomes subject to federal income taxes or interest payments made by the Company to the Trust on the Debentures are no longer deductible for federal income tax purposes, the Trust may liquidate and distribute Debentures to holders of the Trust Preferred Securities and, in certain circumstances, the Company may shorten the stated maturity of the Debentures to as early as June 2, 2014.

   Other Matters

        Year 2000 Readiness Disclosure. Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change in the Company's Year 2000 readiness since that information was disclosed.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

         The registrant held its annual meeting of stockholders in Houston, Texas on April 27, 1999. The following sets forth the items that were put to a vote of the stockholders and the results thereof concerning:

         (A) the election of three directors, each for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees as listed in the proxy statement and all such nominees were elected;

         (B) the appointment of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the registrant for the year 1999, with 35,459,930 shares of stock cast for the appointment, 25,805 against the appointment, and 27,650 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

           4.1 -- Second Amendment dated July 16, 1999, to Amended and Restated Credit Agreement dated as of August 1, 1997 among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent.

            27    -- Financial Data Schedule

         (B)  Reports on Form 8-K

                  Report filed on May 28, 1999, relating to the issuance of the Trust Preferred Securities and filing the final form of certain documents related therewith.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES


                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            POGO PRODUCING COMPANY
                                                 (Registrant)


                                            /s/   Thomas E. Hart
                                            -------------------------
                                                  Thomas E. Hart
                                             Vice President and Chief
                                                Accounting Officer


                                            /s/  John W. Elsenhans
                                            -------------------------
                                                 John W. Elsenhans
                                             Vice President and Chief
                                                Financial Officer

         Date: August 11, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
    4.1    --   Second Amendment dated July 16, 1999, to Amended and Restated
                Credit Agreement dated as of August 1, 1997 among Pogo Producing
                Company, certain commercial lending institutions, Bank of
                Montreal as the Agent and Banque Paribas as the Co-Agent.

     27    --   Financial Data Schedule