Form 10-Q
period 1999-09-30
POGO PRODUCING CO
filed 1999-10-29
CIK 230463

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

     For the quarterly period ended         September 30, 1999            or

[_] Transition report pursuant to section 13 or 15[d] of the Securities Exchange Act or 1934
     For the transition period from...........to...........

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

                                Not Applicable
--------------------------------------------------------------------------------
  [Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report]

     Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15 [d] of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such
filing requirement for the past 90 days:   Yes X  No ...

Registrant's number of common shares outstanding as of September 30, 1999:      40,202,920

                         Part I. Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                            ------------------------           ------------------------
                                                               1999          1998                 1999          1998
                                                            ---------      ---------           ---------      ---------
                                                                (Expressed in thousands, except per share amounts)
Revenues:
  Oil and gas                                               $  67,195      $  45,287           $ 148,089      $ 158,836
  Pipeline sales and other                                      2,190          1,055               4,420            842
  Gains (losses) on sales                                        (247)          (163)             37,503           (106)
                                                            ---------      ---------           ---------      ---------
     Total                                                     69,138         46,179             190,012        159,572
                                                            ---------      ---------           ---------      ---------

Operating Costs and Expenses:
  Lease operating                                              19,766         17,884              47,925         50,468
  Pipeline operating and natural gas purchases                  1,307            728               3,505            728
  General and administrative                                    7,003          8,556              20,990         19,843
  Exploration                                                     801          1,426               3,940          7,260
  Dry hole and impairment                                         930          5,128               1,960          7,906
  Depreciation, depletion and amortization                     27,422         24,921              74,667         83,739
                                                            ---------      ---------           ---------      ---------
     Total                                                     57,229         58,643             152,987        169,944
                                                            ---------      ---------           ---------      ---------

Operating Income (Loss)                                        11,909        (12,464)             37,025        (10,372)
                                                            ---------      ---------           ---------      ---------


Interest:
  Charges                                                      (8,305)        (6,236)            (27,414)       (17,513)
  Income                                                          588            284                 898            534
  Capitalized                                                   4,670          2,476              13,437          6,540
Minority Interest - Dividends and costs associated
  with preferred securities of a subsidiary trust              (2,557)             -              (3,356)             -
Foreign Currency Transaction Gain (Loss)                       (2,014)           760              (1,605)           953
                                                            ---------      ---------           ---------      ---------

Income (Loss) Before Income Taxes                               4,291        (15,180)             18,985        (19,858)

Income Tax Benefit (Expense)                                   (1,554)         6,858              (4,941)         9,052
                                                            ---------      ---------           ---------      ---------

Net Income (Loss)                                           $   2,737      $  (8,322)          $  14,044      $ (10,806)
                                                            =========      =========           =========      =========

Earnings (Loss Per Common Share)
     Basic                                                  $    0.07      $   (0.22)          $    0.35      $   (0.29)
                                                            =========      =========           =========      =========
     Diluted                                                $    0.07      $   (0.22)          $    0.35      $   (0.29)
                                                            =========      =========           =========      =========

Dividends Per Common Share                                  $    0.03      $    0.03           $    0.09      $    0.09
                                                            =========      =========           =========      =========

Weighted Average Number of Common Shares
  and Potential Common Shares Outstanding:
     Basic                                                     40,185         38,781              40,154         37,171
     Diluted                                                   40,510         38,781              40,370         37,171

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                      September 30,            December 31,
                                                                          1999                    1998
                                                                      -------------            ------------
                                                                       (Unaudited)
                                                                             (Expressed in thousands
                                                                              except share amounts)
                       Assets
Current Assets:
  Cash and cash investments                                           $      28,430            $      7,959
  Accounts receivable                                                        31,856                  24,054
  Other receivables                                                          20,013                  38,977
  Inventory - Product                                                        10,732                     969
  Inventories - Tubulars                                                     11,057                  10,594
  Other                                                                       1,897                   2,814
                                                                      -------------            ------------
     Total current assets                                                   103,985                  85,367
                                                                      -------------            ------------

Property and Equipment:

  Oil and gas, on the basis of successful efforts accounting
     Proved properties being amortized                                    1,571,293               1,485,125
     Unevaluated properties and properties
        under development, not being amortized                              131,191                 215,244
  Pipelines, at cost                                                          6,967                   6,205
  Other, at cost                                                             12,924                  11,710
                                                                      -------------            ------------
                                                                          1,722,375               1,718,284
                                                                      -------------            ------------
  Accumulated depreciation, depletion and amortization
     Oil and gas                                                           (977,095)               (985,897)
     Pipelines                                                               (1,475)                 (1,213)
     Other                                                                   (6,904)                 (5,649)
                                                                      -------------            ------------
  Property and equipment, net                                              (985,474)               (992,759)
                                                                      -------------            ------------
                                                                            736,901                 725,525
                                                                      -------------            ------------

Other Assets:
  Foreign taxes receivable                                                   31,242                  23,482
  Debt issue expenses                                                        12,885                   7,727
  Other                                                                      20,386                  20,295
                                                                      -------------            ------------
                                                                             64,513                  51,504
                                                                      -------------            ------------

                                                                      $     905,399            $    862,396
                                                                      =============            ============

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                     September 30,    December 31,
                                                                         1999             1998
                                                                     -------------    ------------
                                                                      (Unaudited)
                                                                         (Expressed in thousands
                                                                           except share amounts)
            Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable - operating activities                            $      18,223    $     12,197
  Accounts payable - investing activities                                   33,899          90,102
  Accrued interest payable                                                   7,220           3,226
  Accrued dividends associated with
     preferred securities of a subsidiary trust                                813               -
  Accrued payroll and related benefits                                       2,481           1,952
  Other                                                                        246               2
                                                                     -------------    ------------
     Total current liabilities                                              62,882         107,479
Long-Term Debt                                                             365,000         434,947
Deferred Federal Income Tax                                                 56,781          53,869
Deferred Credits                                                            15,105          16,441
                                                                     -------------    ------------
     Total liabilities                                                     499,768         612,736
                                                                     -------------    ------------
Minority Interest:
  Company-obligated mandatorily redeemable
  convertible preferred securities of a subsidiary trust,
  net of unamortized issue expenses                                        144,804               -
                                                                     -------------    ------------

Shareholders' Equity:
  Preferred stock, $1 par; 2,000,000 shares authorized                           -               -
  Common stock, $1 par; 100,000,000 shares authorized,
     40,218,495 and 40,136,254 shares issued, respectively                  40,218          40,136
  Additional capital                                                       291,183         290,655
  Retained earnings (deficit)                                              (69,168)        (79,600)
  Treasury stock (15,575 shares) and other, at cost                         (1,406)         (1,531)
                                                                     -------------    ------------
     Total shareholders' equity                                            260,827         249,660
                                                                     -------------    ------------

                                                                     $     905,399    $    862,396
                                                                     =============    ============

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                 -----------------------------------
                                                                        1999                  1998
                                                                 --------------          -----------
                                                                        (Expressed in thousands)
Cash Flows from Operating Activities:
  Cash received from customers                                   $   135,812             $   177,750
  Operating, exploration, and general
    and administrative expenses paid                                 (73,521)                (88,263)
  Interest paid                                                      (21,890)                (15,974)
  Federal income taxes received                                        6,446                       -
  Federal income taxes paid                                          (13,000)                      -
  Value added taxes paid                                                (791)                 (3,376)
  Other                                                                   94                     329
                                                                 -----------             -----------
    Net cash provided by operating activities                         33,150                  70,466
                                                                 -----------             -----------

Cash Flows from Investing Activities:
  Capital expenditures                                              (156,754)               (135,964)
  Purchase of proved reserves                                              -                  (2,961)
  Proceeds from the sale of properties                                81,989                     350
                                                                 -----------             -----------
    Net cash used in investing activities                            (74,765)               (138,575)
                                                                 -----------             -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of new financing                            300,000                       -
  Borrowings under senior debt agreements                            250,053                 340,854
  Payments under senior debt agreements                             (470,000)               (257,500)
  Payments of production payment                                           -                 (15,246)
  Payments of cash dividends on common stock                          (3,612)                 (3,327)
  Payments of preferred dividends of a subsidiary trust               (2,484)                      -
  Payment of financing issue expenses                                (11,943)                      -
  Proceeds from exercise of stock options and other                      555                     377
                                                                 -----------             -----------
    Net cash provided by financing activities                         62,569                  65,158
                                                                 -----------             -----------
Effect of Exchange Rate Changes on Cash                                 (483)                    727
                                                                 -----------             -----------

Net Increase (Decrease) in Cash and Cash Investments                  20,471                  (2,224)
Cash and Cash Investments at the Beginning of the Year                 7,959                  19,646
                                                                 -----------             -----------
Cash and Cash Investments at the End of the Period               $    28,430             $    17,422
                                                                 ===========             ===========

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (loss)                                              $    14,044             $   (10,806)
    Adjustment to reconcile net income (loss) to
      net cash provided by operating activities -
      Minority interest                                                3,356                       -
      Foreign currency transaction (gains) losses                      1,605                    (953)
      Gains from the sales of properties                             (37,503)                    106
      Depreciation, depletion and amortization                        74,667                  83,739
      Dry hole and impairment                                          1,960                   7,906
      Interest capitalized                                           (13,437)                 (6,540)
      Deferred federal income taxes                                    2,967                  (9,389)
      Change in operating assets and liabilities                     (14,509)                  6,403
                                                                 -----------             -----------
Net Cash Provided by Operating Activities                        $    33,150             $    70,466
                                                                 ===========             ===========

     See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                       Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------
                                                                1999                                        1998
                                                  --------------------------------        ------------------------------------
                                                      Shares             Amount               Shares                 Amount
                                                  -------------       ------------        ---------------          -----------
                                                                 (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par-100,000,000 shares authorized
     Balance at beginning of year                    40,136,254       $     40,136             33,552,702          $    33,553
     Conversion of 2004 Notes                                 -                  -              3,879,726                3,880
     Issued for common stock of
          acquired company                                    -                  -              1,665,491                1,665
     Issued for exchangeable convertible
          preferred stock of acquired company                 -                  -                699,273                  699
     Issued for convertible debt of
          acquired company                                    -                  -                174,818                  175
     Adjustment for fractional shares and other          13,132                 13                      -                    -
     Stock options exercised                             69,109                 69                147,240                  147
                                                  -------------       ------------        ---------------          -----------
     Issued at end of period                         40,218,495             40,218             40,119,250               40,119
                                                  -------------       ------------        ---------------          -----------

Additional Capital:
     Balance at beginning of year                                          290,655                                     144,848
     Conversion of 2004 Notes                                                    -                                      80,712
     Issued for common stock of
          acquired company                                                       -                                      38,818
     Issued for exchangeable convertible
          preferred stock of acquired company                                    -                                      19,301
     Issued for convertible debt of
          acquired company                                                       -                                       4,825
     Cancellation of treasury shares                                             -                                        (206)
     Adjustment for fractional shares and other                                (13)                                          -
     Stock options exercised                                                   541                                       1,835
                                                                      ------------                                 -----------
     Balance at end of period                                              291,183                                     290,133
                                                                      ------------                                 -----------

Retained Earnings (Deficit):
     Balance at beginning of year                                          (79,600)                                    (31,971)
     Net income (loss)                                                      14,044                                     (10,806)
     Dividends ($0.09 per common share)                                     (3,612)                                     (3,327)
                                                                      ------------                                 -----------
     Balance at end of period                                              (69,168)                                    (46,104)
                                                                      ------------                                 -----------

Treasury Stock and Other:
     Balance at beginning of year                       (15,575)            (1,531)               (15,575)                (324)
     Acquisition of treasury shares
          of acquired company                                 -                  -                 (9,615)                (206)
     Cancellation of treasury shares
          of acquired company                                 -                  -                  9,615                  206
     Activity during the period                               -                125                      -                    -
                                                  -------------       ------------        ---------------          -----------
     Balance at end of period                           (15,575)            (1,406)               (15,575)                (324)
                                                  -------------       ------------        ---------------          -----------

Common Stock Outstanding,
     at the End of the Period                        40,202,920                                40,103,675
                                                  =============                           ===============

Total Shareholders' Equity                                            $    260,827                                 $   283,824
                                                                      ============                                 ===========

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

(2) Long-Term Debt -

     Long-term debt and the amount due within one year at September 30, 1999 and December 31, 1998, consist of the following:

                                                 September 30,     December 31,
                                                     1999              1998
                                                 -------------     ------------
                                                    (Expressed in thousands)

Senior debt -
  Bank revolving credit agreement
    LIBO Rate based loans, borrowings at an
     average interest rate of 7.4%                $          -     $    205,000
  Uncommitted credit lines with banks,
     borrowings at an average interest rate of
     6.1%                                                    -            4,000
  Banker's acceptance loans, borrowings at an
     average interest rate of 5.9%                           -           10,947
                                                  ------------     ------------
  Total senior debt                                          -          219,947
                                                  ------------     ------------
Subordinated debt -
  8 3/4% Senior subordinated notes due 2007
     ("2007 Notes")                                    100,000          100,000
  10 3/8% Senior subordinated notes due 2009
     ("2009 Notes")                                    150,000                -
  5 1/2% Convertible subordinated notes due
     2006 ("2006 Notes")                               115,000          115,000
                                                  ------------     ------------
  Total subordinated debt                              365,000          215,000
                                                  ------------     ------------
Long-term debt, none due within one year          $    365,000     $    434,947
                                                  ============     ============

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

     On January 15, 1999, the Company issued $150,000,000 of 10 3/8% Senior Subordinated Notes, due 2009 (the "2009 Notes"). The proceeds from the issuance of the 2009 Notes were used to repay amounts outstanding under the Company's credit agreement. The 2009 Notes bear interest at a rate of 10 3/8%, and are payable semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 1999. The 2009 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the credit agreement, its unsecured credit lines, and bankers acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. No sinking fund payments are required on the 2009 Notes. The 2009 Notes are redeemable at the option of any holder, upon the occurrence of a change in control (as defined in the indenture governing the 2009 Notes), at 101% of their principal amount. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are similar to the covenants contained in the indenture governing the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets. As of September 30, 1999, $8,900,000 was available to the Company for common stock dividends under the covenant that restricts certain types of payments and distributions by the company.

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

     The amounts recorded for the third quarter and first nine months of 1999 under Minority Interests - Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

                    Pogo Producing Company and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)

(4)  Geographic Segment Reporting -

     The Company's long-lived assets, revenues and operating income (loss) by segment and geographic area are as follows:

                                                       Company      Oil and Gas    Pipelines       Other
                                                     -----------    -----------    ---------     ----------
                                                                     (Expressed in thousands)
Long-Lived Assets:
  As of September 30, 1999:
     United States                                   $   397,246    $   388,077    $   5,492     $    3,677
     Kingdom of Thailand                                 334,700        332,512            -          2,188
     Canada                                                4,955          4,800            -            155
                                                     -----------    -----------    ---------     ----------
     Total                                           $   736,901    $   725,389    $   5,492     $    6,020
                                                     ===========    ===========    =========     ==========

  As of December 31, 1998:
     United States                                   $   502,787    $   493,633    $   4,992     $    4,162
     Kingdom of Thailand                                 209,552        207,756            -          1,796
     Canada                                               13,186         13,083            -            103
                                                     -----------    -----------    ---------     ----------
     Total                                           $   725,525    $   714,472    $   4,992     $    6,061
                                                     ===========    ===========    =========     ==========
Revenues:
  For the three months ended September 30, 1999
     United States                                   $    51,808    $    49,897    $   2,094     $     (183)
     Kingdom of Thailand                                  16,441         16,403            -             38
     Canada                                                  889            895            -             (6)
                                                     -----------    -----------    ---------     ----------
     Total                                           $    69,138    $    67,195    $   2,094     $     (151)
                                                     ===========    ===========    =========     ==========
  For the three months ended September 30, 1998
     United States                                   $    36,919    $    36,113    $     810     $       (4)
     Kingdom of Thailand                                   8,845          8,772            -             73
     Canada                                                  415            402            -             13
                                                     -----------    -----------    ---------     ----------
     Total                                           $    46,179    $    45,287    $     810     $       82
                                                     ===========    ===========    =========     ==========
  For the nine months ended September 30, 1999
     United States                                   $   160,664    $   118,686    $   4,556     $   37,412
     Kingdom of Thailand                                  26,555         26,590            -            (35)
     Canada                                                2,793          2,813            -            (20)
                                                     -----------    -----------    ---------     ----------
     Total                                           $   190,012    $   148,089    $   4,556     $   37,357
                                                     ===========    ===========    =========     ==========
  For the nine months ended September 30, 1998
     United States                                   $   130,250    $   129,621    $     810     $     (181)
     Kingdom of Thailand                                  28,907         28,813            -             94
     Canada                                                  415            402            -             13
                                                     -----------    -----------    ---------     ----------
     Total                                           $   159,572    $   158,836    $     810     $      (74)
                                                     ===========    ===========    =========     ==========
Operating Income (Loss):
  For the three months ended September 30, 1999
     United States                                   $    12,138    $    11,633    $     688     $     (183)
     Kingdom of Thailand                                    (244)          (282)           -             38
     Canada                                                   15             21            -             (6)
                                                     -----------    -----------    ---------     ----------
     Total                                           $    11,909    $    11,372    $     688     $     (151)
                                                     ===========    ===========    =========     ==========
  For the three months ended September 30, 1998
     United States                                   $    (8,075)   $    (8,535)   $     641     $     (181)
     Kingdom of Thailand                                  (3,928)        (4,022)           -             94
     Canada                                                 (461)          (474)           -             13
                                                     -----------    -----------    ---------     ----------
     Total                                           $   (12,464)   $   (13,031)   $     641     $      (74)
                                                     ===========    ===========    =========     ==========
  For the nine months ended September 30, 1999
     United States                                   $    45,263    $     7,236    $     615     $   37,412
     Kingdom of Thailand                                  (6,635)        (6,600)           -            (35)
     Canada                                               (1,603)        (1,583)           -            (20)
                                                     -----------    -----------    ---------     ----------
     Total                                           $    37,025    $      (947)   $     615     $   37,357
                                                     ===========    ===========    =========     ==========
For the nine months ended September 30, 1998
     United States                                   $    (3,239)   $    (3,699)   $     641     $     (181)
     Kingdom of Thailand                                  (6,672)        (6,766)           -             94
     Canada                                                 (461)          (474)           -             13
                                                     -----------    -----------    ---------     ----------
     Total                                           $   (10,372)   $   (10,939)   $     641     $      (74)
                                                     ===========    ===========    =========     ==========

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

(7) Earnings per Share -

     Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below, in thousands, except per share amounts:

                                                           Three Months Ended                     Nine Months Ended
                                                           September 30, 1999                     September 30, 1999
                                                     ----------------------------------    ----------------------------------
                                                      Income      Shares      Per Share     Income      Shares      Per Share
                                                     --------    ---------    ---------    ---------    --------   ----------
     Basic earnings per share -                      $  2,737       40,185    $    0.07    $  14,044      40,154   $     0.35
                                                                              =========                            ==========
     Effect of dilutive securities:
        Options to purchase common shares                   -          325                         -         216
                                                     --------    ---------                 ---------    --------
     Diluted earnings per share                      $  2,737       40,510    $    0.07    $  14,044      40,370   $     0.35
                                                     ========    =========    =========    =========    ========   ==========
     Antidilutive securities -
        Options to purchase common shares                   -        1,106    $   23.73            -       2,668   $    20.99
        2006 Notes                                      1,028        2,726    $    0.38        3,083       2,726   $     1.13
        Trust Preferred Securities (a)                  1,584        6,316    $    0.25        2,089       2,776   $     0.75


                                                           Three Months Ended                     Nine Months Ended
                                                           September 30, 1998                     September 30, 1998
                                                     ----------------------------------    ----------------------------------
                                                      Income      Shares      Per Share     Income      Shares      Per Share
                                                     --------    ---------    ---------    ---------    --------   ----------
     Basic earnings per share -                      $ (8,322)      38,781    $   (0.22)   $ (10,806)     37,171   $    (0.29)
                                                                              =========                            ==========
     Effect of dilutive securities:
        Options to purchase common shares                   -            -            -            -           -            -
                                                     --------    ---------                 ---------    --------
     Diluted earnings per share                      $ (8,322)      38,781    $   (0.22)   $ (10,806)     37,171   $    (0.29)
                                                     ========    =========    =========    =========    ========   ==========
     Antidilutive securities -
         Options to purchase common shares                  -        2,476    $   24.73            -       2,476   $    24.73
         2004 Notes (b)                                     -            -            -          560         816   $     0.69
         2006 Notes                                     1,051        2,726    $    0.39        3,118       2,726   $     1.14

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

  Results of Operations

   Net income (Loss)

     The Company reported net income for the third quarter of 1999 of $2,737,000 or $0.07 per share (on both a basic and a diluted basis), compared to a net loss for the third quarter of 1998 of $8,322,000 or $0.22 per share (on both a basic and a diluted basis). For the first nine months of 1999, the Company reported net income of $14,044,000 or $0.35 per share (on both a basic and a diluted basis) compared to a net loss for the first nine months of 1998 of $10,806,000 or $0.29 per share (on both a basic and a diluted basis). The net income reported during the first nine months of 1999, compared to the first nine months of 1998, was primarily related to a net gain recognized by the Company from the sale of certain properties, including the previously announced sale of the Lopeno Field in South Texas, most of which occurred in the first quarter of 1999. These property sales were part of an effort by the Company to sell its non-strategic and/or underperforming properties to generate cash and maximize its focus on properties with greater exploration potential. If the gain of $37,503,000 related to the sale of such properties during 1999 is excluded, the Company would have reported a net loss for the first nine months of $10,333,000 or $0.26 per share (on both a basic and a diluted basis).

     Earnings per common share are based on the weighted average number of common shares outstanding for the respective periods. The increase in the weighted average number of common shares outstanding for the third quarter of 1999, compared to the third quarter of 1998, resulted primarily from the issuance as of August 17, 1998 of approximately 2,500,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the Company's acquisition of Arch Petroleum Inc. ("Arch") and, to a lesser extent, the issuance of common stock upon the exercise of stock options pursuant to the Company's incentive plans. The increase in the weighted average number of common shares outstanding for the first nine months of 1999, compared to the first nine months of 1998, is related to the issuance of shares, in the Arch acquisition, the issuance of shares of common stock upon the exercise of stock options and the issuance of approximately 3,900,000 shares of the Company's common stock upon the conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998. The earnings per share computation on a diluted basis in the periods presented also reflects additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds.

   Total Revenues

     The Company's total revenues for the third quarter of 1999 were $69,138,000, an increase of approximately 50% from total revenues of $46,179,000 for the third quarter of 1998. The increase in the Company's total revenues for the third quarter of 1999, compared to the third quarter of 1998, resulted primarily from a substantial increase in oil and gas revenues and, to a much lesser extent, from increased pipeline sales. The Company's total revenues for the first nine months of 1999 were $190,012,000, an increase of approximately 19% compared to total revenues of $159,572,000 for the first nine months of 1998. The increase in the Company's total revenues for the first nine months of 1999, compared to the first nine months of 1998, resulted primarily from the gains related to the previously discussed sale of oil and gas properties and, to a lesser extent, pipeline sales revenues that were only partially offset by a decline in the Company's oil and gas revenues.

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

   Oil and Gas Revenues

     The Company's oil and gas revenues for the third quarter of 1999 were $67,195,000, an increase of approximately 48% from oil and gas revenues of $45,287,000 for the third quarter of 1998. The Company's oil and gas revenues for the first nine months of 1999 were $148,089,000, a decrease of approximately 7% from oil and gas revenues of $158,836,000 for the first nine months of 1998. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 1999 and 1998:

               Increase (decrease) in oil and gas revenues                            3/rd/ Qtr 1999     Nine Mo. 1999
               resulting from variances in:                                           Compared to        Compared to
                                                                                      3/rd/ Qtr 1998     Nine Mo. 1998
                                                                                      --------------     -------------
                 Natural gas --
                    Price............................................................    $ 5,066           $   (224)
                    Production.......................................................      1,488            (17,325)
                                                                                         -------           --------
                                                                                           6,554            (17,549)
                                                                                         -------           --------
                 Crude oil and condensate --
                    Price............................................................     12,698             14,566
                    Production.......................................................      1,093             (6,110)
                                                                                         -------           --------
                                                                                          13,791              8,456
                                                                                         -------           --------
                 Natural Gas Liquids ("NGL").........................................      1,563             (1,654)
                                                                                         -------           --------
                    Increase (decrease) in oil and gas revenues......................    $21,908           $(10,747)
                                                                                         =======           ========

     The increase in the Company's oil and gas revenues for the third quarter of 1999, compared to the third quarter of 1998, is primarily related to increases in the prices that the Company received for its oil, condensate and NGL ("liquid hydrocarbons") and natural gas production volumes and, to a lesser extent, increases in natural gas and liquid hydrocarbon production volumes. The decrease in the Company's oil and gas revenues for the first nine months of 1999, compared to the first nine months of 1998, is primarily related to a decline in the Company's natural gas and liquid hydrocarbon production volumes, that was partially offset by increases in the prices that the Company received for its liquid hydrocarbon production volumes.

Comparison of Increases (Decreases) in:                           3/rd/ Quarter         %        1/st/ Nine Months       %
                                                                -----------------                -----------------
Natural Gas --                                                   1999       1998      Change      1999       1998      Change
                                                                ------     ------     ------     ------     ------     ------
   Average prices
      North America (a)......................................   $ 2.64     $ 1.99       33%      $ 2.19     $ 2.13         3%
      Kingdom of Thailand(b).................................   $ 1.66     $ 1.74       (5%)     $ 1.55     $ 1.74       (11%)
           Company-wide average price........................   $ 2.32     $ 1.93       20%      $ 2.03     $ 2.04        --
   Average daily production volumes (MMcf per day)
      North America (a)......................................     99.6      105.2       (5%)      101.0      125.6       (20%)
      Kingdom of Thailand....................................     47.9       35.3       36%        32.2       38.9       (17%)
                                                                ------     ------                ------     ------
           Company-wide average daily production.............    147.5      140.5        5%       133.2      164.4       (19%)
                                                                ======     ======                ======     ======

____________________________
          (a) North American average prices and production reflect production from the United States and Canada for the third quarter and first nine months of 1999, but only production from the United States for periods prior to August 17, 1998, the date on which the Company acquired its interests in Canada as part of the Arch acquisition. "MMcf" stands for million cubic feet.
          (b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in dollars based on the revenue recorded in the Company's financial records. The average price that the Company received for its natural gas production in the Kingdom of Thailand during portions of the third quarter of1998 and the third quarter and first nine months of 1999 reflects the impact of the penalty provisions of the Company's gas sales agreement with the Petroleum Authority of Thailand from October 1, 1998 through early August 1999, when production from a new platform in the Tantawan field and the Benchamas field increased to a level sufficient to meet the Company's contractual commitments under its gas sales agreement.

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

   Natural Gas

     Thailand Prices. The price that the Company receives under the Gas Sales Agreement with the Petroleum Authority of Thailand ("PTT") is subject to a penalty provision if the Company does not meet the minimum delivery requirements set forth in the agreement. The average price that the Company received for its natural gas production in the Kingdom of Thailand during the third quarter of 1998 and portions of the third quarter and first nine months of 1999 reflects the impact of the penalty provisions of the Gas Sales Agreement from October 1, 1998 through early August 1999, when production from a new platform in the Tantawan field and the Benchamas field increased to a level sufficient to meet the Company's contractual commitments under the Gas Sales Agreement.

     Production. The increase in the Company's natural gas production during the third quarter of 1999, compared to the third quarter of 1998, was related to increased production from the Company's operations in Thailand which included the completion of a successful in-fill drilling program in the Tantawan field, and the commencement of production from the Benchamas field and a new platform in the Tantawan field. This increase in production was partially offset by decreased production from the Company's North American operations which was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform and the sale of the Lopeno field during the first quarter of 1999. The decline in the Company's North American natural gas production during the third quarter and first nine months of 1999, compared to the third quarter and first nine months of 1998, was partially offset by successful development of the Company's Garden Banks Block 367 and Main Pass Block 226 field and its continued successful offshore and onshore drilling and workover program. The Company's Thailand natural gas production during the first nine months of 1999, compared to the first nine months of 1998, declined in part due to disappointing reservoir performance and, in part, due to the need to shut-in production from platforms during the in-fill drilling program that commenced during the first quarter of 1999 and was recently completed, that was not entirely offset by the previously discussed new drilling and development in the Tantawan field that was recently completed and which is currently ongoing in the Benchamas field.

Comparison of Increases (Decreases) in:                        3/rd/ Quarter          %        1/st/ Nine Months       %
                                                            -------------------               -------------------
Crude Oil and Condensate  --                                  1999       1998      Change       1999        1998     Change
                                                            -------     -------    ------     -------     -------    ------
 Average prices
   North America(a)......................................   $ 20.24     $ 12.80       58%     $ 15.89     $ 13.45      18%
   Kingdom of Thailand...................................   $ 26.21     $ 13.08      100%     $ 22.18     $ 13.71      62%
    Company-wide average price...........................   $ 21.62     $ 12.85       68%     $ 16.81     $ 13.49      25%
 Average daily production volumes (Bbls per day)
   North America(a)......................................    12,509      13,124       (5%)     12,610      13,316      (5%)
   Kingdom of Thailand...................................     3,763       2,598       45%       2,150       2,774     (22%)
                                                            -------     -------               -------     -------
    Company-wide average daily production................    16,272      15,722        4%      14,760      16,090      (8%)
                                                            =======     =======               =======     =======
Total Liquid Hydrocarbons --
    Company-wide average daily production (Bbls per day)     18,771      17,809        5%      16,851      18,858     (11%)
                                                            =======     =======               =======     =======

__________________________
  (a) North American average prices and production reflect production from the United States and Canada for the third quarter and first nine months of 1999, but only production from the United States for periods prior to August 17, 1998, the date on which the Company acquired its interests in Canada as part of the Arch acquisition. "Bbls" stands for million barrels.

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

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Production. The decrease in the Company's North American crude oil and condensate production during the third quarter and first nine months of 1999, compared to the third quarter and first nine months of 1998, resulted from the anticipated natural decline in oil and condensate production from certain of the Company's offshore properties, that was partially offset by increased production from the Company's Permian basin properties due to an active workover and recompletion program that commenced in late 1998 and additional production from properties acquired in the Arch acquisition. The increase in the Company's Thailand crude oil and condensate production for the third quarter of 1999, compared to the third quarter of 1998, reflects the success of the in-fill drilling program in the Tantawan Field, and the commencement of production from the Benchamas Field and a new platform in the Tantawan Field. The Company's Thailand crude oil and condensate production for the first nine months of 1999, compared to the first nine months of 1998, declined in part due to disappointing reservoir performance and, in part, due to the need to shut-in production from platforms during the in-fill drilling program that commenced during the first quarter of 1999 and was recently completed. This decline was partially offset by increased production in the third quarter of 1999 due to the reasons previously described.

     NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The increase in NGL revenues for the third quarter of 1999, compared with the third quarter of 1998, related to an increase in both the Company's NGL production volumes and the average price that the Company received for its NGL production. The decrease in NGL revenues for the first nine months of 1999, compared with the first nine months of 1998, related to a decrease in the Company's NGL production volumes due to decreased production from the Company's East Cameron 334 "E" platform, that was partially offset by an increase in the average price that the Company received for its NGL production.

     Costs and Expenses

                                                    3/rd/ Quarter                             1/st/ Nine Months
                                           ---------------------------        %         ----------------------------        %
Comparison of Increases (Decreases) in:        1999            1998        Change            1999           1998          Change
                                            ---------       ---------                    ----------      ----------
 Lease Operating Expenses
    North America.....................     $12,959,000     $11,795,000       10%        $ 35,545,000    $ 34,521,000        3%
    Kingdom of Thailand...............     $ 6,807,000     $ 6,089,000       12%        $ 12,380,000    $ 15,947,000      (22%)
                                           -----------     -----------                  ------------    ------------
       Total Lease Operating Expenses.     $19,766,000     $17,884,000       11%        $ 47,925,000    $ 50,468,000      ( 5%)
                                           ===========     ===========                  ============    ============
 Pipeline Operating and Natural
    Gas Purchases (a).................     $ 1,307,000     $   728,000       80%        $  3,505,000    $    728,000      N/A
 General and Administrative Expenses..     $ 7,003,000     $ 8,556,000      (18%)       $ 20,990,000    $ 19,843,000        6%
 Exploration Expenses.................     $   801,000     $ 1,426,000      (44%)       $  3,940,000    $  7,260,000      (46%)
 Dry Hole and Impairment Expenses.....     $   930,000     $ 5,128,000      (82%)       $  1,960,000    $  7,906,000      (75%)
 Depreciation, Depletion and
     Amortization (DD&A) Expenses.....     $27,422,000     $24,921,000       10%        $ 74,667,000    $ 83,739,000      (11%)
     DD&A rate........................     $      1.13     $      1.08        5%        $       1.14    $       1.09        5%
     Mcfe produced (b)................      23,929,000      22,772,000        5%          63,962,000      75,781,000      (16%)

_____________________________________________________

(a) The Company acquired its primary pipeline assets as part of the Arch acquisition on August 17, 1998. Consequently, pipeline operating and natural gas purchase expenses only reflect results of operations after that date.

(b)  "Mcfe" stands for thousands of cubic feet equivalent.

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                                        3/rd/ Quarter                             1/st/ Nine Months
                                               ---------------------------        %         ----------------------------        %
Comparison of Increases (Decreases) in:            1999            1998        Change            1999           1998          Change
                                                ---------       ---------                    ----------      ----------
 Interest--
   Charges..................................   $(8,305,000)    $(6,236,000)      33%        $(27,414,000)   $(17,513,000)      57%
   Interest Income..........................   $   588,000     $   284,000      107%        $    898,000    $    534,000       68%
   Capitalized Interest Expense.............   $ 4,670,000     $ 2,476,000       89%        $ 13,437,000    $  6,540,000      105%
 Minority Interest - Dividends and costs
   Associated with Preferred Securities of
   a Subsidiary Trust.......................   $(2,557,000)             --      N/A         $ (3,356,000)             --      N/A
 Foreign Currency Transaction
   Gain (Loss)..............................   $(2,014,000)    $   760,000      N/A         $ (1,605,000)   $    953,000      N/A
 Income Tax Benefit (Expense)...............   $(1,554,000)    $ 6,858,000      N/A         $ (4,941,000)   $  9,052,000      N/A

   Lease Operating Expenses.

     The increase in North American lease operating expenses for the third quarter and first nine months of 1999, compared to the third quarter and first nine months of 1998, primarily resulted from increased lease operating expenses related to properties acquired in the Arch acquisition for which no similar expenses were recorded during a material portion of the third quarter and first nine months of 1998, and, to a much lesser extent, increased severance taxes, that was not entirely offset by the results of a company-wide cost reduction program. The increase in Thailand lease operating expenses for the third quarter of 1999, compared the third quarter of 1998, was primarily related to lease operating expenses for the Benchamas field which commenced production during the third quarter of 1999, which was partially offset by the Company's cost-reduction program. Included within the operating expenses for the Benchamas field is an operating lease for the FSO "Benchamas Explorer" under which the Company made payments of $1,064,000 to the lessor during the third quarter of 1999 on account of the lease. The decrease in Thailand lease operating expenses for the first nine months of 1999, compared to the first nine months of 1998, related to recognition of previously deferred billings to third parties and, to a lesser extent, to an ongoing cost reduction program, that was partially offset by the previously discussed costs attributable to the Benchamas field.

   Pipeline Operating and Natural Gas Purchases

     The Company acquired primarily all of its pipeline interests as part of its acquisition of Arch on August 17, 1998. The Company purchases natural gas for transportation through the Pogo Onshore Pipeline, which runs from Wichita Falls, Texas to just outside of Fort Worth, Texas. This gas is then resold under firm contracts to its customers. The expense of purchasing the natural gas is reported on the Company's income statement under pipeline operating and natural gas purchases. Revenue from the sale of the natural gas is reported as revenue under pipeline sales and other. Prior to the acquisition of the Pogo Onshore Pipeline interests, the Company did not separately report its pipeline operating expenses or revenues, nor did it purchase any natural gas for resale to customers of its pipelines. The increase in pipeline operating expenses and natural gas purchase costs for the third quarter of 1999, compared to the third quarter of 1998, was primarily related to the fact that expenses for the pipeline were recorded for the entire third quarter of 1999, whereas expenses for the third quarter of 1998 did not commence until the pipeline was acquired as part of the Arch acquisition on August 17, 1998.

   General and Administrative Expenses

     The decrease in general and administrative expenses for the third quarter of 1999, compared with the third quarter of 1998, was primarily related to costs incurred during the third quarter of 1998 related to the Arch acquisition, for which no comparable expenses were incurred in the third quarter of 1999. The increase in general and administrative expenses for the first nine months of 1999, compared with the first nine months of 1998, was

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

primarily related to an increase in the size of the Company's work force due to the Arch acquisition, that was partially offset by expenses in the third quarter of 1998 related to the Arch acquisition.

   Exploration Expenses

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The decrease in exploration expense for the third quarter of 1999, compared to the third quarter of 1998, resulted primarily from decreased geophysical data acquisition costs in the Gulf of Mexico, which was partially offset by increased expenses stemming from increased geophysical activity in the Company's onshore North American operating areas. The decrease in exploration expense for the first nine months of 1999, compared to the first nine months of 1998, resulted primarily from generally decreased geophysical activity by the Company during the first half of the year, except in Canada, where the Company participated in a significant 3-D survey during the first quarter of 1999.

   Depreciation, Depletion and Amortization Expenses

     The increase in the Company's depreciation, depletion and amortization ("DD&A") expense for the third quarter of 1999, compared to the third quarter of 1998, resulted primarily from an increase in the Company's natural gas and liquid hydrocarbon production and, to a lesser extent, an increase in the Company's composite DD&A rate. The decrease in the Company's depreciation, depletion and amortization ("DD&A") expense for the first nine months of 1999, compared to the first nine months of 1998, resulted primarily from a decrease in the Company's natural gas and liquid hydrocarbon production, that was only partially offset by an increase in the Company's composite DD&A rate.

     The increase in the composite DD&A rate for all of the Company's producing fields for the third quarter and first nine months of 1999, compared to the third quarter and first nine months of 1998, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. Management currently anticipates that this trend will continue for the foreseeable future, resulting in generally increasing DD&A rates.

   Interest

     Interest Charges. The increase in the Company's interest charges for the third quarter of 1999, compared to the third quarter of 1998, resulted primarily from an increase in average interest rates on the debt outstanding (resulting primarily from the issuance of the 10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes") on January 15, 1999) and, to a lesser extent, an increase in the total amount of debt outstanding. The increase in the Company's interest charges for the first nine months of 1999, compared to the first nine months of 1998, resulted in almost equal measure primarily from an increase in average interest rates on the debt outstanding (resulting primarily from the issuance of the 10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes") on January 15,
1999) and an increase in the total amount of debt outstanding.

     Capitalized Interest. The increase in capitalized interest for the third quarter and first nine months of 1999, compared to the third quarter and first nine months of 1998, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the third quarter and first nine months of 1999 ($221,600,000 and $221,080,000 , respectively), compared to the third quarter and first nine months of 1998 ($141,259,000 and $122,414,000, respectively), and from an increase in the computed rate that the Company uses to apply to such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

development of the Benchamas Field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico. With the completion of the Benchamas Field and the Garden Banks Block 367 project in the Gulf of Mexico in third quarter of 1999, the amount of capital expenditures subject to capitalization should generally be lower during the next several quarters than it has been during the last year. Consequently, management currently expects that capitalized interest expense should decrease significantly in the next several quarters.

   Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

     Pogo Trust I, a business trust in which the Company owns all of the issued common securities, issued $150,000,000 of 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities, Series A (the "Trust Preferred Securities") on June 2, 1999. The amounts recorded for the third quarter and first nine months of 1999 under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

   Foreign Currency Transaction Gain (Loss)

     The foreign currency transaction gain and loss each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. During the third quarter of 1999, the value of the Thai Baht generally declined against the U.S. dollar resulting in the losses recorded for the third quarter and first nine months of 1999. The Company cannot predict what the Thai Baht to U. S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of October 15, 1999, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

   Income Tax Benefit (Expense)

     The Company's income tax expense for the third quarter of 1999 resulted primarily from pre-tax income from the Company's North American operations, that was only partially offset by tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand. The Company's income tax expense for the first nine months of 1999 resulted primarily from a pre-tax gain on the sale of the Lopeno Field and, to a lesser extent, pre-tax from the Company's U.S. operations, that was only partially offset by the tax benefit of accrued foreign losses from the Company's international operations.

Liquidity and Capital Resources

   Cash Flows

     The Company's Condensed Consolidated Statement of Cash Flows for the first nine months of 1999 reflects net cash provided by operating activities of $33,150,000. In addition to net cash provided by operating activities, the Company received $81,989,000 from the sale of certain non-strategic and/or underperforming properties, proceeds of $300,000,000 from the sale of Trust Preferred Securities and 2009 Notes and net proceeds of $555,000 from the exercise of stock options and other miscellaneous income sources.

     During the first nine months of 1999, the Company invested $156,754,000 of such cash flow in capital projects, repaid a net $219,947,000 under its senior debt arrangements, paid $11,943,000 in financing issuance expenses, paid $3,612,000 (three quarterly dividend payments of $0.03 per share) in cash dividends to holders of the Company's common stock and paid $2,484,000 in cash distributions to holders of its Trust Preferred Securities. As of

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

September 30, 1999, the Company's cash and cash investments were $28,430,000, its long-term debt stood at $365,000,000 and its net obligations on mandatorily redeemable convertible preferred securities of its subsidiary Pogo Trust I, were $150,000,000, which is reflected on the Company's September 30, 1999 balance sheet net of $5,196,000 of unamortized issue expense.

Future Capital Requirements

     The Company's capital and exploration budget for 1999, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress is $195,000,000. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities, funds available under its credit agreement, uncommitted credit lines and banker's acceptance facilities will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 1999, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share to be paid on November 19, 1999 to shareholders of record on November 5, 1999). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

Other Matters

     Year 2000 Readiness Disclosure. Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change in the Company's Year 2000 readiness since that information was disclosed.

Hedging

     From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements.

     Natural Gas. As of October 22, 1999, the Company had entered into commodity price hedging contracts with respect to its future 1999 and 2000 natural gas production as follows:

                    Pogo Producing Company and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                            Swaps
                               ------------------------------
                                      Weighted Average
                                            NYMEX

                               Contract Price       Volume in        Volume in
          Period                per MMBtu(a)          MMBtus        MBtu/day(b)
--------------------------     --------------       ---------       -----------
01-Oct-1999 -- 31-Mar-2000          $3.11              1,820           10,000
01-Oct-1999 -- 31-Aug-2000          $2.87              5,025           15,000

(a) "MMBtu" means million British Thermal Units.
(b) "MBtu" means thousand British Thermal Units.

    These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or, occasionally, the penultimate trading day of a particular contract month. With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

     The Company believes that it has no material basis risk with respect to gas swaps because it only enters into them with respect to its North American natural gas production, substantially all of which is sold under spot contracts that have historically correlated with the swap price.

     Crude Oil. As of October 22, 1999, the Company had entered into commodity price hedging contracts with respect to its future oil production for 1999 and 2000 as follows:

                                                         Swaps                                  Collars
                                             ----------------------------         ----------------------------------
                                                             Weighted                                   NYMEX
                                                              Average                               Contract Price
                                                               NYMEX                                   per Bbl
                                              Volume in   Contract Price           Volume in   ---------------------
           Period              Bbls/day          Bbls         per Bbl                 Bbls      Floors     Ceilings
--------------------------     --------      ----------   ---------------         ----------   --------   ----------
01-Oct-1999 -- 31-Dec-1999       2,000         182,000         $21.51                   ---        ---         ---
01-Oct-1999 -- 31-Mar-2000       1,500         273,000         $21.12                   ---        ---         ---
01-Oct-1999 -- 31-Mar-2000       1,000             ---            ---               182,000     $21.15      $23.00
01-Jan-2000 -- 31-Dec-2000       2,000         730,000         $21.15                   ---        ---         ---

     Because substantially all of the Company's oil production is sold under spot contracts that correlate either to the NYMEX West Texas Intermediate price or the Indonesian TAPIS benchmark crude (with respect to production from the Company's Thailand operations), the Company believes that it has no material basis risk with respect to these transactions, meaning that fluctuations in the prices which the Company receives for its domestic oil production will correlate with the NYMEX West Texas Intermediate price.

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


                                             Pogo Producing Company
                                                  (Registrant)


                                                     /s/Thomas E. Hart
                                             -----------------------------------
                                                        Thomas E. Hart
                                                        Vice President and Chief
                                                          Accounting Officer



                                                     /s/James P. Ulm, II
                                             -----------------------------------
                                                        James P. Ulm, II
                                                        Vice President and Chief
                                                          Financial Officer



     Date: October 29, 1999