Form 10-K405
period 1999-12-31
POGO PRODUCING CO
filed 2000-03-17
CIK 230463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS:                         ON WHICH REGISTERED:
           --------------------                        ---------------------
        COMMON STOCK, $1 PAR VALUE                    NEW YORK STOCK EXCHANGE
                                                          PACIFIC EXCHANGE

      PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE
                                                          PACIFIC EXCHANGE

 POGO TRUST I 6 1/2% CUMULATIVE QUARTERLY             NEW YORK STOCK EXCHANGE
 INCOME CONVERTIBLE PREFERRED SECURITIES,
                 SERIES A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
            5 1/2% CONVERTIBLE SUBORDINATED NOTES DUE JUNE 15, 2006
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $690,675,734 as of March 16, 2000 (based on $25.875 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape on such date).

     40,348,775 shares of the registrant's Common Stock were outstanding as of March 16, 2000.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement respecting the annual meeting of shareholders to be held on April 25, 2000 (to be filed not later than 120 days after December 31, 1999) are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     The statements included or incorporated by reference in this Report on Form 10-K for the year ended December 31, 1999 (this "Annual Report") include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein or therein other than statements of historical fact are forward-looking statements. When used herein or therein, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of Pogo Producing Company (the "Company") and its subsidiaries, and the statements set forth herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" regarding the Company's anticipated future financial position and cash requirements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report and in other filings by the Company with the Securities and Exchange Commission (the "Commission"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in or incorporated by reference in this Annual Report. These factors include:

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

                                     PART I

ITEM 1. BUSINESS.

     The Company was incorporated in 1970 and is engaged in oil and gas exploration, development, acquisition and production activities on its properties located offshore in the Gulf of Mexico, onshore in selected areas in New Mexico, Texas and Louisiana, and internationally, primarily in the Gulf of Thailand and in Canada. As of December 31, 1999, the Company had interests in 102 lease blocks offshore Louisiana and Texas, approximately 340,047 gross acres onshore in the United States and Canada, approximately 734,140 gross acres offshore in the Kingdom of Thailand, approximately 193,631 gross acres in the Danish and U.K. sectors of the North Sea and approximately 778,136 gross acres in Hungary.

     The Company organizes its exploration and production activities principally into four operating divisions and a new ventures group. The operating divisions are its Offshore Division, which is responsible for the Company's operations offshore Texas and Louisiana in the Gulf of Mexico, its Western Division, which is active in the Permian Basin area in New Mexico and West Texas, its Onshore Division, which includes the Company's onshore operations principally in South Texas, East Texas, Louisiana and Western Canada (principally in the provinces of Alberta and British Columbia) and the International Division, which has responsibility for the Company's operations on its Block B8/32 Concession in the Kingdom of Thailand (the "Thailand Concession"), as well as the Company's exploration licenses in the North Sea. The Company's new ventures group is currently responsible for the Company's exploration activities in Hungary.

DOMESTIC OFFSHORE OPERATIONS

     Historically, the Company's interests have been concentrated in the Gulf of Mexico, where approximately 27% of the Company's proved reserves were located as of December 31, 1999. During 1999, approximately 51% of the Company's natural gas production and approximately 42% of its oil and condensate production was from its domestic offshore properties, contributing approximately 45% of the Company's consolidated oil and gas revenues. Although the Company's operations were historically focused in shallower waters of the Outer Continental Shelf, the Company has recently expanded its exploration efforts further offshore into deeper waters where the Company currently believes the opportunities for discovering substantial quantities of oil and gas exist. As of December 31, 1999, the Company has interests in 18 lease blocks in water depths that range from 600 feet to approximately 4,900 feet.

  Exploration and Development

     The scope of exploration and development programs relating to the Company's offshore interests is affected by prices for oil and gas, and by federal, state and local legislation, regulations and ordinances applicable to the petroleum industry. The Company's domestic offshore capital and exploration expenditures for 1999 were approximately $56,900,000 (excluding approximately $1,500,000 of net property acquisitions), or 16% lower than the Company's domestic offshore capital and exploration expenditures of approximately $68,000,000 for 1998 (excluding approximately $5,000,000 of net property acquisitions) and 34% lower than the Company's domestic offshore capital and exploration expenditures of approximately $86,300,000 (exclud-ing approximately $900,000 of net property acquisitions) for 1997. The decrease in the Company's domestic offshore capital and exploration expenditures for 1999, compared with 1998 and 1997, resulted primarily from the Company's decision to decrease its exploration drilling and workover and recompletion activity in light of poor oil and gas prices in the first half of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company maintains a significant presence in the Gulf of Mexico where it participated in drilling 15 successful wells during 1999, bringing the total number of producing oil and gas wells in the Gulf of Mexico that the Company held an interest to 211 at December 31, 1999.

     Leases acquired by the Company and other participants in its bidding groups are customarily committed, on a block-by-block basis, to separate operating agreements under which the appointed operator supervises exploration and development operations for the account and at the expense of the group. These agreements usually contain terms and conditions which have become relatively standardized in the industry. Major decisions regarding development and operations typically require the consent of at least a majority (in working interest) of the participants. Because the Company generally has a meaningful working interest position, the Company believes it can significantly influence (but not always control) decisions regarding development and operations on most of the leases in which it has a working interest even though it may not be the operator of a particular lease. The Company is the operator on all or a portion of 32 of the 102 offshore leases in which it had an interest on December 31, 1999.

     Platforms and related facilities are installed on an offshore lease block when, in the judgment of the lease interest owners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment. Platform costs vary depending on, among other factors, the number of slots, water depth, currents, and sea floor conditions. Over the five years ended December 31, 1999, the gross construction and installation cost of production platforms and related facilities located in shallower waters in which the Company shared a portion of the construction costs based on its ownership interest in the development ranged from approximately $3,000,000 to approximately $16,500,000. Wells, platforms and related facilities are typically much more expensive in the deeper waters of the Gulf of Mexico. The Company has participated in the construction of one platform and related facilities on its deep water block at Viosca Knoll Block 823 at a total capital commitment of approximately $142,500,000 ($15,390,000 net to the Company's working interest). Occasionally, deep water developments can be performed by means of "subsea completion" technology, with the production then piped back to an existing platform. The Company participated in one subsea completion development during 1999 at Garden Banks Block 367, at a gross cost of approximately $26,000,000 ($6,500,000 net to the Company's working interest). The Company is currently planning to commence construction of at least one additional subsea development during 2000. The Company believes that future development projects in the deep water areas of the Gulf of Mexico may require similar capital commitments, each of which must be justified in the then current and anticipated future product price environment. In order to better manage the risks of large projects in the deep water Gulf of Mexico, the Company generally seeks to have a smaller ownership interest in these lease blocks than it averages in shallower waters.

  Lease Acquisitions

     The Company has participated, either on its own or with other companies, in bidding on and acquiring interests in federal and state leases offshore in the Gulf of Mexico since December 1970. As a result of such purchases and subsequent activities, as of December 31, 1999, the Company owned interests in 96 federal leases and 6 state leases offshore Louisiana and Texas. Federal leases generally have primary terms of five, eight or ten years, depending on water depth, and state leases generally have terms of three or five years, depending on location, in each case subject to extension by development and production operations.

     As part of its strategy, the Company intends to continue an active lease evaluation program in the Gulf of Mexico in order to identify exploration and exploitation opportunities. During 1999, the Company was successful in acquiring interests in three lease blocks through federal Outer Continental Shelf oil and gas lease sales and two lease blocks by assignment from a third party. As in the case of prior sales, the extent to which the Company participates in future bidding on federal or state offshore lease sales will depend on the availability of funds and its estimates of hydrocarbon deposits, operating expenses and future revenues which reasonably may be expected from available lease blocks. Such estimates typically take into account, among other things, estimates of future hydrocarbon prices, federal regulations and taxation policies applicable to the petroleum industry. It is also the Company's objective to acquire certain producing leasehold properties in areas where additional low-risk drilling or improved production methods by the Company can provide attractive rates of return.

ONSHORE OPERATIONS

     The Company's Onshore Division has staffs in Houston, Texas and Calgary, Alberta, Canada. The Company's Western Division has an office in Midland, Texas. The Company conducts its onshore operations in the United States directly and through its wholly-owned subsidiary, Arch Petroleum Inc. ("Arch"). The Company conducts its operations in Canada through its wholly-owned subsidiary, Pogo Canada Ltd. The Company's onshore operations constitute a growing area of the Company's reserves and production. Onshore reserves as of December 31, 1999, accounted for approximately 29% of the Company's total proved reserves. During 1999, approximately 22% of the Company's natural gas production and 36% of its oil and condensate production was from its onshore properties, contributing approximately 27% of the Company's consolidated oil and gas revenues.

  Exploration and Development

     A major drilling objective of the Company in the Permian Basin is the Brushy Canyon (Delaware) formation which generally produces oil from depths of 6,000 to 9,000 feet. Since the Company began exploring in the Brushy Canyon (Delaware) formation in October 1989, it has participated in drilling 409 wells in the Permian Basin and West Texas areas through December 31, 1999, including 20 wells in 1999. The Company believes that during the past seven years it has been one of the most active companies drilling for oil and natural gas in the southeastern New Mexico (Lea and Eddy Counties) portion of the Permian Basin where the Company has interests in over 113,000 gross acres. Fields in the Brushy Canyon (Delaware) formation in the southeastern New Mexico portion of the Permian Basin are generally characterized by multiple producing zones in most wells. The Company has achieved rapid cost recovery with respect to its New Mexico wells drilled to date because of relatively low capital costs and high initial rates of production.

     In Southwest Louisiana, the Company participated in drilling 23 wells since 1996, including three wells in 1999, to test various prospects, primarily in the Hackberry and Yegua formations, almost all of which were identified on proprietary 3-D seismic surveys that the Company and its industry partners have acquired since 1995. The Company is currently participating in a 3-D seismic survey covering approximately 39,000 acres in Southwest Louisiana that should be completed late in the second quarter of 2000.

     The Company generally conducts its onshore activities through joint ventures and other interest-sharing arrangements with major and independent oil companies. The Company operates many of its own onshore properties using independent contractors.

     The Company's onshore capital and exploration expenditures were approximately $25,700,000 (excluding approximately $25,100,000 of net property acquisitions) for 1999, or 47% lower than the Company's onshore capital and exploration expenditures of approximately $48,800,000 (excluding approximately $133,100,000 of net property acquisitions, including approximately $131,500,000 related to the acquisition of Arch Petroleum Inc. ("Arch")) for 1998 and 57% lower than the Company's onshore capital and exploration expenditures of approximately $60,000,000 (excluding approximately $1,700,000 of net property acquisitions) for 1997. The decrease in the Company's onshore capital and exploration expenditures for 1999, compared to 1998 and 1997, resulted primarily from the Company's decision to curtail non-essential drilling in light of poor oil and gas prices and to focus on workover and recompletion work, that was not entirely offset by increased capital and exploration expenditures in Canada where the Company acquired its interest in Pogo Canada Ltd. in August 1998.

  Lease Acquisitions

     As it has in recent years, in 1999 the Company also successfully participated in various onshore federal, state and provincial lease sales and acquired interests in prospective acreage from private individuals. As of December 31, 1999, the Company held interests in approximately 340,000 gross (186,000 net) acres onshore in the United States and Canada.

INTERNATIONAL OPERATIONS

     The Company has conducted international exploration activities since the late 1970's in numerous oil and gas areas throughout the world. Currently, the Company maintains an office in Bangkok, Thailand from which it oversees its operations on the Thailand Concession through its wholly-owned subsidiary Thaipo Limited ("Thaipo"). Thaipo currently owns, directly or indirectly, a 46.34% working interest in the entire Thailand Concession. The remainder of the working interest is owned, directly or indirectly by Chevron Offshore (Thailand) Limited ("Chevron") (46.34%), a subsidiary of Chevron Corporation, and Palang Sophon Limited ("Palang") (7.32%). Through its majority ownership of Palang, Chevron owns or controls, directly or indirectly, 53.66% of the working interests in the Thailand Concession. Effective October 1, 1999, Thaipo turned over operatorship of the Thailand Concession to Chevron. Through voting procedures in the joint operating agreement governing the Thailand Concession, and the close working relationship between Chevron's and Thaipo's exploration staffs, Thaipo continues to exert substantial influence over the development of the Thailand Concession. As of December 31, 1999, the Company's proved reserves located in the Kingdom of Thailand accounted for approximately 44% of the Company's total proved reserves. During 1999, approximately 28% of the Company's natural gas production and 22% of its oil and condensate production came from its operations on the Thailand Concession, contributing approximately 24% of the Company's consolidated oil and gas revenues.

  Exploration and Development

     The Company's international capital and exploration expenditures were approximately $111,500,000 for 1999, or 4% higher than the Company's international capital and exploration expenditures of approximately $107,400,000 for 1998 and 26% higher than the Company's international capital and exploration expenditures of approximately $88,300,000 (excluding approximately $28,600,000 of net property acquisitions) for 1997. The increase in the Company's international capital and exploration expenditures for 1999, compared to 1998, resulted primarily from increased exploration expenditures and development drilling in the Tantawan and Benchamas Fields that was not entirely offset by a decrease in exploration drilling expenditures and in spending related to platform and facilities construction for the Benchamas Field. The increase in the Company's international capital and exploration expenditures for 1999, compared to 1997, resulted primarily from increased platform and facilities construction costs related to development of the Benchamas Field and, to a lesser extent, increased drilling activity in the Tantawan and Benchamas Fields in 1999, as compared to 1997. Substantially all of the Company's international capital and exploration expenditures for 1999 were related to the Company's license in the Kingdom of Thailand.

  Thailand Concession

     Benchamas Field. In July 1997, the government of Thailand designated another portion of the Thailand Concession comprising approximately 102,000 acres as the Benchamas and Pakakrong production area or the "Benchamas Field." Production from the Benchamas Field commenced production in July 1999 from three production platforms, with natural gas and oil from these platforms delivered by undersea pipeline to a central processing and compression platform where the oil, condensate and natural gas is processed and separated. The natural gas is sold to The Petroleum Authority of Thailand ("PTT") and delivered into export pipelines for transportation to shore, while the oil and condensate produced from the field is stored on board a Floating Storage and Offloading system ("FSO"), known as the "Benchamas Explorer," for sale and ultimate transfer to shore by oil tanker. The FSO is moored in the Benchamas Field. Its capacity is approximately 1,400,000 Bbls of crude and condensate. The Company currently expects to complete drilling the first phase of the Benchamas Field development during the first quarter of 2000. The phase I field development plans provide for 55 wells in the field, including 38 producing wells (14 of which will be horizontal wells) and 17 water injection wells. Current Benchamas Field development plans also call for the commencement of design and fabrication work on three more platforms for the field, with installation of the first platform currently expected to commence in the fourth quarter of 2001.

     Tantawan Field. In August 1995, at the request of Thaipo and its joint venture partners, the government of Thailand designated a portion of the Thailand Concession comprising approximately 68,000 acres as the Tantawan production area or the "Tantawan Field." Initial production from the Tantawan Field commenced on February 1, 1997. A fifth platform was installed and commenced production in 1999. Currently, there are 37 wells producing from five platforms.

     Oil and gas production from the Tantawan Field is gathered through pipelines from the platforms into a Floating Production Storage and Offloading system (an "FPSO") named the "Tantawan Explorer." The FPSO is a converted oil tanker with a capacity of slightly less than 1,000,000 Bbls, that is moored in the Tantawan Field, on which hydrocarbon processing, separation, dehydration, compression, metering and other production-related equipment is installed. Following processing on board the FPSO, natural gas produced from the field is delivered to PTT through an export pipeline. Oil and condensate produced from the field is stored on board the FPSO and transferred to shore by oil tanker. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Other Portions of the Thailand Concession. In September 1997, the government of Thailand designated an additional 91,000 acres of the Thailand Concession as the Maliwan production area. Development plans for this concession area are currently under way. One additional well was drilled in this area during 1999 and additional wells are planned for 2000. In addition, Thaipo and its joint venture partners have identified other potentially promising areas on the Thailand Concession. In February 2000, the Company and its joint venture partners submitted an application to have up to approximately 120,000 additional acres of the concession, known as the North Jarmjuree area, designated as a production area. Through February 1, 2000, Thaipo and its joint venture partners have drilled ten wells on areas of the Thailand Concession that are not currently designated as production areas. Interpretation of the data provided by these wells and 3-D seismic data covering these areas is ongoing. Thaipo and its joint venture partners also currently plan to drill additional exploration wells in these areas during 2000.

     Platforms are installed on the Thailand Concession in fields where, in the judgment of Thaipo and its joint venture partners, the necessary capital expenditures are justified. A decision to install a platform generally is made after the drilling of one or more exploratory wells with contracted drilling equipment and the area where the platform would be located has been designated a production area by the government of the Kingdom of Thailand. See
"-- Contractual Terms Governing the Thailand Concession and Related Production." Platforms are used to accommodate both development drilling and additional exploratory drilling. Over the four years ended December 31, 1999, the gross cost of the first five production platforms and related facilities in the Tantawan Field and the first three production platforms in the Benchamas Field have averaged approximately $20,000,000 per platform. The Company and its joint venture partners have been working to employ advanced platform facility design and advanced drilling and completion techniques, including slimhole, batch and horizontal drilling, to reduce the cost of developing the Thailand Concession. The Company believes that future satellite platforms and related facilities may be installed for as little as approximately $15,000,000 per platform in the future. Platform costs vary and more (or less) expensive platforms could be required in the future depending on, among other factors, the number of slots, water depth, currents and sea floor conditions.

  Other Areas of the World

     On December 1, 1998, the Company together with two joint venture partners, were successful in obtaining a license from the United Kingdom governing approximately 113,000 acres in the British sector of the North Sea. Terms of the license provided for a minimum work commitment that will involve the acquisition, processing and interpretation of 3-D seismic data over the block. The initial exploratory term of this license expires on December 1, 2004, unless otherwise extended or a production license is granted.

     On August 5, 1999, the Danish government approved the assignment of a 40% working interest in License 13/98 covering approximately 81,000 acres in the Danish sector of the North Sea. The initial term of the license goes through June 14, 2004, unless otherwise extended or a production license is granted. However, a "drill or drop" election must be made by the concessionaires prior to December 31, 2000.

     On April 20, 1999, the Company's subsidiary Pogo Hungary Kft.("Pogo Hungary") was awarded a license to explore for oil and gas on approximately 778,000 acres in the Szolnok and Tompa areas of central and south central Hungary. The exploration term of the license is four years, with areas where commercial accumulation of hydrocarbons being held through the economic productive life of such reserves. The Company has signed a contract and currently expects to commence acquiring over 850 kilometers of modern 2-D seismic data in the Szolnok area early in the second quarter. In addition, the Company continues to evaluate other international opportunities that are consistent with the Company's international exploration strategy and expertise.

  Contractual Terms Governing the Thailand Concession and Related Production

     The Thailand Concession was granted in August 1991. The exploratory term for those portions of the Thailand Concession that have not yet been designated a production area (comprising approximately 354,000 acres exclusive of the North Jarmjuree area over which a production license has been requested) expires July 31, 2000. Thaipo and its joint venture partners will be obligated to relinquish 50% of this acreage but will be permitted to, and currently intend to, apply for an extension of the exploration term on the remaining acreage. Such an extension, if granted, would extend the exploration term on the remaining acreage through July 1, 2001. Similar one-year extensions could also be applied for and granted through July 1, 2005. For those portions of the Thailand Concession that have been designated as production areas, the initial production period term is 20 years, which is also subject to extension, generally for a term of ten years. See also "-- Miscellaneous; Sales." To date, the Benchamas Field, Tantawan Field and the Maliwan area have been designated as production areas. Subject to governmental approval, other portions of the Thailand Concession may be designated production areas in the future.

     Production resulting from the Thailand Concession is subject to a royalty ranging from 5% to 15% of oil and gas sales, plus certain fixed U.S. dollar amounts payable at specified cumulative production levels. Revenue from production in Thailand is also subject to local income taxes and other similar governmental charges including a Special Remuneratory Benefit tax ("SRB").

     Thaipo and its joint venture partners have entered into a thirty-year Gas Sales Agreement with PTT (the "Gas Sales Agreement"), governing gas production from the Tantawan Field and anticipated gas production from the Benchamas Field. The terms of the Gas Sales Agreement currently include a minimum daily contract quantity ("DCQ") of 125 MMcf per day, subject to certain exceptions and will in the future be based on a percentage of the remaining proved reserves, but in any event, will not be less than 125 MMcf per day. The DCQ is the minimum daily volume that PTT has agreed to take, or pay for if not taken, under the agreement. Thaipo and its joint venture partners are subject to certain penalties if they are unable to meet the DCQ, principal among which is a decrease in sales price of up to 25% of the then current sales price. During a period extending from October 1, 1998 through early August 1999, as a result of declining production from existing wells in the Tantawan Field, the need to shut-in existing wells while drilling additional wells from the same platform, and the decision to emphasize oil and condensate production from the Tantawan Field, the Company and its joint venture partners delivered less natural gas than was nominated by PTT under the Gas Sales Agreement. This resulted in the Company receiving only 75% of the current contract price on a portion of its natural gas sales to PTT during that time. Although the Company is currently meeting the minimum DCQ requirements, there can be no assurance that the Company will be able to continue to meet them in the future, in which case the penalty provisions of the Gas Sales Agreement would again reduce the price received by the Company for its gas sold to PTT from the Tantawan and Benchamas Fields.

     The sales price under the Gas Sales Agreement is subject to automatic semi-annual adjustments based upon a formula which takes into account changes in: Singapore fuel oil prices; the U.S. Bureau of Labor Statistics Oilfield Machinery and Tool Index; the Thai wholesale producer price index; and the U.S./Thai currency exchange rate. However, the Gas Sales Agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. As of December 31, 1999, the Company was receiving a price of approximately $1.99 per Mcf. Under the Gas Sales Agreement See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations; Foreign Currency Transaction Gain (Loss)" and "-- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues."

MISCELLANEOUS

  Other Assets

     The Company and a subsidiary, Pogo Offshore Pipeline Co., own interests in eight pipelines (excluding field gathering pipelines) through which offshore hydrocarbon production is transported. Through a wholly-owned subsidiary, Pogo Onshore Pipeline Company, the Company owns and operates the Saginaw pipeline, a six inches in diameter pipeline that runs from just outside of Fort Worth, Texas to Wichita Falls, Texas. Industrial Natural Gas, L.C., a subsidiary of the Company, markets the sale and transmission of natural gas through the Saginaw pipeline.

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

     The Company's Thailand Concession is traversed by two major (34 inches and 36 inches in diameter, respectively) natural gas pipelines that are owned and operated by PTT and which come within approximately 25 miles of the Tantawan Field (and are slightly closer to the Benchamas Field). Thaipo and its joint venture partners in the Tantawan Field signed a long-term gas sales contract with PTT in November 1995, which has since been amended to include production from the Benchamas Field. All oil and condensate production from the Tantawan Field is initially stored aboard the FPSO and is then sold to various third parties, including PTT, on a tanker load by tanker load basis at prices based on then current world oil prices, typically with reference to the Malaysian Tapis crude oil benchmark price. The buyer is responsible for sending a tanker to off load the oil and condensate it has purchased. Crude oil and condensate production from the Benchamas Field is initially stored aboard the FSO and such production is currently also sold on a tanker load by tanker load basis, similar to the way Tantawan Field crude is currently marketed. See "-- International Operations; Contractual Terms Governing the Thailand Concession and Related Production."

     The marketing of onshore oil and gas production is also subject to the availability of pipelines, crude oil hauling and other transportation, processing and refining facilities as well as the existence of adequate markets. Generally, the Company's onshore oil and gas production is located in areas where commercial production of economic discoveries can be rapidly effectuated.

     Most of the Company's North American natural gas sales (exclusive of forward gas sales contracts) are currently made in the "spot market" for no more than one month at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is also generally sold one month at a time at the price that is then currently available. Other than any oil and natural gas futures contracts which may exist from time to time, and which are referred to in "-- Miscellaneous; Competition and

Market Conditions," and the Gas Sales Agreement with PTT for production from the Tantawan and Benchamas Fields (see "-- International Operations; Contractual Terms Governing the Thailand Concession and Related Production"), the Company has no existing contracts that require the delivery of fixed quantities of oil or natural gas other than on a best efforts basis. The Company had no customers in 1999 to whom total sales constituted more than 10% of the Company's consolidated revenues.

  Risks Associated with Acquisitions

     From time to time the Company acquires, and may acquire in the future, additional interests in oil and gas properties, either through acquisition of the properties themselves or indirectly through the purchase of an equity interest in the entity owning such properties. The successful acquisition of such properties requires an assessment of several factors, including recoverable reserves, projected future cash flows, which are in part based upon future oil and gas prices, current and projected operating, general and administrative and other costs, contingent liabilities associated with the properties or entities acquired, including potential environmental and other liabilities.

     The accuracy of the Company's assessment of these factors is inherently uncertain. To the extent reasonably practicable and possible under the specific circumstances of each acquisition, the Company performs a review of the properties or entities prior to their acquisition. The Company believes that its review procedures are generally consistent with current industry practices. The Company's review and assessment process will not reveal all existing or potential problems nor will it permit the Company to become sufficiently familiar with the properties or entities to fully assess their deficiencies and capabilities. Even when problems are identified, the other party may be unwilling or unable to provide effective contractual protection against all or apart of the problems. The Company is generally not entitled to contractual indemnification for many liabilities, acquiring the properties on an "as is, where is" basis.

  Competition and Market Conditions

     The Company experiences competition from other oil and gas companies in all phases of its operations, as well as competition from other energy related industries. The Company's profitability and cash flow are highly dependent upon the prices of oil and natural gas, which historically have been seasonal, cyclical and volatile. In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including various weather, economic, political and regulatory conditions. In addition, the decisions of the Organization of Petroleum Exporting Countries relating to export quotas also affect the price of crude oil. In the past, when natural gas prices in the United States were low, the Company at times elected to curtail a portion of its production. In the future, the Company may again elect to curtail certain quantities of its natural gas production.

     Because it is impossible to predict future oil and gas price movements with any certainty, the Company from time to time enters into contracts on a portion of its production to hedge against the volatility in oil and gas prices. Such hedging transactions, historically, have never exceeded 50% of the Company's total oil and gas production on an energy equivalent basis for any given period. While intended to limit the negative effect of price declines, such transactions could effectively limit the Company's participation in price increases for the covered period, which increases could be significant. As of December 31, 1999, the Company was a party to natural gas futures contracts and crude oil swap arrangements as described in "Quantitative and Qualitative Disclosure About Market Risk." When the Company does engage in such hedging activities, it may satisfy its obligations with its own production or by the purchase (or sale) of third party production. The Company may also cancel all delivery obligations by offsetting such obligations with equivalent agreements, thereby effecting a purely cash transaction.

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

     In periods during which the industry experiences a substantial decline in oil and gas prices, many of the Company's partners, particularly the smaller ones, can experience liquidity and cash flow problems. These problems may lead to their attempting to delay or slow down the pace of drilling or project development in order to conserve cash, to a point that the Company believes is detrimental to the project. In most cases, the Company has the ability to influence the pace of development through joint operating agreements. Some partners may be unwilling or unable to pay their share of the costs of projects as they become due. At worst, a partner may declare bankruptcy and refuse or be unable to pay its share of the costs of a project. The Company would then be required to pay this partner's share of the project costs. In most instances, the Company believes that it is contractually protected from such an event through its ability to take over the non-paying partner's share of the project and by applicable oil and gas lien laws and bankruptcy laws. The Company believes that it would ultimately recover any sums that it is owed by non-paying partners that do not meet their share of the costs of a project in a timely fashion.

  Risks of Foreign Operations

     Ownership of property interests and production operations in Thailand and in any other areas outside the United States in which the Company may choose to do business, are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations; Foreign Currency Transaction Gain (Loss)," and "-- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues." The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company seeks to manage these risks by concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies.

EXPLORATION AND PRODUCTION DATA

     In the following data, "gross" refers to the total acres or wells in which the Company has an interest and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

  Acreage

     The Company owns interests in developed and undeveloped oil and gas acreage in various parts of the world. These ownership interests generally take the form of "working interests" in oil and gas leases which have varying terms. The following table shows the Company's interest in developed and undeveloped oil and gas acreage under lease as of December 31, 1999:

                                               DEVELOPED              UNDEVELOPED
                                               ACREAGE(A)              ACREAGE(B)
                                           ------------------    ----------------------
                                            GROSS       NET        GROSS         NET
                                           -------    -------    ---------    ---------
Domestic Offshore
  Louisiana (State)......................    4,516      2,182        1,169          584
  Louisiana (Federal)....................  166,500     45,529      160,304       64,013
  Texas (Federal)........................   40,320     10,855       74,185       20,994
                                           -------    -------    ---------    ---------
  Total Domestic Offshore................  211,336     58,566      235,658       85,591
                                           -------    -------    ---------    ---------
Onshore
  Louisiana..............................    3,583        926       10,178        4,402
  New Mexico.............................   37,912     22,536       75,396       56,641
  Texas..................................   20,500      8,568       77,308       43,156
  Canada.................................   24,407      3,817       90,085       45,803
  Other..................................    3,200        333          198           35
                                           -------    -------    ---------    ---------
          Total Onshore..................   89,602     36,180      253,165      150,037
                                           -------    -------    ---------    ---------
          Total North America............  300,938     94,746      488,823      235,628
                                           -------    -------    ---------    ---------
International
  Gulf of Thailand.......................  260,407    120,682      473,733      219,530
  North Sea..............................       --         --      112,729       45,092
  Hungary................................       --         --      778,136      778,136
  Denmark................................       --         --       80,902       32,361
                                           -------    -------    ---------    ---------
          Total International............  260,407    120,682    1,445,500    1,075,119
                                           -------    -------    ---------    ---------
          Total Company..................  561,345    215,428    1,934,323    1,310,747
                                           =======    =======    =========    =========

---------------

(a) "Developed acreage" consists of lease acres spaced or assignable to production (including acreage held by production) on which wells have been drilled or completed to a point that would permit production of commercial quantities of oil or natural gas. "Developed acreage" in Thailand includes all acreage designated as a production area by the Thai government, which currently includes the Benchamas Field, Tantawan Field and the Maliwan production area.

(b) Approximately 22% of the Company's total domestic offshore net undeveloped acreage and approximately 17% of the Company's total onshore net undeveloped acreage are under leases that have terms expiring in 2000 (unless otherwise extended). Approximately 20% of total domestic offshore net undeveloped acreage and approximately 16% of total onshore net undeveloped acreage are under leases that terms expiring in 2001 (unless otherwise extended). All of the Company's undeveloped acreage in the Kingdom of Thailand must be relinquished to the Thai government on July 31, 2000, unless designated as a production area or unless the exploration term is extended. See
    "-- International Operations; Contractual Terms Governing the Thailand Concession and Related Production."

     In addition, the Company holds certain other types of mineral interests, including fee interests (which never expire) and royalty interests (which generally terminate when the underlying mineral lease expires). The Company owns varying fee and royalty interests in 10,800 gross acres in Texas and a royalty interest in 5,000 gross acres (1,250 net acres) offshore Louisiana.

  Productive Wells and Drilling Activity

     The following table shows the Company's interest in productive oil and natural gas wells as of December 31, 1999. For purposes of this table "productive wells" are defined as wells producing hydrocarbons and wells "capable of production" (e.g., natural gas wells waiting for pipeline connections or necessary governmental certification to commence deliveries and oil wells waiting to be connected to currently installed production facilities). This table does not include exploratory or developmental wells which have located commercial quantities of oil or natural gas but which are not capable of commercial production without the installation of material production facilities or which, for a variety of reasons, the Company does not currently believe will be placed on production.

                                                                                 NATURAL GAS
                                                               OIL WELLS(A)       WELLS(A)
                                                              --------------    -------------
                                                              GROSS     NET     GROSS    NET
                                                              -----    -----    -----    ----
Offshore United States......................................   130      28.9      81     25.2
Onshore (U.S. and Canada)...................................   756     469.6     112     45.3
Kingdom of Thailand.........................................    10       4.6      53     24.6
                                                               ---     -----     ---     ----
          Total                                                896     503.1     246     95.1
                                                               ===     =====     ===     ====

---------------

(a) One or more completions in the same bore hole are counted as one well. The data in the above table includes 5 gross (1.3 net) oil wells and 5 gross (1.6 net) natural gas wells with multiple completions.

     The following table shows the number of successful gross and net exploratory and development wells in which the Company has participated and the number of gross and net wells abandoned as dry holes during the periods indicated. An onshore well is considered successful upon the installation of permanent equipment for the production of hydrocarbons or when electric logs run to evaluate such wells indicate the presence of commercially producible hydrocarbons and the Company currently intends to complete such wells. Successful offshore wells consist of exploratory or development wells that have been completed or are "suspended" pending completion (which has been determined to be feasible and economic) and exploratory test wells that were not intended to be completed and that encountered commercially producible hydrocarbons. A well is considered a dry hole upon reporting of permanent abandonment to the appropriate agency.

                                                        1999                  1998                  1997
                                                 ------------------    ------------------    -------------------
                                                 PRODUCTIVE    DRY     PRODUCTIVE    DRY     PRODUCTIVE     DRY
                                                 ----------    ----    ----------    ----    ----------    -----
Gross Wells:
  Offshore United States
    Exploratory................................      4.0         --        5.0        1.0        4.0         1.0
    Development................................     11.0         --        2.0         --       12.0         3.0
  Onshore United States and Canada
    Exploratory................................      3.0        3.0        9.0        4.0       18.0        12.0
    Development................................     23.0        1.0       32.0        1.0       50.0         3.0
Offshore Kingdom of Thailand
    Exploratory................................      4.0         --       12.0         --       18.0         1.0
    Development................................     42.0         --       12.0         --       16.0          --
                                                   -----       ----      -----       ----      -----       -----
         Total.................................     87.0        4.0       72.0        6.0      118.0        20.0
                                                   =====       ====      =====       ====      =====       =====
Net Wells:
Offshore United States
    Exploratory................................     1.32         --       1.07        .25       1.21         .25
    Development................................     3.37         --        .80         --       4.15        1.05
Onshore United States and Canada
    Exploratory................................     1.63       1.65       5.08       2.19      11.27        7.40
    Development................................    13.89        .80      22.61        .34      30.18        1.41
  Offshore Kingdom of Thailand
    Exploratory................................     1.85         --       5.56         --       8.34         .46
    Development................................    19.46         --       5.56         --       5.11          --
                                                   -----       ----      -----       ----      -----       -----
         Total.................................    41.52       2.45      40.68       2.78      60.26       10.57
                                                   =====       ====      =====       ====      =====       =====

  Average Production (Lifting) Costs

     The following table shows the average production (lifting) costs per unit of production during the periods indicated. For a discussion of the Company's average daily production and the average sales prices received by the Company for such production see "Selected Financial Data -- Production (Sales) Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations; Oil and Gas Revenues."

                                                              1999    1998     1997
                                                              ----    -----    -----
Average Production (lifting) Costs(a):
  Located in the United States and Canada
     Natural Gas, Crude Oil, Condensate and Natural Gas
      Liquids (per Mcfe)....................................  $.69    $ .61    $ .49
  Located in the Kingdom of Thailand
     Natural Gas, Crude Oil and Condensate (per Mcfe)(b)....  $.99    $1.10    $1.12

---------------

(a) Production costs were converted to common units of measure on the basis of relative energy content. Such production costs exclude all depletion and amortization associated with property and equipment.

(b) The major contributing factor to lifting costs are lease operating expenses. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made by a subsidiary of the Company in connection with its bareboat charter of the FPSO and the FSO, which collectively amounted to $17,588,000 net to the Company during 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources; Future Capital Requirements; Other Material Long -- Term Commitments."

  Reserves

     The following table sets forth information as to the Company's net proved and proved developed reserves as of December 31, 1999, 1998 and 1997, and the present value as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves, as estimated by Ryder Scott Petroleum Engineers ("Ryder Scott"), the Company's independent petroleum engineers, in accordance with criteria prescribed by the Commission.

                                                                    AS OF DECEMBER 31,
                                                            ----------------------------------
                                                               1999         1998        1997
                                                            ----------    --------    --------
Total Proved Reserves:
  Oil, condensate, and natural gas liquids (MBbls)
     Located in the United States and Canada..............      42,120      33,699      29,382
     Located in the Kingdom of Thailand...................      36,656      33,811      28,783
                                                            ----------    --------    --------
          Total Company...................................      78,776      67,510      58,165
                                                            ==========    ========    ========
  Natural Gas (MMcf)
     Located in the United States and Canada..............     221,110     271,780     216,720
     Located in the Kingdom of Thailand...................     153,588     168,389     184,768
                                                            ----------    --------    --------
          Total Company...................................     374,698     440,169     401,488
                                                            ==========    ========    ========
  Present value of estimated future net revenues, before
     income taxes (in thousands)(a)
     Located in the United States and Canada..............  $  585,052    $294,629    $406,161
     Located in the Kingdom of Thailand...................     569,594     200,597      56,620
                                                            ----------    --------    --------
          Total Company...................................  $1,154,646    $495,226    $462,781
                                                            ==========    ========    ========
Total Proved Developed Reserves:
  Oil, condensate, and natural gas liquids (MBbls)
     Located in the United States and Canada..............      35,487      29,070      26,168
     Located in the Kingdom of Thailand...................      18,408       4,298       6,982
                                                            ----------    --------    --------
          Total Company...................................      53,895      33,368      33,150
                                                            ==========    ========    ========
  Natural Gas (MMcf)
     Located in the United States and Canada..............     157,216     184,630     179,972
     Located in the Kingdom of Thailand...................      88,041      40,424      59,760
                                                            ----------    --------    --------
          Total Company...................................     245,257     225,054     239,732
                                                            ==========    ========    ========
Present value of estimated future net revenues, before
  income taxes (in thousands)(a)
     Located in the United States and Canada..............  $  472,856    $242,574    $377,530
     Located in the Kingdom of Thailand...................     304,275      28,244      36,692
                                                            ----------    --------    --------
          Total Company...................................  $  777,131    $270,818    $414,222
                                                            ==========    ========    ========

---------------

(a) The Company believes, for the reasons set forth in succeeding paragraphs, that the present value of estimated future net revenues set forth in the Annual Report and calculated in accordance with Commission guidelines are not necessarily indicative of the true present value of the Company's reserves and, due to the fact that essentially all of the Company's domestic natural gas production is currently sold on the spot market, whereas all of the Company's Thai natural gas production is sold pursuant to a long-term gas sales contract, such estimates of future net revenues from the Company's domestic and Thai reserves are, accordingly, not useful for comparative purposes. See the discussion on the following pages for the prices used in making these calculations.

     Natural gas liquids comprised approximately 7% of the Company's total proved liquids reserves and approximately 10% of the Company's proved developed liquids reserves as of December 31, 1999. All hydrocarbon liquid reserves are expressed in standard 42 gallon Bbls. All gas volumes and gas sales are expressed in MMcf at the pressure and temperature bases of the area where the gas reserves are located.

     In computing future revenues from gas reserves attributable to the Company's domestic interests, prices in effect at December 31, 1999 were used, including current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Commission guidelines, the gas prices that were used make no allowances for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For domestic gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. In computing future revenues from liquids attributable to the Company's domestic interests, prices in effect at December 31, 1999 were used and these prices were held constant to depletion of the properties. The future revenues are adjusted to reflect the Company's net revenue interest in these reserves as well as any ad valorem and other severance taxes but do not include, unless otherwise noted, any provisions for corporate income taxes.

     In computing future revenues from the Company's gas reserves attributable to the Company's interests in the Kingdom of Thailand, the current contract price under the Gas Sales Agreement was used, without giving effect to any of the adjustments provided for in the Gas Sales Agreement, due to their indeterminate nature as of December 31, 1999, in accordance with Commission guidelines. In computing future revenues from liquids attributable to the Company's interests in the Kingdom of Thailand, a price was used which the Company believes approximates the price that the Company would have received for its production from the Thailand Concession based upon the world market price for Tapis benchmark crude on December 31, 1999, and this price was held constant until depletion of the Company's reserves in the Kingdom of Thailand. The future revenues are adjusted to reflect the Company's net revenue interest in these reserves and the Company's obligations under the Thailand Concession, including the payment of SRB and applicable production bonuses, but does not include any provisions for U.S. or Thai corporate income or other taxes.

     In accordance with Commission guidelines, the prices used by the Company to calculate the present value of estimated future revenues are determined on a well or field by field basis, as applicable, as described above and were held constant over the productive life of the reserves. The initial weighted average prices used by Ryder Scott were as follows:

                                                               AS OF DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Initial Weighted Average Price (in U.S. dollars):
  Oil, condensate, and natural gas liquids (per Bbl)
     Located in the United States and Canada.............  $25.55    $10.45    $16.60
     Located in the Kingdom of Thailand..................  $25.08    $12.68    $16.00
  Natural Gas (per Mcf)
     Located in the United States and Canada.............  $ 2.14    $ 2.01    $ 2.30
     Located in the Kingdom of Thailand..................  $ 1.99    $ 1.81    $ 1.83

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

     No deduction was made for indirect costs such as general and administrative and overhead expenses, loan repayments, interest expenses and exploration and development prepayments. Accumulated gas production imbalances, if any, have been taken into account.

     Production data used to arrive at the estimates set forth above includes estimated production for the last few months of 1999. The future production rates from reservoirs now on production may be more or less than estimated because of, among other reasons, mechanical breakdowns and changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in the estimates of future production rates.

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

     The Company is periodically required to file estimates of its oil and gas reserve data with various U.S. governmental regulatory authorities and agencies, including the Federal Energy Regulatory Commission ("FERC") and the Federal Trade Commission; with respect to reserves located in Canada, with the Alberta Energy Utilities Board and, with respect to reserves located in Thailand, the Kingdom of Thailand's Department of Mineral Resources and PTT, which the Company considers a quasi-governmental authority. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting reserves to these agencies, in some cases, is not comparable to that furnished by Ryder Scott in accordance with Commission guidelines because of the nature of the various reports required. The major differences generally include differences in the time as of which such estimates are made, differences in the definition of reserves, requirements to report in some instances on a gross, net or total operator basis and requirements to report in terms of smaller geographical units. During 1999, no estimates by the Company of its total proved net oil and gas reserves were filed with or included in reports to any governmental authority or agency other than the Commission; and, with respect to reserves relating to the Company's properties located in Thailand, the Kingdom of Thailand's Department of Mineral Resources and PTT.

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

     The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulations. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

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

     The Company is asked to comment on the costs it incurred during the prior year on capital expenditures for environmental control facilities and the amount it anticipates incurring during the coming year. The Company believes that, in the course of conducting its oil and gas operations, many of the costs attributable to environmental control facilities would have been incurred absent environmental regulations as prudent, safe oilfield practice. During 1999, the Company incurred capital expenditures of approximately $929,000 for environmental control facilities, primarily relating to pit liner and routine site restoration costs, the installation of certain environmental control facilities on two platforms installed in the Gulf of Thailand and at three locations in New Mexico, and the drilling of two salt water disposal wells. The Company budgeted approximately $4,090,000 for expenditures involving environmental control facilities during 2000, including, among other things, environmental control equipment.

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

     The MMS is currently engaged in developing new oil and gas valuation regulations for royalty purposes. The gas rule was published in final form on December 16, 1997. Industry trade associations have challenged portions of the rule in American Petroleum Institute, et al. v. Babbitt, Civil Nos. 98-631, et al. (D.D.C. 1998).

The latest version of the oil valuation rules proposed by the MMS was published on December 30, 1999. A final rule is expected. We are not in a position to predict the outcome of the litigation, but the Company believes that the impact of the final rules that emerge from the court review will not impact the Company to any greater extent than other similarly situated producers.

     Recently, the MMS and various state and municipal authorities have attempted to collect alleged underpayment of royalties from various integrated oil companies in connection with sale transactions between exploration and production affiliates and pipeline affiliates of the same company. The Company has not been named in any of these collection efforts, a fact that the Company believes is primarily due to its never having sold any oil or gas production from one of its affiliates to another. The Company does not believe that it has any material liability for underpayment of royalty in connection with affiliate transactions, including those described above.

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

EMPLOYEES

     As of December 31, 1999, the Company and its subsidiaries had 165 full-time employees, including three in its Bangkok, Thailand office and seven in its Calgary, Canada office. None of the Company's employees are presently represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

     The information appearing in Item 1 of this Annual Report is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various other legal proceedings consisting of routine litigation incidental to its businesses, but believes that any potential liabilities resulting from these proceedings are adequately covered by insurance or are otherwise immaterial at this time. See "Business-Government Regulation; Other Laws and Regulations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

ITEM S-K 401(b). EXECUTIVE OFFICERS OF REGISTRANT.

     Executive officers of the Company are appointed annually to serve for the ensuing year or until their successors have been elected or appointed. The executive officers of the Company, their age as of March 10, 2000 and the year each was elected to his present position are as follows:

EXECUTIVE OFFICER                    EXECUTIVE OFFICE              AGE    YEAR ELECTED
-----------------          ------------------------------------    ---    ------------
Paul G. Van Wagenen......  Chairman of the Board, President and    54         1991
                           Chief Executive Officer
Stuart P. Burbach........  Executive Vice President-Exploration    47         1998
Kenneth R. Good..........  Executive Vice President                62         1998
Jerry A. Cooper..........  Senior Vice President and Western       51         1998
                           Division Manager
R. Phillip Laney.........  Senior Vice President and Manager of    59         1998
                           Worldwide New Ventures
John O. McCoy, Jr. ......  Senior Vice President and Chief         48         1998
                           Administrative Officer
J. D. McGregor...........  Senior Vice President-Sales             55         1998
Barry W. Acomb...........  Vice President and Offshore Division    47         1999
                           Manager
Bruce E. Archinal........  Vice President and Onshore Division     47         1997
                           Manager
David R. Beathard........  Vice President-Engineering              41         1997
Stephen R. Brunner.......  Vice President-Operations               41         1997
Frank Davis III..........  Vice President-Land                     53         1997
Thomas E. Hart...........  Vice President and Chief Accounting     57         1999
                           Officer
Gerald A. Morton.........  Vice President-Law and Corporate        41         1997
                           Secretary
S. Clay Robinson, Jr. ...  Vice President and International        45         1999
                           Division Manager
James P. Ulm, II.........  Vice President and Chief Financial      37         1999
                           Officer

     Prior to assuming their present positions with the Company, the business experience of each executive officer for more than the last five years was as follows: Mr. Van Wagenen, who joined the Company in 1979, served as President and Chief Operating Officer of the Company since 1990; Mr. Burbach served as Vice President and Offshore Division Manager since rejoining the Company in 1991; Mr. Good, who joined the Company in 1977, served as Corporate Senior Vice President of the Company since 1996 and prior thereto served as the Company's Senior Vice President-Land and Budgets since 1991; Mr. Cooper, who joined the Company in 1979, served as Vice President and Western Division Manager for the Company since 1990; Mr. Laney, who joined the Company in 1977, served as Vice President and International Exploration Manager for the Company since 1991; Mr. McCoy, who joined the Company in 1978, served as Vice President and Chief Administrative Officer of the Company since 1989; Mr. McGregor, who joined the Company in 1981, served as Vice President-Sales since 1988; Mr. Acomb served as Offshore Division Exploration Manager since joining the Company in 1994; Mr. Archinal, who joined the Company in 1982, served as the Company's Onshore Division Manager since 1994; Mr. Beathard, who joined the Company in 1982, served as Manager of Petroleum Engineering for the Company since 1991; Mr. Brunner served as Resident Manager of the Company's Thailand operations since 1995, prior to which he was an Operations Manager for the Company since 1994; Mr. Davis, who joined the Company in 1978, served as Land Manager for the Company since 1991; Mr. Hart was Vice President and Controller since 1988 and prior thereto was Controller since joining the Company in 1977; Mr. Morton was Associate General Counsel for the Company since 1993; Mr. Robinson, since joining the Company in 1996, served as International Division Exploration Manager; and

Mr. Ulm served as Treasurer of Newfield Exploration Company from 1995 until joining the Company as its Vice President and Chief Financial Officer in August of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS.

     The following table shows the range of low and high sales prices of the Company's Common Stock (the "Common Stock") on the New York Stock Exchange composite tape where the Common Stock trades under the symbol PPP. The Common Stock is also listed on the Pacific Exchange.

                                                              LOW         HIGH
                                                              ----        ----
1998
1st Quarter.................................................    26 1/2      34
2nd Quarter.................................................    21 1/2      34 11/16
3rd Quarter.................................................    11 5/8      25 7/8
4th Quarter.................................................     9 13/16    17 1/8
1999
1st Quarter.................................................     8 15/16    14 1/2
2nd Quarter.................................................    11 15/16    21 3/8
3rd Quarter.................................................    18 1/8      23 7/16
4th Quarter.................................................    15 5/8      21

     As of March 3, 2000, there were 3,064 holders of record of the Company's Common Stock.

     In each of 1998 and 1999, the Company paid four quarterly dividends of $0.03 per share on its Common Stock. However, the declaration and payment of future dividends will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Pursuant to the Company's revolving credit facility with its banks under which the Company has borrowed funds, and the Indentures relating to the Company's 8 3/4% Senior Subordinated Notes due 2007 (the "2007 Notes") and
10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes"), the Company may not, subject to certain exceptions, pay any dividends on its capital stock or make any other distributions on shares of its capital stock (other than dividends or distributions payable solely in shares of such capital stock) or apply any funds, property or assets to the purchase, redemption, sinking fund or other retirement of its capital stock, if the aggregate amount of all such dividends, purchases, and redemptions would exceed an amount determined based on the consolidated income of the Company and its consolidated subsidiaries plus the proceeds of the issuance of capital stock from and after a specified date set forth in each respective agreement or, in the case of the revolving credit facility, if the net worth of the Company is negative. As of December 31, 1999, $16,516,000 was available for dividends under this limitation in the Indenture relating to the 2009 Notes, the agreement currently having the most restrictive covenants. In addition, the 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities, Series A (the "Trust Preferred Securities") issued by the Company's subsidiary, Pogo Trust I, prohibit the Company from paying dividends on the Company's Common Stock if dividends have not been paid on the Trust Preferred Securities.

ITEM 6. SELECTED FINANCIAL DATA.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------
                                              1999          1998          1997          1996          1995
                                           ----------    ----------    ----------    ----------    ----------
                                             (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AND PRODUCTION DATA)
FINANCIAL DATA
Revenues:
  Crude oil and condensate...............   $109,803      $ 74,703      $112,603      $ 96,908      $ 76,557
  Natural gas............................    111,152       116,148       158,500        94,589        72,032
  Natural gas liquids....................      9,544         9,303        13,748        11,867         8,097
                                            --------      --------      --------      --------      --------
  Oil and gas revenues...................    230,499       200,154       284,851       203,364       156,686
  Pipeline sales and other...............      7,159         2,741           349           778           773
  Gains (losses) on sales................     37,458           (92)        1,100          (165)          100
                                            --------      --------      --------      --------      --------
         Total...........................   $275,116      $202,803      $286,300      $203,977      $157,559
                                            ========      ========      ========      ========      ========
Income (loss) before extraordinary
  item...................................   $ 22,134      $(43,098)     $ 37,116      $ 33,581      $  9,230
Extraordinary losses.....................         --            --            --          (821)           --
                                            --------      --------      --------      --------      --------
Net income (loss)........................   $ 22,134      $(43,098)     $ 37,116      $ 32,760      $  9,230
                                            ========      ========      ========      ========      ========
Per share data:
  Income (loss) before extraordinary
    item --
    Basic................................   $   0.55      $  (1.14)     $   1.11      $   1.01      $   0.28
    Diluted..............................   $   0.55      $  (1.14)     $   1.06      $   0.97      $   0.28
  Cash dividends on Common Stock.........   $   0.12      $   0.12      $   0.12      $   0.12      $   0.12
  Price range of Common Stock:
    High.................................   $  23.44      $  34.69      $  49.88      $  48.38      $  29.00
    Low..................................   $   8.94      $   9.81      $  27.00      $  24.38      $  16.00
Weighted average number of common shares
  outstanding............................     40,178        37,902        33,421        33,203        32,893
Long-term debt...........................   $375,000      $434,947      $348,179      $246,230      $163,249
Trust Preferred Securities, net..........   $144,751            --            --            --            --
Shareholders' equity.....................   $268,512      $249,660      $146,106      $107,282      $ 71,708
Total assets.............................   $948,193      $862,396      $676,617      $479,242      $338,177
PRODUCTION (SALES) DATA
Net daily average and weighted average
  price:
  Natural gas (Mcf per day)..............    141,600       159,000       181,700       107,700       121,000
    Price (per Mcf)......................   $   2.15      $   2.00      $   2.39      $   2.40      $   1.63
  Crude oil-condensate (Bbl per day).....     16,036        15,775        15,927        11,968        11,786
    Price (per Bbl)......................   $  18.76      $  12.97      $  19.37      $  22.12      $  17.80
  Natural gas liquids (Bbl per day)......      2,077         2,422         2,923         2,173         1,998
    Price (per Bbl)......................   $  12.59      $  10.52      $  12.89      $  14.92      $  11.10
CAPITAL EXPENDITURES
Oil and gas:
  Domestic Offshore --
    Exploration..........................   $ 12,600      $ 20,200      $ 18,700      $ 16,800      $ 13,300
    Development..........................     43,200        42,500        59,800        73,900        17,800
    Purchase of reserves.................         --         5,000           900             -            --
  Onshore North America --
    Exploration..........................      9,800        16,500        18,100        10,400         8,800
    Development..........................     19,800        28,100        38,400        27,800        22,400
    Purchase of reserves.................     19,500       133,100         1,700            --         7,900
  Kingdom of Thailand --
    Exploration..........................      3,500        11,600        21,700         8,500         5,500
    Development..........................    106,300        95,500        62,500        54,700        24,400
    Purchase of reserves.................         --            --        29,300            --         4,200
                                            --------      --------      --------      --------      --------
  Total oil and gas......................    214,700       352,500       251,100       192,100       104,300
Other....................................      2,200         6,300         4,000         1,600           500
                                            --------      --------      --------      --------      --------
         Total...........................   $216,900      $358,800      $255,100      $193,700      $104,800
                                            ========      ========      ========      ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On August 17, 1998, a wholly owned subsidiary of the Company merged with and into Arch in a stock-for-stock tax-free merger accounted for as a purchase. In connection with the merger, the Company paid off $51,749,000 of Arch's existing bank debt and production payment obligations. The Company also exchanged $5,000,000 of Arch's existing convertible subordinated notes, 727,273 shares of Arch preferred stock (having a liquidation preference of $20,000,000) and 17,321,804 shares of Arch common stock for approximately 2,500,000 shares of Common Stock.

RESULTS OF OPERATIONS

  Net Income (Loss)

     The Company reported net income for 1999 of $22,134,000 or $0.55 per share, compared to a net loss for 1998 of $43,098,000 or $1.14 per share (on both a basic and a diluted basis) and net income for 1997 of $37,116,000 or $1.11 per share ($40,198,000 or $1.06 per share on a diluted basis). Among other items affecting the net income for 1999 were $37,458,000 in net gains related to the sale by the Company of certain properties during the first quarter of the year as part of its asset maximization plan. Net income for 1998 was affected by non-recurring expenses totaling approximately $2,285,000 ($1,485,000 or $0.04 per share on an after-tax basis) related to the Company's acquisition of Arch and impairments to its oil and gas properties of $30,813,000, primarily resulting from poor reservoir performance and persistent low oil and gas prices.

     Earnings per common share are based on the weighted average number of common shares outstanding for 1999 of 40,178,000 (40,390,000 on a diluted basis), compared to 37,902,000 (on both a basic and a diluted basis) for 1998 and 33,421,000 (38,064,000 on a diluted basis) for 1997. The increase in the weighted average number of common shares outstanding for 1999, compared to 1998 and 1997, resulted primarily from the issuance of 3,882,023 shares of its common stock upon the conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2004 (the "2004 Notes") prior to their being redeemed on March 16, 1998, the issuance as of August 17, 1998 of approximately 2,500,000 shares of common stock to former holders of Arch capital stock and convertible debt securities in connection with the Company's acquisition of Arch and, to a lesser extent, the issuance of common stock upon the exercise of stock options pursuant to the Company's stock option plans. The earnings per share computation on a diluted basis in 1998 is identical to the basic earnings per share computation because there were no securities of the Company that were dilutive during the period. The earnings per share computation on a diluted basis in 1997 primarily reflects additional shares of common stock issuable upon the assumed conversion of the 2004 Notes and the elimination of related interest requirements, as adjusted for applicable federal income taxes and, to a lesser extent, the assumed exercise of options to purchase common shares. In addition, the number of common shares outstanding in the diluted computation is adjusted, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, to include dilutive shares that are assumed to have been issued by the Company in connection with options exercised during the year, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. SFAS No. 128 was adopted by the Company in 1997, resulting in a restatement of the earnings per share calculations for 1997 and all preceding years.

  Total Revenues

     The Company's total revenues for 1999 were $275,116,000, an increase of approximately 36% from total revenues of $202,803,000 for 1998, and a decline of approximately 4% of total revenues of $286,300,000 for 1997. The increase in the Company's total revenues for 1999, compared to 1998, resulted primarily from the gains on sales of properties discussed earlier, increases in oil and gas revenues and an increase in pipeline sales, principally related to the Saginaw pipeline, which was acquired as part of the Arch acquisition in the third quarter of 1998. The decrease in the Company's total revenues for 1999, compared to 1997, resulted primarily from a decrease in oil and gas revenues, that was only partially offset by the revenues generated by the Company's pipeline sales.

  Oil and Gas Revenues

     The Company's oil and gas revenues for 1999 were $230,499,000, a increase of approximately 15% from oil and gas revenues of $200,154,000 for 1998, and a decrease of approximately 19% from oil and gas revenues of $284,851,000 for 1997. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 1999 and the previous two years:

                                                                1999 COMPARED TO
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Increase (decrease) in oil and gas revenues resulting from
  variances in:
  Natural gas --
    Price...................................................  $  8,706    $(15,853)
    Production..............................................   (13,702)    (31,495)
                                                              --------    --------
                                                              $ (4,996)   $(47,348)
                                                              --------    --------
  Crude oil and condensate-
    Price...................................................  $ 33,310    $ (3,546)
    Production..............................................     1,790         746
                                                              --------    --------
                                                              $ 35,100    $ (2,800)
                                                              --------    --------
  Natural Gas Liquids.......................................  $    241    $ (4,204)
                                                              --------    --------
    Increase (decrease) in oil and gas revenues.............  $ 30,345    $(54,352)
                                                              ========    ========

     The increase in the Company's oil and gas revenues in 1999, compared to 1998, is related to increases in the average price that the Company received for its natural gas and oil, condensate and NGL ("liquid hydrocarbons") production volumes and, to a lesser extent, increases in crude oil and condensate production, that was partially offset by declines in natural gas and NGL production volumes. The decrease in the Company's oil and gas revenues in 1999, compared to 1997, is related to declines in the natural gas and NGL production volumes and, to a lesser extent the average price that the Company received for its natural gas and liquid hydrocarbon production volumes, that more than offset increases in crude oil and condensate production volumes.

                                                                         % CHANGE               % CHANGE
                                                                           1999                   1999
                                                                            TO                     TO
                                                    1999       1998        1998       1997        1997
                                                   -------    -------    --------    -------    --------
Comparison of Increases (Decreases) in:
NATURAL GAS --
  Average prices
    North America................................  $  2.31    $  2.09       11%      $  2.50       (8)%
    Kingdom of Thailand (ThaiBaht)(a)............       61         70      (13)%          60        2%
      Company-wide average price.................  $  2.15    $  2.00        8%      $  2.39      (10)%
  Average daily production volumes (MMcf per day)
    North America................................    102.6      122.2      (16)%       147.2      (30)%
    Kingdom of Thailand (a)......................     39.0       36.8        6%         34.5       13%
                                                   -------    -------                -------
      Company-wide average daily production......    141.6      159.0      (11)%       181.7      (22)%
                                                   =======    =======                =======
CRUDE OIL AND CONDENSATE --
  Average prices
    North America................................  $ 17.43    $ 12.94       35%      $ 19.49      (11)%
    Kingdom of Thailand(a).......................  $ 23.49    $ 13.17       78%      $ 18.60       26%
      Company-wide average price.................  $ 18.76    $ 12.97       45%      $ 19.37       (3)%
  Average daily production volumes (Bbls per day)
    North America................................   12,517     13,214       (5)%      13,711       (9)%
    Kingdom of Thailand (a)......................    3,519      2,561       37%        2,216       59%
                                                   -------    -------                -------
      Company-wide average daily production......   16,036     15,775        2%       15,927        1%
                                                   =======    =======                =======
TOTAL LIQUID HYDROCARBONS --
  Company-wide average daily production (Bbls per
    day).........................................   18,112     18,197       --        18,851       (4)%
                                                   =======    =======                =======

---------------

(a) Production from the Tantawan Field commenced in February 1997, with a start-up phase which extended through March 15, 1997. Production from the Benchamas Field commenced in July 1999. Prices received for its gas production during the start-up phase of the Tantawan Field and during the period from October 1998 through August 1999 when the Company did not meet the contractual DCQ were negatively affected by the contractual provisions of the Gas Sales Agreement. See "Business and Properties -- International Operations; Contractual Terms Governing the Thailand Concession and Related Production."

  Natural Gas

     Thailand Prices. The price that the Company receives under the Gas Sales Agreement for its natural gas production from the Thailand Concession normally adjusts on a semi-annual basis. However, the Gas Sales Agreement provides for adjustment on a more frequent basis in the event that certain indices and factors on which the price is based fluctuate outside a given range. In addition, prices received by the Company for its natural gas production during the period from October 1, 1998 through August 1999 were adversely affected by certain penalty provisions in the Gas Sales Agreement. See
"Business -- International Operations; Contractual Terms Governing the Thailand Concession and Related Production." Due to the volatility of the Thai Baht and the economic difficulties that prevailed in the Kingdom of Thailand and throughout Southeast Asia during 1997 and parts of 1998, the price that the Company received under the Gas Sales Agreement adjusted several times during 1998, and almost monthly in the latter half of 1997. The Company cannot predict what the Baht to dollar exchange rate may be in the future. Although it has been relatively stable throughout much of 1999, the exchange rate could again become volatile in the future. See "-- Foreign Currency Transaction Gain (Loss)," and "-- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues."

     Production. The decrease in the Company's natural gas production during 1999, compared to 1998, was related in large measure to the sale of the Lopeno Field and other lesser properties in the first quarter of 1999, decreased production from the Company's East Cameron Block 334 "E" platform and natural production declines from other Company properties, which were partially offset by increased production from the Company's Thailand Concession resulting from a successful infill drilling program in the Tantawan Field and commencement of production from the Benchamas Field and production from the Company's Garden Banks Block 367 project. The decrease in the Company's natural gas production during 1999, compared to 1997, was related in large measure to decreased production from the Company's East Cameron Block 334 "E" platform, the sale of the Lopeno Field and other lesser properties in the first quarter of 1999, and natural production declines from other Company properties, which were partially offset by production from properties that the Company acquired in its acquisition of Arch, increased production from the Company's Thailand Concession and production from the Company's Garden Banks Block 367 project. Commencing on October 1, 1998 and continuing through August 1999, the Company and its joint venture partners in the Thailand Concession delivered less natural gas than was nominated by PTT under the Gas Sales Agreement. This resulted in the Company receiving only 75% of the then current contract price on a portion of its natural gas sales to PTT. These penalties are reflected in the average price that the Company received for its natural gas production described elsewhere in this Annual Report.

  Crude Oil and Condensate

     Thailand Prices. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored on the FPSO until an economic quantity was accumulated for offloading and sale. The first such sale of crude oil and condensate from the Tantawan Field occurred in July 1997. Commencing in July 1999 when production began from the Benchamas Field, crude oil and condensate from that field has been stored on the FSO and sold as economic quantities were accumulated. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, typically as a differential to Malaysian TAPIS crude and are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

     Production. The increase in the Company's crude oil and condensate production during 1999, compared to 1998 and 1997, resulted primarily from increased production from the Company's Thailand Concession due to commencement of production from the Benchamas Field, and increased production from the Company's Western Division properties (including those acquired in its acquisition of Arch), which was partially offset by a decline in production from certain of the Company's other domestic properties, principally in the offshore Gulf of Mexico.

     NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products that are extracted from natural gas production. The increase in NGL revenues for 1999, compared with 1998, primarily related to an increase in the average price that the Company received for its NGL, that was only partially offset by a decrease in the Company's NGL production volumes. The decrease in NGL revenues in 1999, compared with 1997, primarily related to a decrease in the Company's NGL production and, to a much lesser extent, a decline in the price that the Company received for its NGL production.

Costs and Expenses

                                                                  % CHANGE                      % CHANGE
                                      1999           1998       1999 TO 1998       1997       1999 TO 1997
                                  ------------   ------------   ------------   ------------   ------------
Comparison of Increases
  (Decreases) in:
  LEASE OPERATING EXPENSES
     North America..............  $ 48,121,000   $ 48,158,000        --        $ 43,934,000        10%
                                  ------------   ------------                  ------------
     Kingdom of Thailand(a).....    21,815,000     20,913,000         4%         19,567,000        11%
                                  ============   ============                  ============
          Total Lease Operating
            Expenses............  $ 69,936,000   $ 69,071,000         1%       $ 63,501,000        10%
  PIPELINE OPERATING AND NATURAL
     GAS PURCHASES..............  $  6,481,000   $  2,142,000       203%                 --       N/A
  GENERAL AND ADMINISTRATIVE
     EXPENSES...................  $ 29,865,000   $ 26,356,000        13%       $ 21,412,000        39%
  EXPLORATION EXPENSES..........  $  5,982,000   $  9,802,000       (39)%      $ 10,530,000       (43)%
  DRY HOLE AND IMPAIRMENT
     EXPENSES...................  $  4,594,000   $ 41,736,000       (89)%      $  9,631,000       (52)%
  DEPRECIATION, DEPLETION AND
     AMORTIZATION (DD&A)
     EXPENSES...................  $104,266,000   $110,916,000        (6)%      $103,157,000         1%
     DD&A rate..................  $       1.12   $       1.12        --        $       0.95        18%
     Mcfe produced..............    91,351,000     97,894,000        (7)%       107,605,000       (15)%
  INTEREST--
     Charges....................  $ 35,874,000   $ 24,682,000        45%       $ 21,886,000        64%
     Capitalized Interest
       Expense..................  $ 17,733,000   $  9,381,000        89%       $  6,175,000       187%
  MINORITY INTEREST -- Dividends
     and costs associated with
     preferred securities of a
     subsidiary trust...........  $  5,914,000             --       N/A                  --       N/A
  FOREIGN CURRENCY TRANSACTION
     GAINS (LOSS)...............  $    572,000   $    953,000       (40)%      $ (7,604,000)      N/A
  INCOME TAX BENEFIT
     (EXPENSE)..................  $ (9,583,000)  $ 27,751,000       N/A        $(18,091,000)      (47)%

---------------

(a) Production from the Tantawan Field commenced in February 1997, with a start-up phase which extended through March 15, 1997. No lease operating expenses were incurred in Thailand prior to commencement of production.

  Lease Operating Expenses.

     The increase in North American lease operating expenses for 1999, compared to 1998, were affected by operating expenses related to the Pogo onshore pipeline system and other Arch properties for which no corresponding expenses were recorded during 1998. In addition, lease operating expenses for 1998 were reduced by $1,793,000 in refunds in connection with the Company's audit of a joint venture partner and settlement of a dispute with a vendor. The increase in lease operating expenses in the Kingdom of Thailand for 1999, compared to 1997, was primarily related to the fact that prior to the commencement of production in the Tantawan Field on February 1, 1997, no lease operating expenses were incurred by the Company in Thailand. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relate to lease payments made in connection with the bareboat charter of the FPSO for the Tantawan Field and the FSO for the Benchamas Field. Collectively, these lease payments accounted for $13,619,000, $11,122,000 and $10,200,000 (net to the Company's
interest) of the Company's Thailand lease operating expenses for 1999, 1998 and 1997, respectively. See "-- Liquidity and Capital Resources; Capital Requirements; Other Material Long-Term Commitments."

  Pipeline Operating and Natural Gas Purchases

     The Company acquired primarily all of its pipeline interests as part of its acquisition of Arch on August 17, 1998. The Company purchases natural gas for transportation through the Pogo Onshore Pipeline, which runs from Wichita Falls, Texas to just outside of Fort Worth, Texas. This gas is then resold under firm contracts to its customers. The expense of purchasing the natural gas is reported on the Company's income statement under pipeline operating and natural gas purchases. Revenue from the sale of the natural gas is reported as revenue under pipeline sales and other. Prior to the acquisition of the Pogo Onshore Pipeline interests, the Company did not separately report its pipeline operating expenses or revenues, nor did it purchase any natural gas for resale to customers of its pipelines. The increase in pipeline operating expenses and natural gas purchase costs for 1999, compared to 1998, was primarily related to the fact that expenses for the pipeline were recorded for all of 1999, whereas expenses for 1998 did not commence until the pipeline was acquired as part of the Arch acquisition on August 17, 1998.

  General and Administrative Expenses

     The increase in general and administrative expenses for 1999, compared with 1998, was related to increased expenses associated with the Company's Thailand operations due to commencement of production from the Benchamas Field, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments. The increase in general and administrative expenses for 1999, compared with 1997, was related to increased expenses associated with the Company's Thailand operations due to commencement of production from the Benchamas Field, a number of non-recurring expenses arising in connection with the Company's acquisition of Arch totaling approximately $2,285,000, that included severance payments to former officers and employees of Arch, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

  Exploration Expenses

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and geological and geophysical costs which are expensed as incurred. The decrease in exploration expenses for 1999, compared to 1998, resulted primarily from decreased geophysical activity by the Company in most of its operational areas except Thailand, where the Company participated in a significant 3-D survey of the remainder of the Thailand Concession and a reprocessing of all of the seismic data covering the Thailand Concession during 1999, and a decrease in delay rental payments. The decrease in exploration expenses for 1999, compared to 1997, resulted primarily from decreased geophysical activity by the Company in all of its operational areas except Canada, which the Company added as a result of the Arch acquisition in 1998, and a decrease in delay rental payments.

  Dry Hole and Impairment Expenses

     Dry hole and impairment expenses relate to costs of unsuccessful wells drilled, along with impairments resulting from the application of SFAS No. 121 due to decreases in expected reserves from producing wells. The decrease in dry hole and impairment expenses for 1999, compared with 1998, was principally related to expenses charged in 1998 for the dry hole cost of the Company's Mustang Island Block A-51 well, and impairment expenses related to a decline in reserves at the Company's East Cameron Block 334/335 Field and its Keystone Field located in Winkler County, Texas (which the Company sold at year-end 1998) and disappointing reservoir performance at the Company's South Pass Block 78 Field, for which no expenses of comparable magnitude were recorded in 1999.

  Depreciation, Depletion and Amortization Expenses

     The Company accounts for its oil and gas activities using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties are reviewed whenever events or changes in circumstances indicate that the value of such property on the Company's books may not be recoverable. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. As a result of poor reservoir performance and persistent low oil and gas prices, the Company performed such a review in 1998 and expensed $30,813,000 related to its domestic oil and gas properties, which is included in the Consolidated Statements of Income as dry hole and impairment expense. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred.

     The provision for DD&A expense is based on the capitalized costs, as determined in the preceding paragraph, plus future costs to abandon offshore wells and platforms, and is determined on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its oil and gas activities onshore in the United States and Canada. The decrease in the Company's DD&A expenses for 1999, compared to 1998, resulted primarily from a decrease in the Company's natural gas and liquid hydrocarbon production, that was only partially offset by a slight increase in the Company's composite DD&A rate. The increase in the Company's DD&A expenses for 1999, compared to 1997, resulted primarily from an increase in the Company's composite rate, that was not entirely offset by a decline in the Company's natural gas and liquid hydrocarbon production.

     The increase in the composite DD&A rate for all of the Company's producing fields for 1999, compared to 1997, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate. Management currently anticipates that this trend, as it relates to currently producing properties, will continue for the foreseeable future, resulting in generally increasing DD&A rates for the Company's existing producing properties.

  Interest

     Interest Charges. The increase in the Company's interest charges for 1999, compared to 1998 and 1997, resulted primarily from an increase in the average interest rates on the debt outstanding (resulting primarily from the issuance of the 2009 Notes on January 15, 1999, which bear interest at a 10 3/8% annual interest rate) and, to a lesser extent, an increase in the average amount of the Company's outstanding debt and increased debt issuance expense being amortized.

     Capitalized Interest. The increase in capitalized interest for 1999, compared to 1998 and 1997, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during 1999 ($217,183,000), compared to 1998 ($137,956,000) and 1997 ($96,530,000), and from an increase in the computed rate that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. With the completion of the Benchamas Field and the Garden Banks Block 367 project in the Gulf of Mexico in third quarter of 1999, management currently expects that capitalized interest expense should decrease significantly in the next several quarters.

  Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

     Pogo Trust I, a subsidiary business trust, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. The amounts recorded for 1999 under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

  Foreign Currency Transaction Gains (Loss)

     The foreign currency transaction gain and loss each resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary's financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. This led to a precipitous decline in the value of the Baht against the U.S. dollar, resulting in the foreign currency transaction loss recorded by the Company in 1997. During both 1998 and 1999, the value of the Thai Baht generally strengthened against the U.S. dollar resulting in the gains recorded for each year. The Company cannot predict what the Thai Baht to U. S. dollar exchange rate may be in the future. Although it has been relatively stable throughout much of 1999, the exchange rate could become more volatile again in the future. See "-- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues" and "Business -- International Operations; Contractual Terms Governing the Thailand Concession." As of March 3, 2000, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

  Income Tax Benefit (Expense)

     The Company's income tax expense for 1999 and 1997 resulted primarily from pre-tax income from the Company's North American operations, that was only partially offset by tax benefits of accrued foreign losses from the Company's operations in the Kingdom of Thailand. The Company's income tax benefit for 1998 resulted primarily from a pre-tax loss resulting from substantially lower revenues in the United States and the tax benefit of accrued foreign losses from the Company's operations in the Kingdom of Thailand. The Company's income tax expense for 1999 was also affected by a pre-tax gain on the sale of the Lopeno Field and was partially reduced by dividends and costs associated with the Trust Preferred Securities, for which no corresponding expenses were incurred in 1998 or 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     The Company's Consolidated Statement of Cash Flows for 1999 reflects net cash provided by operating activities of $68,757,000. In addition to net cash provided by operating activities, the Company received net proceeds of $81,944,000 from the sale of certain non-strategic properties and tubular stock (including the Lopeno Field and other properties) and $1,115,000 from the exercise of stock options. In addition, on January 15, 1999, the Company consummated the offering of $150,000,000 of its 2009 Notes and on June 2, 1999, it received $150,000,000 in proceeds from the issuance of the Trust Preferred Securities.

     During 1999, the Company repaid a net $209,947,000 under its senior credit facility and other senior debt agreements, invested $202,281,000 of such cash flow in capital projects, spent $19,042,000 to purchase proved reserves, paid $12,347,000 in debt issuance expenses, paid $4,825,000 ($0.03 per share for each quarter of 1999) in cash dividends to holders of the Company's common stock and paid $4,999,999 in cash dividends to holders of its Trust Preferred Securities. As of December 31, 1999, the Company's cash and cash investments were $6,267,000, its long-term debt stood at $375,000,000 and it had $150,000,000 in
Trust Preferred Securities outstanding.

  Future Capital Requirements

     The Company's capital and exploration budget for 2000, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $200,000,000. The Company currently anticipates that its available cash and cash investments, cash provided by operating activities and funds available under its revolving credit facility and uncommitted credit lines, will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2000, and future dividend payments at current levels. The declaration of future dividends on the Company's common stock will depend upon, among other things, the

Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

  Other Material Long-Term Commitments

     As of February 9, 1996, Tantawan Services, L.L.C. ("TS"), a company that is currently a wholly-owned subsidiary of the Company, entered into a Bareboat Charter Agreement (the "Charter") with Tantawan Production B.V. for the charter of the FPSO for use in the Tantawan Field. See "Business -- International Operations." Effective May 1, 1999, TS assigned the charter to Thaipo and its joint venture partners (the "Charterers"). The term of the Charter is for a period ending July 31, 2008, subject to extension. In addition, Thaipo and its joint venture partners have a purchase option on the FPSO throughout the term of the Charter. SBM Marine Services Thailand Ltd., has been contracted to operate the FPSO on a reimbursable basis throughout the initial term of the Charter. Performance of both the Charter and the agreement to operate the FPSO are non-recourse to the Company. Liability on the Charter is full recourse as to each joint venturer, as to performance but the payment obligations are several, meaning that each joint venturer's payment obligations under the Charter are still limited to its percentage interest in the Tantawan Field. The Charter currently provides for a charter hire commitment of $24,000,000 per year ($11,122,000 net to Thaipo) for the first ten years and a decreasing amount thereafter.

     As of August 24, 1998, the Charterers entered into a Bareboat Charter Agreement (the "BCA") with Watertight Shipping B.V. for the charter of the FSO. See "Business -- International Operations." The term of the BCA is for a period of ten years commencing on May 15, 1999. In addition, the Charterers have a purchase option on the FSO throughout the term of the BCA. The Charterers have also contracted with another company, Tanker Pacific (Thailand) Co. Ltd, to operate the FSO on a fixed fee basis throughout the initial term of the BCA. Performance of both the BCA and the agreement to operate the FSO are non-recourse to the Company. However the obligations of each joint venturer are full recourse to each joint venturer, but the payment obligations under the BCA are several, meaning that each joint venturer's payment obligations are limited to its percentage interest in the Thailand Concession. The BCA currently provides for a charter hire commitment of $8,515,000 per year ($3,946,000 net to Thaipo).

  Capital Structure

     Credit Facility and Uncommitted Credit Line. The Company has entered into a reserve-based credit facility (the "Credit Facility"), which was amended most recently on November 17, 1999. The Credit Facility provides for a $250,000,000 revolving credit facility until July 1, 2002, after which the balance will be due in eight quarterly term loan installments, commencing October 31, 2002. The amount that may be borrowed may not exceed a borrowing base which is determined semi-annually and is calculated based upon substantially all of the Company's proved oil and gas properties. As of March 3, 2000, the Company's borrowing base was set at $160,000,000. The Credit Facility is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness (including a total indebtedness limit of $525,000,000), creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Facility bear interest, at the Company's option, at a base (prime) rate plus a variable margin (currently none) or LIBOR plus a variable margin (currently 1.25%). The margin varies as a function of the percentage of the borrowing base being utilized. A commitment fee on the unborrowed amount that is currently available under the Credit Facility is also charged based upon the percentage of the borrowing base that is being utilized. As of March 3, 2000, there was $11,000,000 outstanding under the Credit Facility.

     As of March 3, 2000, the Company also has available an uncommitted money market line of credit with a commercial bank. The line of credit is on an as available or as offered basis. Loans made under the line of credit are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under its Credit Facility. Under its Credit Facility, the Company is currently limited to incurring a maximum of $20,000,000 of additional senior debt, which would include debt incurred under the line of credit and under the banker's acceptances discussed below. Further, the 2007 Notes and the 2009 Notes also restrict the incurrence of additional senior indebtedness. See "; 2007 Notes" and "; 2009 Notes." The letter agreement permits either party to terminate it at any time. As of March 3, 2000, there was $10,000,000 outstanding under the line of credit at an interest rate of 6.65%.

     Banker's Acceptances. The Company has entered into a Master Banker's Acceptance Agreement under which one of the Company's lenders has offered to accept up to $20,000,000 in bank drafts from the Company. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Facility. The Credit Facility limits senior debt, including amounts incurred under this agreement and debt incurred under the line of credit discussed previously, to a maximum of $20,000,000. Further, the 2007 Notes and the 2009 Notes offered also restrict the incurrence of additional senior indebtedness. See "; 2007 Notes" and "; 2009 Notes." The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice. As of December 31, 1999, no amounts were outstanding under this agreement.

     2009 Notes. On January 15, 1999, the Company issued $150,000,000 principal amount of 2009 Notes. The 2009 Notes bear interest at a rate of 10 3/8%, payable semi-annually in arrears on February 15 and August 15 of each year. The 2009 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Facility, its unsecured credit line and its banker's acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to the Company's subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.

     2007 Notes. On May 22, 1997, the Company issued $100,000,000 principal amount of 2007 Notes. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year. The 2007 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, are equal in right of payment to the 2009 Notes, but are senior in right of payment to the Company's subordinated indebtedness. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. The indenture governing the 2007 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2009 Notes described previously.

     2006 Notes. The outstanding principal amount of 2006 Notes was $115,000,000 as of December 31, 1999. The 2006 Notes are convertible into Common Stock at $42.185 per share, subject to adjustment upon the occurrence of certain events. The 2006 Notes bear interest at a rate of 5 1/2% and are currently redeemable at the option of the Company, in whole or in part, at any time, at a redemption price of 103.85% of their principal. The redemption premium will decline over the next several years.

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

     Trust Preferred Securities. Pogo Trust I, a business trust in which the Company owns all of the issued common securities (the "Trust"), issued 3,000,000 Trust Preferred Securities having a liquidation preference of $50 per Trust Preferred Security, on June 2, 1999. The proceeds from the issuance of the Trust Preferred Securities were used to purchase $150,000,000 of the Company's 6 1/2% Junior Subordinated Convertible Debentures, due 2029 (the "Debentures"). The Debentures are the sole asset of the Trust. The financial terms of the Debentures are generally the same as those of the Trust Preferred Securities. The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6 1/2% per annum on the stated liquidation amount of $50 per Trust Preferred Security on March 1, June 1, September 1, and December 1 of each year to securities holders of record on the business day immediately preceding the distribution payment date. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities to the extent that there are funds available in the Trust. The Company currently believes that, taken as a whole, the Company's guarantee of the Trust's obligations under the Preferred Securities constitutes a full and unconditional guarantee by the Company of the Trust's performance obligations. The Company may cause the Trust to defer the payment of distributions for successive periods up to 20 consecutive quarterly periods unless an event of default on the Debentures has occurred and is continuing. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay distributions on its common stock or debt securities that rank equal or junior to the Debentures.

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

     Southeast Asia Economic Issues. A substantial portion of the Company's oil and gas operations are conducted in Southeast Asia, and a substantial portion of its natural gas and liquid hydrocarbon production is sold there. Southeast Asia in general, and the Kingdom of Thailand in particular, experienced severe economic difficulties in 1997 and 1998 which were characterized by sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. The government of the Kingdom of Thailand and other governments in the region are currently acting to address these issues. However, the economic difficulties currently being experienced in Thailand, together with the volatility of the Thai Baht against the U.S. dollar, will continue to have a material impact on the Company's operations in the Kingdom of Thailand, together with the prices that the company receives for its oil and natural gas production there. See "-- Results of Operations; Oil and Gas Revenues" and "-- Results of Operations; Foreign Currency Transaction Gain
(Loss)."

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

     The Company's crude oil and condensate production from the Thailand Concession is currently sold on a tanker load by tanker load basis. Prices that the Company receives for such production are based on world benchmark prices, which are denominated in U.S. dollars, and are typically paid in U.S. dollars. See "Business -- International Operations; Contractual Terms Governing the Thailand Concession and Related Production" and "Business-Miscellaneous; Sales."

     Year 2000 Readiness Disclosure. Many computer software systems, as well as certain hardware and equipment using date-sensitive data, were structured to use a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. The Company addressed this issue through a process that entailed evaluation of the Company's critical software and, to the extent possible, its hardware and equipment to identify and assess Year 2000 issues. It then remediated, replaced or established alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

     The Year 2000 problem has caused no material disruption to the Company's facilities or operations, and resulted in no material costs. However, Year 2000-related problems may yet occur due to hidden defects in the Company's or other third parties' computer hardware or software. The Company currently anticipates that the Year 2000 problem will not create material disruptions to its facilities, equipment or operations, and will not create material costs, however, there can be no assurance that this will in fact be the case.

     The disclosure set forth in this section is provided pursuant to the Securities Act Release No. 33-7558. As such, it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements." This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

COMMODITY PRICE RISK

     The Company produces, purchases and sells natural gas, crude oil, condensate and NGLs. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. In the past, the Company has made limited use of a variety of derivative financial instruments only for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. See "Business -- Competition and Market Conditions."

INTEREST RATE RISK

     From time to time, the Company has entered into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of March 10, 2000, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1999:

                                                                                                      FAIR
                            2000    2001     2002      2003      2004     THEREAFTER     TOTAL       VALUE
                            ----    ----    ------    ------    ------    ----------    --------    --------
Liabilities -- Long-Term
  Debt:
  Variable Rate...........  $  0    $  0    $1,500    $5,500    $3,000     $      0     $ 10,000    $ 10,000
  Average Interest Rate...   7.3%    7.3%      6.8%      6.8%      6.8%          --          7.3%         --
    Fixed Rate............  $  0    $  0    $    0    $    0    $    0     $365,000     $365,000    $346,631
  Average Interest Rate...    --      --        --        --        --          8.4%         8.4%         --

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company conducts business in Thai Baht and the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. The Company conducts a substantial portion of its oil and gas production and sales in Southeast Asia. Southeast Asia in general, and the Kingdom of Thailand in particular, have experienced severe economic difficulties, including sharply reduced economic activity, illiquidity, highly volatile foreign currency exchange rates and unstable stock markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations; Foreign Currency Transaction Gain (Loss") and " -- Liquidity and Capital Resources; Other Matters; Southeast Asia Economic Issues." However, the economic difficulties in Thailand and the volatility of the Thai Baht against the U.S. dollar will continue to have a material impact on the Company's Thailand operations and prices that the Company receives for its oil and gas production there. Although the Company's sales to PTT under the Gas Sales Agreement are denominated in Baht, because predominantly all of the Company's crude oil sales and its capital and most other expenditures in the Kingdom of Thailand are denominated in U.S. dollars, the U.S. dollar is the functional currency for the Company's operations in the Kingdom of Thailand. As of March 10, 2000, the Company is not a party to any foreign currency exchange agreement.

     Exposure from market rate fluctuations related to activities in Canada, where the Company's functional currency is the Canadian dollar, is not material at this time.

CURRENT HEDGING ACTIVITY

     From time to time, the Company has used and expects to continue to use hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements.

     Subsequent to December 31, 1999, the Company entered into commodity price swap transactions for natural gas and crude oil and, during 1999, approximately 7% of the Company's equivalent production was subject to hedge positions. No significant amounts of hedge positions were held by the Company in prior years.

     Natural Gas. As of December 31,1999, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                    NYMEX CONTRACT PRICE PER
                                                            MMBTU(A)
                                                    -------------------------
                                                                 COLLARS
                                       VOLUME IN            -----------------   FAIR MARKET
               PERIOD                  MMBTU(A)     SWAPS   FLOORS   CEILINGS    VALUE(B)
               ------                 -----------   -----   ------   --------   -----------
Price Swap Contracts:
  January 2000 -- March 2000........       910      $3.11      --        --     $  637,000
  January 2000 -- May 2000..........       760      $2.70      --        --     $  243,000
  January 2000 -- August 2000.......     3,660      $2.87      --        --     $1,805,000
Collar Contracts:
  April 2000 -- September 2000......     7,320         --   $2.25     $2.80             --

---------------

(a) "MMBtu" means million British Thermal Units.

(b) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999.

     Subsequent to December 31, 1999, the Company entered into natural gas price swap agreements for the period February 1 through August 31, 2000 for 4,260 MMBtu's at a weighted average fixed price of $2.53 per thousand British Thermal Units ("MBtu").

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

     The Company believes that it has no material basis risk with respect to gas swaps because it only enters into them with respect to its domestic offshore natural gas production, substantially all of which is sold under spot contracts that have historically correlated with the swap price.

     Crude Oil. As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its crude oil and condensate production for 2000 as follows:

                                                   NYMEX CONTRACT PRICE PER BBL
                                                   -----------------------------
                                                                   COLLARS
                                       VOLUME IN             -------------------   FAIR MARKET
               PERIOD                    BBLS       SWAPS    FLOORS    CEILINGS     VALUE(A)
               ------                  ---------   -------   -------   ---------   -----------
Price Swap Contracts:
  January 2000 -- March 2000.........   136,500    $21.12        --         --      $(544,000)
  January 2000 -- December 2000......   732,000    $21.15        --         --      $(748,000)
Collar Contracts:
  January 2000 -- March 2000.........    91,000        --    $21.15     $23.00      $(191,000)
  April 2000 -- September 2000.......   183,000        --    $21.00     $25.00      $(152,000)

---------------
(a) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999.

     Subsequent to December 31, 1999, the Company entered into a crude oil collar contract is for the period July 1 through December 31, 2000 for 184,000 barrels at $21.00 -- $25.03 per barrel.

     Substantially all of the Company's domestic oil production is sold under spot contracts that generally correlate to the NYMEX West Texas Intermediate price. Therefore, the Company believes that it currently has no material basis risk with respect to these transactions. The actual cash price that the Company receives, however, varies from the NYMEX West Texas Intermediate price when adjusted for location, quality and other differences. These differences could give rise to basis risk in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Pogo Producing Company:

     We have audited the accompanying consolidated balance sheets of Pogo Producing Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pogo Producing Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2000

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                 (EXPRESSED IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Oil and gas...............................................  $230,499   $200,154   $284,851
  Pipeline sales and other..................................     7,159      2,741        349
  Gains (losses) on sales...................................    37,458        (92)     1,100
                                                              --------   --------   --------
          Total.............................................   275,116    202,803    286,300
                                                              --------   --------   --------
OPERATING COSTS AND EXPENSES:
  Lease operating...........................................    69,936     69,071     63,501
  Pipeline operating and natural gas purchases..............     6,481      2,142         --
  General and administrative................................    29,865     26,356     21,412
  Exploration...............................................     5,982      9,802     10,530
  Dry hole and impairment...................................     4,594     41,736      9,631
  Depreciation, depletion and amortization..................   104,266    110,916    103,157
                                                              --------   --------   --------
          Total.............................................   221,124    260,023    208,231
                                                              --------   --------   --------
OPERATING INCOME (LOSS).....................................    53,992    (57,220)    78,069
INTEREST:
  Charges...................................................   (35,874)   (24,682)   (21,886)
  Income....................................................     1,208        719        453
  Capitalized...............................................    17,733      9,381      6,175
MINORITY INTEREST -- Dividends and costs associated with
  mandatorily redeemable convertible preferred securities of
  a subsidiary trust........................................    (5,914)        --         --
FOREIGN CURRENCY TRANSACTION GAINS (LOSS)...................       572        953     (7,604)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE TAXES..................................    31,717    (70,849)    55,207
INCOME TAX BENEFIT (EXPENSE)................................    (9,583)    27,751    (18,091)
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $ 22,134   $(43,098)  $ 37,116
                                                              ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic.....................................................  $   0.55   $  (1.14)  $   1.11
                                                              ========   ========   ========
  Diluted...................................................  $   0.55   $  (1.14)  $   1.06
                                                              ========   ========   ========
DIVIDENDS PER COMMON SHARE..................................  $   0.12   $   0.12   $   0.12
                                                              ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     6,267   $    7,959
  Accounts receivable.......................................       37,321       24,054
  Other receivables.........................................       35,870       38,977
  Inventory -- product......................................        7,209          969
  Inventories -- tubulars...................................       10,352       10,594
  Other.....................................................        2,370        2,814
                                                              -----------   ----------
         Total current assets...............................       99,389       85,367
                                                              -----------   ----------
PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of successful efforts accounting
    Proved properties being amortized.......................    1,638,321    1,485,125
    Unevaluated properties and properties under development,
     not being amortized....................................      144,357      215,244
  Pipelines, at cost........................................        6,984        6,793
  Other, at cost............................................       13,103       11,122
                                                              -----------   ----------
                                                                1,802,765    1,718,284
                                                              -----------   ----------
  Accumulated depreciation, depletion and amortization
    Oil and gas.............................................   (1,006,542)    (985,897)
    Pipelines...............................................       (1,534)      (1,963)
    Other...................................................       (7,329)      (4,899)
                                                              -----------   ----------
                                                               (1,015,405)    (992,759)
                                                              -----------   ----------
  Property and equipment, net...............................      787,360      725,525
                                                              -----------   ----------
OTHER ASSETS:
  Foreign tax net operating losses..........................       16,237       12,546
  Foreign value added taxes receivable......................       12,025       10,456
  Debt issue expenses.......................................       12,686        7,727
  Other.....................................................       20,496       20,775
                                                              -----------   ----------
                                                                   61,444       51,504
                                                              -----------   ----------
                                                              $   948,193   $  862,396
                                                              ===========   ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- operating activities..................  $    21,724   $   12,197
  Accounts payable -- investing activities..................       62,878       90,102
  Accrued interest payable..................................        7,457        3,226
  Accrued dividends associated with preferred securities of
    a subsidiary trust......................................          813           --
  Accrued payroll and related benefits......................        2,149        1,952
  Other.....................................................          208            2
                                                              -----------   ----------
         Total current liabilities..........................       95,229      107,479
LONG-TERM DEBT..............................................      375,000      434,947
DEFERRED FEDERAL INCOME TAX.................................       51,177       53,869
DEFERRED CREDITS............................................       13,524       16,441
                                                              -----------   ----------
         Total liabilities..................................      534,930      612,736
                                                              -----------   ----------
MINORITY INTERESTS:
  Company-obligated mandatorily redeemable convertible
    preferred securities of a subsidiary trust, net of
    unamortized issue expenses..............................      144,751           --
                                                              -----------   ----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par; 2,000,000 shares authorized......           --           --
  Common stock, $1 par; 100,000,000 shares authorized, and
    40,279,661 and 40,136,254 shares issued, respectively...       40,279       40,136
  Additional capital........................................      291,909      290,655
  Retained earnings (deficit)...............................      (62,291)     (79,600)
  Treasury stock (15,575 shares) and other, at cost.........       (1,385)      (1,531)
                                                              -----------   ----------
         Total shareholders' equity.........................      268,512      249,660
                                                              -----------   ----------
                                                              $   948,193   $  862,396
                                                              ===========   ==========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1999         1998        1997
                                                              -----------   ---------   ---------
                                                                   (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers..............................  $   218,936   $ 222,433   $ 272,004
  Federal income taxes received.............................        6,446          --       7,037
  Operating, exploration and general and administrative
    expenses paid...........................................     (105,924)   (116,272)    (86,445)
  Interest paid.............................................      (29,606)    (26,221)    (20,713)
  Federal income taxes paid.................................      (21,000)         --     (19,500)
  Value added taxes received (paid).........................          101      (6,161)     (1,630)
  Other.....................................................         (196)     (2,850)        (21)
                                                              -----------   ---------   ---------
         Net cash provided by operating activities..........       68,757      70,929     150,732
                                                              -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (202,281)   (201,946)   (197,326)
  Purchase of proved reserves...............................      (19,042)     (2,961)    (31,234)
  Proceeds from the sale of property and tubular stock......       81,944       7,164         387
                                                              -----------   ---------   ---------
         Net cash used in investing activities..............     (139,379)   (197,743)   (228,173)
                                                              -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of new debt........................      150,000          --     100,000
  Proceeds from issuance of new financing...................      150,000          --          --
  Borrowings under senior debt agreements...................      287,053     449,947     502,000
  Payments under senior debt agreements.....................     (497,000)   (313,500)   (500,000)
  Proceeds from exercise of stock options...................        1,115       1,034       3,874
  Payment of cash dividends on common stock.................       (4,825)     (4,531)     (4,012)
  Payment of preferred dividends of a subsidiary trust......       (4,999)         --          --
  Payment of financing issue expenses.......................      (12,347)     (2,635)     (3,165)
  Principal payment of production payment obligation........           --     (15,246)         --
  Other.....................................................           --        (621)         --
                                                              -----------   ---------   ---------
         Net cash provided by financing activities..........       68,997     114,448      98,697
                                                              -----------   ---------   ---------
Effect of exchange rate changes on cash.....................          (67)        679      (4,664)
                                                              -----------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........       (1,692)    (11,687)     16,592
Cash and cash equivalents at the beginning of the year......        7,959      19,646       3,054
                                                              -----------   ---------   ---------
Cash and cash equivalents at the end of the year............  $     6,267   $   7,959   $  19,646
                                                              ===========   =========   =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net income (loss).........................................  $    22,134   $ (43,098)  $  37,116
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Minority interest.......................................        5,914          --          --
    Foreign currency transaction (gain) loss................         (572)       (953)      7,604
    (Gains) losses on sales.................................      (37,458)         92      (1,100)
    Depreciation, depletion and amortization................      104,266     110,916     103,157
    Dry hole and impairment.................................        4,594      41,736       9,631
    Interest capitalized....................................      (17,733)     (9,381)     (6,175)
    (Decrease) increase in deferred income taxes............       (2,410)    (24,250)     12,999
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable............      (13,006)     15,307     (12,483)
      Increase in inventory -- product......................       (6,117)       (259)       (713)
      (Increase) decrease in other current assets...........          453       1,258      (6,470)
      Increase in other assets..............................       (2,886)    (20,551)     (7,418)
      Increase (decrease) in accounts payable...............        9,714      (1,122)      8,998
      Increase in accrued interest payable..................        4,314          95       1,173
      Increase in accrued payroll and related benefits......          201          14         448
      Increase (decrease) in other current liabilities......          210        (637)        469
      Increase (decrease) in deferred credits...............       (2,861)      1,762       3,496
                                                              -----------   ---------   ---------
Net cash provided by operating activities...................  $    68,757   $  70,929   $ 150,732
                                                              ===========   =========   =========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 TREASURY
                                                                     RETAINED     STOCK      SHARE-
                                  SHARES      COMMON    ADDITIONAL   EARNINGS      AND      HOLDERS'
                                OUTSTANDING    STOCK     CAPITAL     (DEFICIT)    OTHER      EQUITY
                                -----------   -------   ----------   ---------   --------   --------
                                                  (DOLLARS EXPRESSED IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1996........................  33,305,806    $33,321    $139,337    $(65,075)   $  (301)   $107,282
Net income....................          --         --          --      37,116         --      37,116
Exercise of stock options.....     229,024        230       5,461          --         --       5,691
Shares issued in connection
  with the conversion of 2004
  Notes.......................       2,297          2          50          --         --          52
Dividends ($0.12 per common
  share)......................          --         --          --      (4,012)                (4,012)
Other.........................          --         --          --          --        (23)        (23)
                                ----------    -------    --------    --------    -------    --------
BALANCE AT DECEMBER 31,
  1997........................  33,537,127     33,553     144,848     (31,971)      (324)    146,106
Net loss......................          --         --          --     (43,098)        --     (43,098)
Exercise of stock options.....     147,240        147       1,835          --         --       1,982
Shares issued in connection
  with the conversion of 2004
  Notes.......................   3,879,726      3,880      80,712          --         --      84,592
Shares issued for stock and
  debt of acquired company....   2,539,582      2,539      62,944          --         --      65,483
Shares issued as
  compensation................      17,004         17         316          --         --         333
Dividends ($0.12 per common
  share)......................          --         --          --      (4,531)                (4,531)
Other.........................          --         --          --          --     (1,207)     (1,207)
                                ----------    -------    --------    --------    -------    --------
BALANCE AT DECEMBER 31,
  1998........................  40,120,679     40,136     290,655     (79,600)    (1,531)    249,660
Net income....................          --         --          --      22,134         --      22,134
Exercise of stock options.....     130,275        130       1,267          --         --       1,397
Adjustment for fractional
  shares and other............      13,132         13         (13)         --         --          --
Dividends ($0.12 per common
  share)......................          --         --          --      (4,825)        --      (4,825)
Other.........................          --         --          --          --        146         146
                                ----------    -------    --------    --------    -------    --------
BALANCE AT DECEMBER 31,
  1999........................  40,264,086    $40,279    $291,909    $(62,291)   $(1,385)   $268,512
                                ==========    =======    ========    ========    =======    ========

The accompanying notes to consolidated financial statements are an integral part hereof.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations --

     Pogo Producing Company was incorporated in 1970. Pogo Producing Company and its subsidiaries (the "Company") are engaged in oil and gas exploration, development and production activities in the United States both offshore in the Gulf of Mexico (primarily in federal waters offshore Louisiana and Texas) and onshore principally in the states of New Mexico, Texas and Louisiana. The Company also conducts exploration, development and production activities internationally in the Kingdom of Thailand (offshore in the Gulf of Thailand) and Canada (primarily in the provinces of Alberta, British Columbia and Saskatchewan) and exploration activities in Hungary and the British and Danish sectors of the North Sea.

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

  Principles of Consolidation --

     The consolidated financial statements include the accounts of Pogo Producing Company and its subsidiary and affiliated companies, after elimination of all significant intercompany transactions. Majority owned subsidiaries are fully consolidated. Minority owned oil and gas subsidiaries or affiliates are pro rata consolidated in the same manner as the Company, and the oil and gas industry generally, accounts for its operating or working interest in oil and gas joint ventures. See note 4 of the notes to consolidated financial statements for a discussion of the Company's accounting for its minority interest in Pogo Trust I.

  Prior-Year Reclassifications --

     Certain prior-year amounts have been reclassified to conform with the current year presentation.

  Foreign Currency --

     The U. S. dollar is the functional currency for all areas of operations of the Company except Canada. Accordingly, monetary assets and liabilities and items of income and expense denominated in a foreign currency are remeasured to
U. S. dollars at the rate of exchange in effect at the end of each month or the average for the month and the resulting gains or losses on foreign currency transactions are included in the consolidated statements of income for the period. The Canadian dollar is the functional currency for the Company's Canadian operations. Accordingly, monetary assets and liabilities and items of income and expense denominated in Canadian dollars are translated to U. S. dollars at the rate of exchange in effect at the end of each month and the resulting gains or losses on Canadian currency transactions are included in the consolidated statement of shareholders' equity for the period.

  Inventory -- Product

     Crude oil and condensate from the Company's producing fields located in the Kingdom of Thailand are produced into storage vessels and sold periodically as economic quantities are accumulated. The product

                     POGO PRODUCING COMPANY & SUBSIDIARIES
inventory at December 31, 1999 and 1998, consists of approximately 287,000 and 90,000 barrels, respectively of crude oil and condensate, net to the Company's interest, and is carried at its estimated net realizable value of $25.09 and $10.76 per barrel, respectively.

  Inventories -- Tubulars

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

                                                                    FOR THE YEAR ENDED
                                                                    DECEMBER 31, 1999
                                                              ------------------------------
                                                              INCOME     SHARES    PER SHARE
                                                              -------    ------    ---------
BASIC EARNINGS PER SHARE....................................  $22,134    40,178     $ 0.55
Effect of potential dilutive securities:
  Shares assumed issued from the exercise of options to
     purchase common shares, net of treasury shares assumed
     purchased from the proceeds, at the average market
     price for the period...................................       --       212         --
                                                              -------    ------     ------
DILUTED EARNINGS PER SHARE..................................  $22,134    40,390     $ 0.55
                                                              =======    ======     ======
Antidilutive securities:
  Shares assumed not issued from options to purchase common
     shares as the exercise prices are above the average
     market price for the period or the effect of the
     assumed exercise would be antidilutive.................  $    --     2,388     $21.46
  Interest expense incurred, net of taxes, and shares not
     issued related to the assumed non-conversion at $42.185
     per share of the 2006 Notes............................  $ 4,111     2,726     $ 1.51
  Minority interest expense incurred, net of taxes, and
     shares not issued related to the assumed non-conversion
     at $23.75 per share of the Trust Preferred Securities,
     issued on June 2, 1999.................................  $ 3,681     3,668     $ 1.00

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                                                                    FOR THE YEAR ENDED
                                                                     DECEMBER 31, 1998
                                                              -------------------------------
                                                               INCOME     SHARES    PER SHARE
                                                              --------    ------    ---------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.................  $(43,098)   37,902     $(1.14)
                                                              ========    ======     ======
Antidilutive securities:
  Shares assumed not issued from options to purchase common
     shares as the exercise prices are above the average
     market price for the period or the effect of the
     assumed exercise would be antidilutive.................  $     --     2,464     $19.37
  Interest expense incurred, net of taxes, and shares not
     issued related to the assumed non-conversion at $42.185
     per share of the 2006 Notes............................  $  4,111     2,726     $ 1.51
  Interest expense avoided, net of taxes, and shares issued
     from the assumed conversion at $22.188 per share of the
     2004 Notes.............................................  $    478       594     $ 0.80

                                                                    FOR THE YEAR ENDED
                                                                    DECEMBER 31, 1997
                                                              ------------------------------
                                                              INCOME     SHARES    PER SHARE
                                                              -------    ------    ---------
BASIC EARNINGS PER SHARE....................................  $37,116    33,421     $ 1.11
Effect of potential dilutive securities:
  Shares assumed issued from the exercise of options to
     purchase common shares, net of treasury shares assumed
     purchased from the proceeds, at the average market
     price for the period...................................       --       758         --
  Interest expense avoided, net of taxes, and shares issued
     from the assumed conversion at $22.188 per share of the
     2004 Notes.............................................    3,082     3,885         --
                                                              -------    ------     ------
DILUTED EARNINGS PER SHARE..................................  $40,198    38,064     $ 1.06
                                                              =======    ======     ======
Antidilutive securities:
  Shares assumed not issued from options to purchase common
     shares as the exercise prices are above the average
     market price for the period............................  $    --       471     $40.82
  Interest expense incurred, net of taxes, and shares not
     issued related to the assumed non-conversion at $42.185
     per share of the 2006 Notes............................  $ 4,111     2,726     $ 1.51

  Production Imbalances --

     Owners of an oil and gas property often take more or less production from a property than entitled based on their ownership percentages in the property. This results in a condition known in the industry as a production imbalance. The Company follows the "take" (cash) method of accounting for production imbalances. Under this method, the Company recognizes revenues on production as it is taken and delivered to its purchasers. The Company's crude oil imbalances are not significant. At December 31, 1999, the Company had taken approximately 2,289 MMcf of natural gas less than it was entitled to based on its interest in those properties, and approximately 1,853 MMcf more than its entitlement on other properties placing the Company at year-end in a net under-delivered position of approximately 436 MMcf of natural gas based on its working interest ownership in the properties.

  Oil and Gas Activities and Depreciation, Depletion and Amortization --

     The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved properties

                     POGO PRODUCING COMPANY & SUBSIDIARIES
are reviewed whenever events or changes in circumstances indicate that the value of such property on the Company's books may not be recoverable. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. As a result of poor reservoir performance and persistent low oil and gas prices, the Company performed such a review in 1998 and expensed $30,813,000 related to its domestic oil and gas properties which is included in the Consolidated Statements of Incomes as dry hole and impairment expense. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above, plus future costs to abandon offshore wells and platforms, and is on a cost center by cost center basis using the units of production method. The Company generally creates cost centers on a field by field basis for oil and gas activities in the Gulf of Mexico and the Gulf of Thailand. Generally, the Company establishes cost centers on the basis of an oil or gas trend or play for its onshore oil and gas activities.

     In connection with an ongoing asset rationalization process, the Company had designated certain non-strategic and/or under performing properties to be disposed of to generate cash and maximize its focus on properties with greater exploration potential. These properties, including the previously announced sale of the Lopeno Field in South Texas were sold in the first quarter of 1999 at an aggregate gain of $37,344,000.

     Other properties are depreciated using a straight-line method in amounts which in the opinion of management are adequate to allocate the cost of the properties over their estimated useful lives.

  Consolidated Statements of Cash Flows --

     For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Consolidated Statements of Cash Flows. Certain such noncash transactions are disclosed in the following acquisition section of this note and the Consolidated Statements of Shareholders' Equity relating to shares issued in connection with the conversion of notes into common stock in 1997 and 1998, shares issued for stock and debt of an acquired company in 1998 and shares issued as compensation in 1998.

  Acquisition --

     In August 1998, a wholly owned subsidiary of the Company merged with Arch Petroleum Inc. ("Arch") in a tax-free, stock for stock transaction accounted for as a purchase through which Arch became a wholly owned subsidiary of the Company. As a result, approximately 2,500,000 shares of the Company's common stock (valued at approximately $64.8 million) were issued in exchange for Arch preferred and common stock and its convertible debt. The value of the Company's common stock in excess of the book value of the net assets acquired (approximately $52.9 million) has been allocated to oil and gas properties and is being amortized using the units of production method over the life of the oil and gas reserves acquired. The following summary presents unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period presented. The pro forma results are for illustrative purposes only and are not

                     POGO PRODUCING COMPANY & SUBSIDIARIES
necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

                                                               YEAR ENDED DECEMBER 31,
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                                              -------------------------
                                                                 1998           1997
                                                              ----------     ----------
                                                                     (UNAUDITED)
Revenues....................................................   $217,915       $366,803
Net income (loss)...........................................   $(48,369)      $ 36,691
Earnings (loss) per share
  Basic.....................................................   $  (1.22)      $   1.02
  Diluted...................................................   $  (1.22)      $   0.98

  Commitments and Contingencies --

     The Company has commitments for operating leases (primarily for office space) in Houston, Midland, Calgary and Bangkok and commitments for operating leases related to an FPSO and FSO in the Gulf of Thailand. Rental expense for office space was $1,855,000 in 1999, $1,545,000 in 1998, and $1,440,000 in 1997.
Expenses for the FPSO lease were $11,122,000 in each of the years 1999, 1998 and 1997. Expenses for the floating storage and offloading system ("FSO") (which commenced in May 1999) were $2,497,000 in 1999 and are expected to be approximately $3,950,000 in the year 2000 and each year thereafter. Future minimum office, FPSO and FSO lease expenses (in thousands of dollars) at December 31, 1999 are as follows:

2000......................................................   $17,100
2001......................................................   $17,000
2002......................................................   $15,400
2003......................................................   $15,200
2004......................................................   $15,300
Thereafter................................................   $52,300

  Price Risk Management --

     The Company enters into various commodity price hedging contracts with respect to its oil and gas production. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Such contracts are accounted for as hedges, in accordance with Statement of Financial Accounting Standards No. 80 ("SFAS 80"). Gains and losses on these contracts are recognized in revenue in the period in which the underlying production is delivered. In 1999, the Company recorded hedge gains of $933,000 in connection with its natural gas contracts and hedge losses of $1,947,000 in connection with its crude oil contracts. These instruments are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet certain criteria for deferral accounting, any subsequent gains or losses are recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(2) INCOME TAXES

     The components of income (loss) before income taxes for each of the three years in the period ended December 31, 1999, are as follows (expressed in thousands):

                                                          1999       1998      1997
                                                         -------   --------   -------
United States..........................................  $40,472   $(57,112)  $62,953
Foreign................................................   (8,755)   (13,737)   (7,746)
                                                         -------   --------   -------
  Income (loss) before income taxes....................  $31,717   $(70,849)  $55,207
                                                         =======   ========   =======

     The components of federal income tax expense (benefit) for each of the three years in the period ended December 31, 1999, are as follows (expressed in thousands):

                                                          1999       1998      1997
                                                         -------   --------   -------
United States, current.................................  $21,000   $     --   $16,000
United States, deferred................................   (6,978)   (20,750)    5,964
Foreign, deferred......................................   (4,439)    (7,001)   (3,873)
                                                         -------   --------   -------
  Federal income tax expense (benefit).................  $ 9,583   $(27,751)  $18,091
                                                         =======   ========   =======

     Total federal income tax expense (benefit) for each of the three years in the period ended December 31, 1999, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as follows (expressed as a percent of pretax income):

                                                              1999    1998    1997
                                                              ----   ------   ----
Federal statutory income tax rate...........................  35.0%   (35.0)% 35.0%
Increases (reductions) resulting from:
  Statutory depletion in excess of tax basis................  (0.8)    (0.4)  (0.2)
  Foreign taxes.............................................  (4.1)    (3.8)  (2.1)
  Other.....................................................   0.1       --    0.1
                                                              ----   ------   ----
                                                              30.2%   (39.2)% 32.8%
                                                              ====   ======   ====

     Deferred income taxes are determined based upon the differences between the financial statement and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized. The presentation in the consolidated balance sheets and the principal

                     POGO PRODUCING COMPANY & SUBSIDIARIES
components of the Company's deferred income tax assets and liabilities at December 31, 1999 and 1998 (expressed in thousands) are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Deferred federal income tax liability.......................  $  51,177   $  53,869
Other assets -- foreign tax net operating losses............    (16,237)    (12,546)
                                                              ---------   ---------
Net deferred tax liability..................................  $  34,940   $  41,323
                                                              =========   =========
Deferred tax liabilities:
  Intangible drilling costs, capitalized and amortized for
     financial statement purposes and deducted for income
     tax purposes...........................................  $ 162,526   $ 182,760
  Charges to property and equipment, expensed for financial
     statement purposes, and capitalized and amortized for
     income tax purposes....................................     24,254      27,192
  Interest charges, capitalized and amortized for financial
     statement purposes and deducted for income tax
     purposes...............................................     15,037      16,231
                                                              ---------   ---------
                                                                201,817     226,183
                                                              ---------   ---------
Deferred tax asset:
  Differences in depletion and depreciation rates used for
     tangible assets for financial and income tax
     purposes...............................................   (145,630)   (162,017)
  Foreign net operating loss carryforwards..................    (16,237)    (12,546)
  Domestic net operating loss carryforwards.................     (3,979)    (10,116)
  Tax credits and other.....................................     (1,031)       (181)
                                                              ---------   ---------
                                                               (166,877)   (184,860)
                                                              ---------   ---------
Net deferred tax liability..................................  $  34,940   $  41,323
                                                              =========   =========

     The Company has a federal consolidated net operating loss carryforward for tax purposes of approximately $11,400,000, which will begin to expire in 2009. The Company also has a net operating loss carryforward applicable to non-U.S. subsidiaries of approximately $32,500,000, which will begin to expire in 2007. The domestic and foreign net operating loss carryforwards are projected to be utilized before their expiration periods. The benefits of the domestic and foreign net operating losses have been recognized as deferred tax assets.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(3) LONG-TERM DEBT

     Long-term debt and the amount due within one year at December 31, 1999 and 1998, consists of the following (dollars expressed in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Senior debt --
  Bank revolving credit agreement:
     LIBO Rate based loans, borrowings at December 31, 1999
       and 1998 at average interest rates of 7.8% and 7.4%,
       respectively.........................................  $  5,000   $205,000
  Uncommitted credit lines with banks, borrowings at
     December 31, 1999 and 1998 at average interest rates of
     5.9% and 6.1%, respectively............................     5,000      4,000
  Banker's acceptance loans, borrowing at December 31, 1998
     at an average interest rate of 5.9%....................        --     10,947
                                                              --------   --------
Total senior debt...........................................    10,000    219,947
                                                              --------   --------
Subordinated debt --
  8 3/4% Senior subordinated notes, due 2007................   100,000    100,000
  10 3/8% Senior subordinated notes, due 2009...............   150,000         --
  5 1/2% Convertible subordinated notes, due 2006...........   115,000    115,000
                                                              --------   --------
Total subordinated debt.....................................   365,000    215,000
                                                              --------   --------
Total debt..................................................   375,000    434,947
                                                              --------   --------
Amount due within one year --...............................        --         --
                                                              --------   --------
Long-term debt..............................................  $375,000   $434,947
                                                              ========   ========

     The Company entered into a reserve-based credit facility (the "Credit Facility"), which was amended most recently on November 17, 1999. The Credit Facility provides for a $250,000,000 revolving credit facility until July 1, 2002, after which the balance will be due in eight quarterly term loan installments, commencing on October 31, 2002. The amount that may be borrowed may not exceed a borrowing base which determined semi-annually and is calculated based upon substantially all of the Company's proved oil and gas properties. As of December 31, 1999, the Company's borrowing base was set at $160,000,000. The Credit Facility is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, and limitations on indebtedness (including a total indebtedness limit of $525,000,000), creation of liens, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company is prohibited from pledging borrowing base properties as security for other debt. Borrowings under the Credit Facility bear interest, at the Company's option, at a base (prime) rate plus a variable margin (currently none) or LIBOR plus a variable margin (currently 1.25%). The margin varies as a function of the percentage of the borrowing base utilized. A commitment fee on the unborrowed amount at a base rate or LIBOR plus 1.75%, at the Company's option. A commitment fee on the unborrowed amount that is currently available under the Credit Facility is also charged based upon the percentage of the borrowing base that is being utilized.

     As of December 31, 1999, the Company also has available an uncommitted money market line of credit with a commercial bank. The line of credit is on an as available or as offered basis. Loans made under the line of credit are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under its Credit Facility. Under its Credit Facility, the Company is currently limited to incurring a maximum of $20,000,000 of additional senior debt, which would include debt incurred under the line of credit and under the banker's acceptances discussed below. Further,

                     POGO PRODUCING COMPANY & SUBSIDIARIES
the 2007 Notes and the 2009 Notes also restrict the incurrence of additional senior indebtedness. The letter agreement permits either party to terminate it at any time.

     The Company entered into a Master Banker's Acceptance Agreement under which one of the Company's lenders has offered to accept up to $20,000,000 in bank drafts from the Company. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement are reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Facility. The Credit Facility limits senior debt, including amounts incurred under this agreement and debt incurred under the line of credit discussed previously, to a maximum of $20,000,000. Further, the 2007 Notes and the 2009 Notes offered also restrict the incurrence of additional senior debt. The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice.

     On May 22, 1997, the Company issued $100,000,000 of principal amount of 2007 Notes. The 2007 Notes bear interest at a rate of 8 3/4%, payable semi-annually in arrears on May 15 and November 15 of each year. The 2007 Notes are general unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company's senior indebtedness, are equal in right of payment to the 2009 Notes, but are senior in right of payment to the Company's subordinated indebtedness. The Company, at its option, may redeem the 2007 Notes in whole or in part, at any time on or after May 15, 2002, at a redemption price of 104.375% of their principal value and decreasing percentages thereafter. The indenture governing the 2007 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2009 Notes described below.

     On January 15, 1999, the Company issued $150,000,000 principal amount of 2009 Notes. The 2009 Notes bear interest at a rate of 10 3/8%, payable semi-annually in arrears on February 15 and August 15 of each year. The 2009 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Facility, its unsecured credit lines and its bankers acceptances, are equal in right of payment to the 2007 Notes, but are senior in right of payment to its subordinated indebtedness, which currently includes the 2006 Notes. The Company, at its option, may redeem the 2009 Notes in whole or in part, at any time on or after February 15, 2004, at a redemption price of 105.188% of their principal value and decreasing percentages thereafter. The indenture governing the 2009 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indenture governing the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of assets sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets. As of December 31, 1999, $16,516,000 was available for dividends under this limitation, which is currently the Company's most restrictive covenant.

     The outstanding principal amount of 2006 Notes was $115,000,000 as of December 31, 1999. The 2006 Notes are convertible into Common Stock at $42.185 per share subject to adjustment upon the occurrence of certain events. The 2006 Notes bear interest at a rate of 5 1/2% and are currently redeemable at the option of the Company, in whole or in part, at any time, at a redemption price of 103.85% of their principal. The redemption premium will decline over the next several years.

     Current maturities and sinking fund requirements during the next five years in connection with the above long-term debt are none in 2000 and 2001, $1,500,000 in 2002, $5,500,000 in 2003 and $3,000,000 in 2004. All of the
current maturities reflected above are related to the retirement of the Company's bank debt. The Company has established a history of refinancing its senior debt before scheduled maturity payments commence and expects to do so again before the amortization of senior debt commences in 2002.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

(4) MINORITY INTEREST --

     Pogo Trust I, a business trust in which the Company owns all of the issued common securities (the "Trust"), issued $150,000,000 (3,000,000 securities having a liquidation preference of $50 each) of 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities, Series A (the "Trust Preferred Securities") on June 2, 1999. The proceeds of the issuance of the Trust Preferred Securities were used to purchase $150,000,000 of the Company's 6 1/2% Junior Subordinated Convertible Debentures, due June 1, 2029 (the "Debentures"). The Debentures are the sole asset of Pogo Trust I. The financial terms of the Debentures are generally the same as those of the Trust Preferred Securities. The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6 1/2% per annum on the stated liquidation amount of $50 per Trust Preferred Security on March 1, June 1, September 1, and December 1 of each year to security holders of record on the business day immediately preceding the distribution payment date. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities to the extent that there are funds available in the Trust. The Company currently believes that, taken as a whole, the Company guarantee of Pogo Trust I's obligation under the Preferred Securities constitutes a full and unconditional guarantee by the Company of Pogo Trust I's performance obligation. The Company may cause the Trust to defer the payment of distributions for successive periods up to 20 consecutive periods unless an event of default on the Debentures has occurred and is continuing. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay distributions on its common stock or debt securities that rank equal or junior to the Debentures.

     The Trust Preferred Securities are convertible at the option of the holder at any time into common stock of the Company at the rate of 2.1053 shares of Company common stock per Trust Preferred Security. This conversion rate will be subject to adjustment to prevent dilution and is currently equivalent to a conversion price of $23.75 per share of Company stock. The Trust Preferred Securities are mandatorily redeemable upon maturity of the Debentures on June 1, 2029, or to the extent of any earlier redemption of any Debenture by the Company and are callable by the Trust at any time after June 1, 2002. In addition, if certain tax changes occur so that the Trust becomes subject to federal income taxes or if interest payments made by the Company to the Trust or the Debentures are no longer deductible for federal income tax purposes, the Trust may liquidate and distribute Debentures to holders of the Trust Preferred Securities and, in certain circumstances, the Company may shorten the stated maturity of the Debentures to as early as June 2, 2014.

     The amounts recorded in 1999 under Minority Interests -- Dividends and costs associated with preferred securities of a subsidiary trust principally reflect cumulative dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

(5) BUSINESS SEGMENT INFORMATION -

     At December 31, 1998, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, which established Standards for the way enterprises report information about operating segments and related information. The Company has three reportable segments, which are primarily in the business of natural gas and crude oil exploration and production. The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on profit or loss from operations before income and expense items incidental to oil and gas operations

                     POGO PRODUCING COMPANY & SUBSIDIARIES
and income taxes. The Company's reportable segments are managed separately because of their geographical locations. Financial information by operating segment is presented below:

                                                                                          GAINS
                                                        TOTAL       OIL                  (LOSSES)
                                                       COMPANY    AND GAS    PIPELINES   & OTHER
                                                       --------   --------   ---------   --------
                                                                (EXPRESSED IN THOUSANDS)
LONG-LIVED ASSETS:
  As of December 31, 1999:
     United States...................................  $440,914   $432,034    $5,450     $ 3,430
     Kingdom of Thailand.............................   340,204    338,084        --       2,120
     Canada..........................................     6,242      6,018        --         224
                                                       --------   --------    ------     -------
     Total...........................................  $787,360   $776,136    $5,450     $ 5,774
                                                       ========   ========    ======     =======
  As of December 31, 1998:
     United States...................................  $502,787   $493,633    $4,992     $ 4,162
     Kingdom of Thailand.............................   209,552    207,756        --       1,796
     Canada..........................................    13,186     13,083        --         103
                                                       --------   --------    ------     -------
     Total...........................................  $725,525   $714,472    $4,992     $ 6,061
                                                       ========   ========    ======     =======
REVENUES:
  For the year ended December 31, 1999
     United States...................................  $217,339   $172,683    $7,462     $37,194
     Kingdom of Thailand.............................    54,444     54,480        --         (36)
     Canada..........................................     3,333      3,336        --          (3)
                                                       --------   --------    ------     -------
     Total...........................................  $275,116   $230,499    $7,462     $37,155
                                                       ========   ========    ======     =======
  For the year ended December 31, 1998
     United States...................................  $165,873   $163,438    $2,431     $     4
     Kingdom of Thailand.............................    35,649     35,445        --         204
     Canada..........................................     1,281      1,271        --          10
                                                       --------   --------    ------     -------
     Total...........................................  $202,803   $200,154    $2,431     $   218
                                                       ========   ========    ======     =======
  For the year ended December 31, 1997
     United States...................................  $246,965   $245,458    $   --     $ 1,507
     Kingdom of Thailand.............................    39,335     39,393        --         (58)
                                                       --------   --------    ------     -------
     Total...........................................  $286,300   $284,851    $   --     $ 1,449
                                                       ========   ========    ======     =======
OPERATING INCOME (LOSS):
  For the year ended December 31, 1999
     United States...................................  $ 59,130   $ 21,564    $  372     $37,194
     Kingdom of Thailand.............................    (3,491)    (3,455)       --         (36)
     Canada..........................................    (1,647)    (1,644)       --          (3)
                                                       --------   --------    ------     -------
     Total...........................................  $ 53,992   $ 16,465    $  372     $37,155
                                                       ========   ========    ======     =======
  For the year ended December 31, 1998
     United States...................................  $(42,743)  $(43,036)   $  289     $     4
     Kingdom of Thailand.............................   (13,050)   (13,254)       --         204
     Canada..........................................    (1,427)    (1,437)       --          10
                                                       --------   --------    ------     -------
     Total...........................................  $(57,220)  $(57,727)   $  289     $   218
                                                       ========   ========    ======     =======
  For the year ended December 31, 1997
     United States...................................  $ 83,865   $ 82,358    $   --     $ 1,507
     Kingdom of Thailand.............................    (5,796)    (5,738)       --         (58)
                                                       --------   --------    ------     -------
     Total...........................................  $ 78,069   $ 76,620    $   --     $ 1,449
                                                       ========   ========    ======     =======

(6) SALES TO MAJOR CUSTOMERS

     The Company is an oil and gas exploration and production company that generally sells its oil and gas to numerous customers on a month-to-month basis. No customer accounted for more than 10% of the

                     POGO PRODUCING COMPANY & SUBSIDIARIES

Company's sales during 1999. For purposes of comparison, 1999 sales have been presented for those customers who have in either of the previous two years exceeded 10% of revenues (expressed in thousands):

                                                           1999      1998      1997
                                                          -------   -------   -------
Petroleum Authority of Thailand(PTT)....................  $24,315   $23,137   $30,108
Enron Corp. and affiliates..............................  $10,911   $29,539   $57,965

(7) CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1999 and 1998, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables have not been material. No material credit losses were experienced during 1999 or 1998.

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

(8) EMPLOYEE BENEFITS

     The Company has a tax-advantaged savings plan in which all U.S. salaried employees may participate. Under such plan, a participating employee may allocate up to 10% of his salary, up to a maximum allowed by law ($10,500 for 2000), and the Company will then match the employee's contribution on a dollar for dollar basis up to 6% of the employee's salary. Funds contributed by the employee and the matching funds contributed by the Company are held in trust by a bank trustee in six separate funds. Amounts contributed by the employee and earnings and accretions thereon may be used to purchase shares of Common Stock, invest in a money market fund or invest in four stock, bond, or blended stock and bond mutual funds according to instructions from the employee. Matching funds contributed to the savings plan by the Company are invested only in Common Stock. The Company contributed $963,000 to the savings plan in 1999, $701,000 in 1998, and $588,000 in 1997.

     A trusteed retirement plan has been adopted by the Company for its U.S. salaried employees. The benefits are based on years of service and the employee's average compensation for five consecutive years within the final ten years of service which produce the highest average compensation. The Company makes annual contributions to the plan in the amount of retirement plan cost accrued or the maximum amount which can be deducted for federal income tax purposes. Although the Company has no obligation to do so, the Company currently provides full medical benefits to its retired U.S. employees and dependents. For current

                     POGO PRODUCING COMPANY & SUBSIDIARIES
employees, the Company assumes all or a portion of post-retirement medical and term life insurance costs based on the employee's age and length of service with the Company. The post-retirement medical plan has no assets and is currently funded by the Company on a pay-as-you-go basis. The following table sets forth the plans' status (in thousands of dollars) as of December 31, 1999 and 1998.

                                                                              POST-RETIREMENT
                                                         RETIREMENT PLAN       MEDICAL PLAN
                                                       -------------------   -----------------
                                                         1999       1998      1999      1998
                                                       --------   --------   -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year............  $ 13,849   $ 11,220   $ 6,284   $ 6,906
     Service cost....................................     1,177        938       489       418
     Interest cost...................................       840        843       418       374
     Participant contributions.......................        --         --         5         4
     Benefits paid...................................      (903)    (2,099)     (213)     (191)
     Actuarial (gain) or loss........................    (3,494)     2,947       104    (1,227)
                                                       --------   --------   -------   -------
  Benefit obligation at end of year..................  $ 11,469   $ 13,849   $ 7,087   $ 6,284
                                                       ========   ========   =======   =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.....  $ 37,404   $ 31,312   $    --   $    --
     Actual return on plan assets....................     1,075      8,439        --        --
     Employer contributions..........................        --         --       208       187
     Participant contributions.......................        --         --         5         4
     Benefits paid...................................      (903)    (2,099)     (213)     (191)
     Administrative expenses.........................      (277)      (248)       --        --
                                                       --------   --------   -------   -------
  Fair value of plan assets at end of year...........  $ 37,299   $ 37,404   $    --   $    --
                                                       ========   ========   =======   =======
RECONCILIATION OF FUNDED STATUS
  Funded status......................................  $ 25,830   $ 23,555   $(7,087)  $(6,284)
  Unrecognized actuarial gain........................   (14,307)   (14,670)   (1,544)   (1,742)
  Unrecognized transition (asset) or obligation......      (129)      (233)    1,826     2,132
  Unrecognized past service cost.....................      (214)      (257)       --        --
                                                       --------   --------   -------   -------
  Prepaid (accrued) benefit cost at year-end.........  $ 11,180   $  8,395   $(6,805)  $(5,894)
                                                       ========   ========   =======   =======
  Discount rate......................................      7.75%      6.75%     7.75%     6.75%
  Expected return on plan assets.....................      9.50%      9.50%       --        --
  Rate of compensation increase......................      4.75%      4.75%       --        --

COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost.......................................  $  1,177   $    938   $   489   $   418
  Interest cost......................................       840        843       418       374
  Expected return on plan assets.....................    (3,544)    (2,926)       --        --
  Amortization of prior service cost.................       (43)       (43)       --        --
  Amortization of transition (asset) obligation......      (103)      (104)      305       305
  Recognized actuarial gain..........................    (1,112)      (781)      (93)     (127)
                                                       --------   --------   -------   -------
                                                       $ (2,785)  $ (2,073)  $ 1,119   $   970
                                                       ========   ========   =======   =======

     For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate is assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The accumulated post-retirement benefit obligation (in thousands) at December 31 is attributable to the following groups:

                                                              POST-RETIREMENT
                                                               MEDICAL PLAN
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Retirees and beneficiaries..................................  $2,703   $2,603
Fully eligible active employees.............................     626      578
Active employees, not fully eligible........................   3,758    3,103
                                                              ------   ------
                                                              $7,087   $6,284
                                                              ======   ======

     Assumed health care cost trends have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                ONE PERCENTAGE
                                                                     POINT
                                                              -------------------
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost components for
  1999......................................................   $  188     $(148)
Effect on year-end 1999 postretirement benefit obligation...   $1,156     $(946)

(9) STOCK OPTION PLANS

     The Company's stock option plans authorize the granting of options to key employees and non-employee directors at prices equivalent to the market value at the date of grant. Options generally become exercisable in three annual installments commencing one year after the date of grant and, if not exercised, expire 10 years from the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and since the exercise price of the options granted is equal to the quoted market price of the Company's stock at the grant date, no compensation cost has been recognized for its stock option plans. Had compensation costs been determined based on fair value at the grant dates for awards made in 1999, 1998, 1997 and 1996, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                          1999       1998      1997
                                                         -------   --------   -------
Net income (loss):
  As reported..........................................  $22,134   $(43,098)  $37,116
  Pro forma............................................  $20,118   $(44,602)  $34,220
Earnings (loss) per share:
  As reported -- Basic.................................  $  0.55   $  (1.14)  $  1.11
  As reported -- Diluted...............................  $  0.55   $  (1.14)  $  1.06
  Pro forma -- Basic...................................  $  0.51   $  (1.19)  $  1.04
  Pro forma -- Diluted.................................  $  0.51   $  (1.20)  $  0.98

     The fair value of grants was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used in 1999, 1998 and 1997, respectively: risk free interest rates of 5.92%, 5.31% and 6.10%, expected volatility of 42.73%, 35.58% and 34.63%, dividend yields of 0.63%, 0.64% and 0.29%, and an expected life of the options of 5 years in 1999, 4 years in 1998 and 1997.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     A summary of the status of the Company's plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               OPTIONS      PRICE
                                                              ---------    --------
Outstanding, December 31, 1996..............................  1,707,187     $19.70
     Granted in 1997........................................    480,400     $40.49
     Exercised in 1997......................................   (229,024)    $16.83
                                                              ---------
  Outstanding, December 31, 1997............................  1,958,563     $25.13
                                                              =========
  Exercisable, December 31, 1997............................  1,196,803     $18.15
                                                              =========
  Available for grant, December 31, 1997....................    832,993
                                                              =========
  Weighted-average fair value of options granted during
     1997...................................................                $14.63
  Outstanding, December 31, 1997............................  1,958,563     $25.13
     Granted in 1998........................................    985,659     $19.62
     Exercised in 1998......................................   (145,317)    $ 6.87
     Canceled in 1998.......................................   (334,748)    $37.13
                                                              ---------
  Outstanding, December 31, 1998............................  2,464,157     $19.37
                                                              =========
  Exercisable, December 31, 1998............................  1,223,484     $19.00
                                                              =========
  Available for grant, December 31, 1998....................    682,082
                                                              =========
  Weighted-average fair value of options granted during
     1998...................................................                $ 5.35
  Outstanding, December 31, 1998............................  2,464,157     $19.37
     Granted in 1999........................................    676,900     $19.03
     Exercised in 1999......................................   (130,275)    $ 8.57
     Canceled in 1999.......................................     (5,167)    $ 7.31
                                                              ---------
  Outstanding, December 31, 1999............................  3,005,615     $19.78
                                                              =========
  Exercisable, December 31, 1999............................  1,607,695     $20.11
                                                              =========
  Available for grant, December 31, 1999....................    205,182
                                                              =========
  Weighted-average fair value of options granted during
     1999...................................................                $ 8.31

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE
                                                         REMAINING    WEIGHTED                 WEIGHTED
                                                        CONTRACTUAL   AVERAGE                  AVERAGE
                RANGE OF                    NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
             OPTION PRICES                OUTSTANDING     (DAYS)       PRICE     EXERCISABLE    PRICE
             -------------                -----------   -----------   --------   -----------   --------
$ 5.63 to $ 7.81........................     197,085         992       $ 6.53       197,085     $ 6.53
$12.31 to $12.72........................       9,000       3,609       $12.54         1,333     $12.31
$15.13 to $19.56........................   1,697,859       3,347       $18.55       595,494     $17.75
$20.28 to $24.81........................     885,138       2,673       $21.40       609,207     $21.80
$25.38 to $29.06........................      49,962       3,386       $25.72        46,974     $25.52
$30.23 to $33.94........................      30,962       2,709       $33.75        30,641     $33.79
$35.13 to $36.00........................      53,109       2,656       $35.97        52,628     $35.97
$40.62 to $44.00........................      82,500       3,084       $41.00        74,333     $41.04
                                           ---------                              ---------
          Total.........................   3,005,615       2,970       $19.78     1,607,695     $20.11
                                           =========                              =========

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  Cash and Cash Equivalents

     Fair value is carrying value. There are no cash equivalents included in the balances as of December 31, 1999 and 1998.

  Debt

                 INSTRUMENT                             BASIS OF FAIR VALUE ESTIMATE
                 ----------                             ----------------------------
Bank revolving credit agreement                 Fair value is carrying value as of December
                                                31, 1999 and 1998 based on the market value
                                                interest rates.
Uncommitted credit lines with banks and         Fair value is carrying value as of December
  banker's acceptance loans                     31, 1999 and 1998 based on the market value
                                                interest rates.
2007 Notes                                      Fair value is 97.5% and 94%, of carrying
                                                value as of December 31, 1999 and 1998,
                                                respectively, based on quoted market values.
2009 Notes                                      Fair value is 106% of carrying value as of
                                                December 31, 1999 based on quoted market
                                                value.
2006 Notes                                      Fair value is 78.375% and 68.375%, of
                                                carrying value as of December 31, 1999 and
                                                1998, respectively, based on quoted market
                                                values.
Minority interest in company obligated          Fair value is 101.25% of carrying value as
  preferred securities of a subsidiary trust    of December 31, 1999 based on quoted market
                                                value.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 (in thousands of dollars) are as follows:

                                                         1999                    1998
                                                 ---------------------   ---------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
                                                   VALUE       VALUE       VALUE       VALUE
                                                 ---------   ---------   ---------   ---------
Cash and cash investments......................  $   6,267   $   6,267   $   7,959   $   7,959
Debt:
  Bank revolving credit agreement..............  $  (5,000)  $  (5,000)  $(205,000)  $(205,000)
  Uncommitted credit lines with banks..........  $  (5,000)  $  (5,000)  $  (4,000)  $  (4,000)
  Banker's acceptance loans....................         --          --   $ (10,947)  $ (10,947)
  2007 Notes...................................  $(100,000)  $ (97,500)  $(100,000)  $ (94,000)
  2009 Notes...................................  $(150,000)  $(159,000)         --          --
  2006 Notes...................................  $(115,000)  $ (90,131)  $(115,000)  $ (78,637)
Minority interest in company obligated
  mandatorily redeemable preferred securities
  of a subsidiary trust,.......................  $(150,000)  $(151,875)         --          --
  net of unamortized issue expenses of.........  $   5,249   $   5,249          --          --

     The Company occasionally enters into forward and futures contracts to minimize the impact of oil and gas price fluctuations. However, the Company does not consider its forward and futures contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity.

(11) COMPREHENSIVE INCOME

     During 1998, the Company adopted the Financial Accounting Standards Board's
(FASB) Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130.

(12) IMPACT OF SFAS 133

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. The Company does not plan to early adopt SFAS No. 133. The Company has not yet quantified the impact the adoption of SFAS 133 or determined the timing or methods of adoption.

(13) PRICE HEDGE TRANSACTIONS

     During 1999, approximately 7% of the Company's equivalent production was subject to hedge positions. No significant amounts of hedge positions were held by the Company in 1998 and 1997.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                            NYMEX CONTRACT PRICE PER
                                                                    MMBTU(A)
                                                            -------------------------
                                                                         COLLARS
                                                VOLUME IN           -----------------   FAIR MARKET
                    PERIOD                      MMBTU(A)    SWAPS   FLOORS   CEILINGS    VALUE(B)
                    ------                      ---------   -----   ------   --------   -----------
Price Swap Contracts
  January 2000 -- March 2000..................      910     $3.11      --        --     $  637,000
  January 2000 -- May 2000....................      760     $2.70      --        --     $  243,000
  January 2000 -- August 2000.................    3,660     $2.87      --        --     $1,805,000
Collar Contracts
  April 2000 -- September 2000................    7,320        --   $2.25     $2.80             --

     As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its crude oil and condensate production for 2000 as follows:

                                                              NYMEX CONTRACT PRICE
                                                                    PER BBL
                                                           --------------------------
                                                                         COLLARS
                                               VOLUME IN            -----------------   FAIR MARKET
                   PERIOD                        BBLS      SWAPS    FLOORS   CEILINGS    VALUE(B)
                   ------                      ---------   ------   ------   --------   -----------
Price Swap Contracts
  January 2000 -- March 2000.................   136,500    $21.12       --        --     $(544,000)
  January 2000 -- December 2000..............   732,000    $21.15       --        --     $(748,000)
Collar Contracts
  January 2000 -- March 2000.................    91,000        --   $21.15    $23.00     $(191,000)
  April 2000 -- September 2000...............   183,000        --   $21.00    $25.00     $(152,000)

---------------

(a) MMBtu means million British Thermal Units

(b) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999

     Subsequent to December 31, 1999, the Company entered into additional commodity price swap transactions for natural gas and crude oil. The natural gas contracts are for the period February 1 through August 31, 2000 for 4,260 MMBtu's at a weighted average fixed price of $2.53 per MBtu. The crude oil collar contract is for the period July 1 through December 31, 2000 for 184,000 barrels at $21.00 -- $25.03 per barrel.

     These hedging transactions are settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days or occasionally, the penultimate trading day of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     Except as indicated in the foregoing table, the Company did not have any basis swaps associated with the indicated hedging contracts. Because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the swap price, the Company believes that it has no material basis risk with respect to gas swaps that are not coupled with basis swaps. Substantially all of the Company's crude oil and condensate production is sold under spot contracts that generally correlate to the NYMEX West Texas Intermediate price. Therefore, the Company believes that it currently has no material basis risk with respect to these transactions. The actual cash price the Company receives, however, varies from the NYMEX West Texas Intermediate price when adjusted for location, quality and other differences. These differences could give rise to basis risk in the future.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                     UNAUDITED SUPPLEMENTARY FINANCIAL DATA

OIL AND GAS PRODUCING ACTIVITIES

     The results of operations from oil and gas producing activities excludes non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax (expense) or benefit was determined by applying the statutory rates to pretax operating results with adjustments for permanent differences.

                                                      TOTAL      UNITED    KINGDOM OF
                                                     COMPANY     STATES     THAILAND    CANADA
                                                    ---------   --------   ----------   -------
                                                             (EXPRESSED IN THOUSANDS)
1999:
  Revenues........................................  $ 230,499   $172,683    $ 54,480    $ 3,336
  Lease operating expense.........................    (69,816)   (46,341)    (21,815)    (1,660)
  Exploration expense.............................     (5,982)    (3,766)     (1,673)      (543)
  Dry hole and impairment expense.................     (4,594)    (4,259)         --       (335)
  Depreciation, depletion and amortization
     expense......................................   (102,265)   (73,886)    (27,174)    (1,205)
                                                    ---------   --------    --------    -------
  Pretax operating results........................     47,842     44,431       3,818       (407)
  Income tax (expense) benefit....................    (16,315)   (16,794)        291        188
                                                    ---------   --------    --------    -------
  Operating results...............................  $  31,527   $ 27,637    $  4,109    $  (219)
                                                    =========   ========    ========    =======
1998:
  Revenues........................................  $ 200,154   $163,438    $ 35,445    $ 1,271
  Lease operating expense.........................    (68,883)   (47,294)    (20,913)      (676)
  Exploration expense.............................     (9,802)    (8,835)       (289)      (678)
  Dry hole and impairment expense.................    (41,736)   (41,736)         --         --
  Depreciation, depletion and amortization
     expense......................................   (109,288)   (85,969)    (22,753)      (566)
                                                    ---------   --------    --------    -------
  Pretax operating results........................    (29,555)   (20,396)     (8,510)      (649)
  Income tax benefit..............................     11,916      7,401       4,255        260
                                                    ---------   --------    --------    -------
  Operating results...............................  $ (17,639)  $(12,995)   $ (4,255)   $  (389)
                                                    =========   ========    ========    =======
1997:
  Revenues........................................  $ 284,851   $245,458    $ 39,393    $    --
  Lease operating expense.........................    (63,501)   (43,934)    (19,567)        --
  Exploration expense.............................    (10,530)    (6,242)     (4,288)        --
  Dry hole and impairment expense.................     (9,631)    (9,631)         --         --
  Depreciation, depletion and amortization
     expense......................................   (101,273)   (84,443)    (16,830)        --
                                                    ---------   --------    --------    -------
  Pretax operating results........................     99,916    101,208      (1,292)        --
  Income tax (expense) benefit....................    (30,353)   (32,390)      2,037         --
                                                    ---------   --------    --------    -------
  Operating results...............................  $  69,563   $ 68,818    $    745    $    --
                                                    =========   ========    ========    =======

                     POGO PRODUCING COMPANY & SUBSIDIARIES

     The following table sets forth the Company's costs incurred (expressed in thousands) for oil and gas producing activities during the years indicated.

                                                      TOTAL      UNITED    KINGDOM OF
                                                     COMPANY     STATES     THAILAND    CANADA
                                                     --------   --------   ----------   -------
Costs incurred
  (capitalized unless otherwise indicated):
  1999:
     Property acquisition
       Proved......................................  $ 19,532   $ 19,532    $     --    $    --
       Unproved....................................     7,129      6,506          --        623
     Exploration
       Capitalized.................................    20,263     15,448       3,500      1,315
       Expensed....................................     5,982      4,147       1,682        153
     Development...................................   150,096     54,204      95,163        729
     Interest......................................    17,733      6,599      11,134         --
                                                     --------   --------    --------    -------
     Total oil and gas costs incurred..............  $220,735   $106,436    $111,479    $ 2,820
                                                     ========   ========    ========    =======
  Provision for depreciation, depletion and
     amortization..................................  $102,265   $ 73,886    $ 27,174    $ 1,205
                                                     ========   ========    ========    =======
  1998:
     Property acquisition
       Proved......................................  $139,346   $133,474    $     --    $ 5,872
       Unproved....................................    10,557     10,557          --         --
     Exploration
       Capitalized.................................    36,465     24,685      11,631        149
       Expensed....................................     9,802      8,831         293        678
     Development...................................   156,718     64,052      89,365      3,301
     Interest......................................     9,381      3,209       6,172         --
                                                     --------   --------    --------    -------
     Total oil and gas costs incurred..............  $362,269   $244,808    $107,461    $10,000
                                                     ========   ========    ========    =======
  Provision for depreciation, depletion and
     amortization..................................  $109,288   $ 85,969    $ 22,753    $   566
                                                     ========   ========    ========    =======
  1997:
     Property acquisition
       Proved......................................  $ 31,234   $  2,617    $ 28,617    $    --
       Unproved....................................    11,875     11,875          --         --
     Exploration
       Capitalized.................................    45,203     24,016      21,187         --
       Expensed....................................    10,530      6,242       4,288         --
     Development...................................   156,764     95,768      60,996         --
     Interest......................................     6,175      3,427       2,748         --
                                                     --------   --------    --------    -------
     Total oil and gas costs incurred..............  $261,781   $143,945    $117,836    $    --
                                                     ========   ========    ========    =======
  Provision for depreciation, depletion and
     amortization..................................  $101,273   $ 84,443    $ 16,830    $    --
                                                     ========   ========    ========    =======

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

                     POGO PRODUCING COMPANY & SUBSIDIARIES

"Item 1. Business -- Exploration and Production Data -- Reserves" should be referred to in connection with the following information.

                          ESTIMATES OF PROVED RESERVES

                                                OIL, CONDENSATE AND NATURAL GAS LIQUIDS (BBLS.)
                                                -----------------------------------------------
                                                  TOTAL        UNITED     KINGDOM OF
                                                 COMPANY       STATES      THAILAND     CANADA
                                                ----------   ----------   ----------   --------
Proved Reserves as of December 31, 1996.......  49,602,182   28,270,402   21,331,780         --
  Revisions of previous estimates.............   1,033,664    2,194,936   (1,161,272)        --
  Extensions, discoveries and other
     additions................................   9,316,407    4,649,856    4,666,551         --
  Purchase of properties......................   5,175,501      409,428    4,766,073         --
  Sale of properties..........................      (6,155)      (6,155)          --         --
  Estimated 1997 production...................  (6,957,246)  (6,136,957)    (820,289)        --
                                                ----------   ----------   ----------   --------
Proved Reserves as of December 31, 1997.......  58,164,353   29,381,510   28,782,843         --
  Revisions of previous estimates.............    (263,410)   1,316,467   (1,417,472)  (162,405)
  Extensions, discoveries and other
     additions................................  10,111,879    2,767,537    7,341,791      2,551
  Purchase of properties......................   6,226,804    5,496,985           --    729,819
  Sale of properties..........................     (28,024)     (28,024)          --         --
  Estimated 1998 production...................  (6,702,038)  (5,724,933)    (896,200)   (80,905)
                                                ----------   ----------   ----------   --------
Proved Reserves as of December 31, 1998.......  67,509,564   33,209,542   33,810,962    489,060
  Revisions of previous estimates.............   7,274,136    8,922,125   (1,634,802)   (13,187)
  Extensions, discoveries and other
     additions................................   8,673,230    2,647,306    5,797,988    227,936
  Purchase of properties......................   3,698,016    3,698,016           --         --
  Sale of properties..........................  (1,690,467)  (1,690,467)          --         --
  Estimated 1999 production...................  (6,688,062)  (5,232,860)  (1,318,451)  (136,751)
                                                ----------   ----------   ----------   --------
Proved Reserves as of December 31, 1999.......  78,776,417   41,553,662   36,655,697    567,058
                                                ==========   ==========   ==========   ========
Proved Developed Reserves as of:
  December 31, 1996...........................  31,090,407   25,898,414    5,191,993         --
  December 31, 1997...........................  33,149,612   26,167,519    6,982,093         --
  December 31, 1998...........................  33,368,347   28,581,175    4,298,112    489,060
  December 31, 1999...........................  53,894,653   35,136,156   18,407,852    350,645

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                                                                  NATURAL GAS (MMCF)
                                                        ---------------------------------------
                                                         TOTAL    UNITED    KINGDOM OF
                                                        COMPANY   STATES     THAILAND    CANADA
                                                        -------   -------   ----------   ------
Proved Reserves as of December 31, 1996...............  360,944   215,946    144,998         --
  Revisions of previous estimates.....................  (16,860)   (5,582)   (11,278)        --
  Extensions, discoveries and other additions.........   92,063    49,651     42,412         --
  Purchase of properties..............................   30,319     8,919     21,400         --
  Sale of properties..................................   (1,864)   (1,864)        --         --
  Estimated 1997 production...........................  (63,114)  (50,350)   (12,764)        --
                                                        -------   -------    -------     ------
Proved Reserves as of December 31, 1997...............  401,488   216,720    184,768         --
  Revisions of previous estimates.....................  (13,376)    7,391    (17,943)    (2,824)
  Extensions, discoveries and other additions.........   70,649    55,859     14,418        372
  Purchase of properties..............................   38,689    32,259         --      6,430
  Sale of properties..................................   (2,738)   (2,738)        --         --
  Estimated 1998 production...........................  (54,543)  (41,136)   (12,854)      (553)
                                                        -------   -------    -------     ------
Proved Reserves as of December 31, 1998...............  440,169   268,355    168,389      3,425
  Revisions of previous estimates.....................    7,704    27,327    (17,617)    (2,006)
  Extensions, discoveries and other additions.........   61,717    44,563     16,991        163
  Purchase of properties..............................    7,060     7,060         --         --
  Sale of properties..................................  (90,164)  (90,164)        --         --
  Estimated 1999 production...........................  (51,788)  (37,012)   (14,175)      (601)
                                                        -------   -------    -------     ------
Proved Reserves as of December 31, 1999...............  374,698   220,129    153,588        981
                                                        =======   =======    =======     ======
Proved Developed Reserves as of:
  December 31, 1996...................................  238,032   192,034     45,998         --
  December 31, 1997...................................  239,732   179,972     59,760         --
  December 31, 1998...................................  225,054   181,205     40,424      3,425
  December 31, 1999...................................  245,257   156,398     88,041        818

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
       NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES -- UNAUDITED

                                                                      1999
                                                 ----------------------------------------------
                                                   TOTAL        UNITED     KINGDOM OF
                                                  COMPANY       STATES      THAILAND    CANADA
                                                 ----------   ----------   ----------   -------
                                                            (EXPRESSED IN THOUSANDS)
Future gross revenues..........................  $2,752,682   $1,511,517   $1,225,327   $15,838
Future production costs:
  Lease operating expense......................    (744,848)    (408,533)    (332,786)   (3,529)
Future development and abandonment costs.......    (301,148)    (163,862)    (136,684)     (602)
                                                 ----------   ----------   ----------   -------
Future net cash flows before income taxes......   1,706,686      939,122      755,857    11,707
Discount at 10% per annum......................    (552,040)    (363,286)    (186,263)   (2,491)
                                                 ----------   ----------   ----------   -------
Discounted future net cash flow before income
  taxes........................................   1,154,646      575,836      569,594     9,216
Future income taxes, net of discount at 10% per
  annum........................................    (285,963)    (127,207)    (159,126)      370
                                                 ----------   ----------   ----------   -------
Standardized measure of discounted future net
  cash flows relating to proved oil and gas
  reserves.....................................  $  868,683   $  448,629   $  410,468   $ 9,586
                                                 ==========   ==========   ==========   =======

                                                                      1998
                                                 ----------------------------------------------
Future gross revenues..........................  $1,624,242   $  880,743   $  732,942   $10,557
Future production costs:
  Lease operating expense......................    (540,332)    (281,421)    (255,252)   (3,659)
Future development and abandonment costs.......    (331,607)    (167,724)    (163,680)     (203)
                                                 ----------   ----------   ----------   -------
Future net cash flows before income taxes......     752,303      431,598      314,010     6,695
Discount at 10% per annum......................    (257,077)    (142,293)    (113,413)   (1,371)
                                                 ----------   ----------   ----------   -------
Discounted future net cash flow before income
  taxes........................................     495,226      289,305      200,597     5,324
Future income taxes, net of discount at 10% per
  annum........................................     (72,505)     (22,494)     (52,132)    2,121
                                                 ----------   ----------   ----------   -------
Standardized measure of discounted future net
  cash flows relating to proved oil and gas
  reserves.....................................  $  422,721   $  266,811   $  148,465   $ 7,445
                                                 ==========   ==========   ==========   =======

                                                                      1997
                                                 ----------------------------------------------
Future gross revenues..........................  $1,801,254   $1,002,609   $  798,645   $    --
Future production costs:
  Lease operating expense......................    (604,665)    (269,505)    (335,160)       --
Future development and abandonment costs.......    (401,970)    (155,179)    (246,791)       --
                                                 ----------   ----------   ----------   -------
Future net cash flows before income taxes......     794,619      577,925      216,694        --
Discount at 10% per annum......................    (331,838)    (171,764)    (160,074)       --
                                                 ----------   ----------   ----------   -------
Discounted future net cash flow before income
  taxes........................................     462,781      406,161       56,620        --
Future income taxes, net of discount at 10% per
  annum........................................    (113,316)     (93,386)     (19,930)       --
                                                 ----------   ----------   ----------   -------
Standardized measure of discounted future net
  cash flows relating to proved oil and gas
  reserves.....................................  $  349,465   $  312,775   $   36,690   $    --
                                                 ==========   ==========   ==========   =======

     The standardized measure of discounted future net cash flows from the production of proved reserves is developed as follows:

          1. Estimates are made of quantities of proved reserves and the future periods in which they are expected to be produced based on year end economic conditions.

                     POGO PRODUCING COMPANY & SUBSIDIARIES

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows. All amounts are related to changes in reserves located in the United States, the Kingdom of Thailand, and Canada, as noted.

                                                           YEAR ENDED DECEMBER 31, 1999
                                                   --------------------------------------------
                                                     TOTAL      UNITED     KINGDOM OF
                                                    COMPANY     STATES      THAILAND    CANADA
                                                   ---------   ---------   ----------   -------
                                                             (EXPRESSED IN THOUSANDS)
Beginning balance................................  $ 422,721   $ 266,811   $ 148,465    $ 7,445
Revisions to prior years' proved reserves:
  Net changes in prices and production costs.....    481,570     246,516     228,424      6,630
  Net changes due to revisions in quantity
     estimates...................................     82,304     127,719     (40,328)    (5,087)
  Net changes in estimates of future development
     costs.......................................    (61,267)    (19,920)    (40,470)      (877)
  Accretion of discount..........................     49,523      28,931      20,060        532
  Changes in production rate and other...........     37,017       5,429      30,583      1,005
                                                   ---------   ---------   ---------    -------
     Total revisions.............................    589,147     388,675     198,269      2,203
New field discoveries and extensions, net of
  future production and development costs........    177,822      66,956     108,230      2,636
Purchases of properties..........................     29,421      29,421          --         --
Sales of properties..............................   (128,555)   (128,555)         --         --
Sales of oil and gas produced, net of production
  costs..........................................   (160,683)   (126,342)    (32,665)    (1,676)
Previously estimated development costs
  incurred.......................................    152,268      56,376      95,163        729
Net change in income taxes.......................   (213,458)   (104,713)   (106,994)    (1,751)
                                                   ---------   ---------   ---------    -------
       Net change in standardized measure of
          discounted future net cash flows.......    445,962     181,818     262,003      2,141
                                                   ---------   ---------   ---------    -------
Ending balance...................................  $ 868,683   $ 448,629   $ 410,468    $ 9,586
                                                   =========   =========   =========    =======

                     POGO PRODUCING COMPANY & SUBSIDIARIES

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                  NET CASH FLOWS RELATED TO PROVED OIL AND GAS
                      RESERVES -- UNAUDITED -- (CONTINUED)

                                                           YEAR ENDED DECEMBER 31, 1998
                                                    -------------------------------------------
                                                      TOTAL      UNITED     KINGDOM OF
                                                     COMPANY     STATES      THAILAND    CANADA
                                                    ---------   ---------   ----------   ------
                                                             (EXPRESSED IN THOUSANDS)
Beginning balance.................................  $ 349,465   $ 312,775   $  36,690    $   --
Revisions to prior years' proved reserves:
  Net changes in prices and production costs......   (165,355)   (151,407)    (13,948)       --
  Net changes due to revisions in quantity
     estimates....................................      5,592      13,681      (8,089)       --
  Net changes in estimates of future development
     costs........................................    (10,777)    (43,419)     32,642        --
  Accretion of discount...........................     46,278      40,616       5,662        --
  Changes in production rate and other............      1,649      (6,485)      7,539       595
                                                    ---------   ---------   ---------    ------
     Total revisions..............................   (122,613)   (147,014)     23,806       595
New field discoveries and extensions, net of
  future production and development costs.........    101,142      55,418      45,338       386
Purchases of properties...........................     46,907      41,969          --     4,938
Sales of properties...............................    (17,158)    (17,158)         --        --
Sales of oil and gas produced, net of production
  costs...........................................   (131,271)   (116,144)    (14,532)     (595)
Previously estimated development costs incurred...    155,438      66,073      89,365        --
Net change in income taxes........................     40,811      70,892     (32,202)    2,121
                                                    ---------   ---------   ---------    ------
       Net change in standardized measure of
          discounted future net cash flows........     73,256     (45,964)    111,775     7,445
                                                    ---------   ---------   ---------    ------
Ending balance....................................  $ 422,721   $ 266,811   $ 148,465    $7,445
                                                    =========   =========   =========    ======

                                                           YEAR ENDED DECEMBER 31, 1997
                                                    -------------------------------------------
                                                      TOTAL      UNITED     KINGDOM OF
                                                     COMPANY     STATES      THAILAND    CANADA
                                                    ---------   ---------   ----------   ------
                                                             (EXPRESSED IN THOUSANDS)
Beginning balance.................................  $ 686,040   $ 560,221   $ 125,819    $   --
Revisions to prior years' proved reserves:
  Net changes in prices and production costs......   (473,086)   (344,493)   (128,593)       --
  Net changes due to revisions in quantity
     estimates....................................    (18,624)      9,619     (28,243)       --
  Net changes in estimates of future development
     costs........................................    (83,170)    (75,649)     (7,521)       --
  Accretion of discount...........................     95,455      77,313      18,142        --
  Changes in production rate and other............    (31,132)     (4,518)    (26,614)       --
                                                    ---------   ---------   ---------    ------
     Total revisions..............................   (510,557)   (337,728)   (172,829)       --
New field discoveries and extensions, net of
  future production and development costs.........     79,258      76,687       2,571        --
Purchases of properties...........................     10,189       5,899       4,290        --
Sales of properties...............................     (6,069)     (6,069)         --        --
Sales of oil and gas produced, net of production
  costs...........................................   (221,350)   (201,524)    (19,826)       --
Previously estimated development costs incurred...    156,764      95,768      60,996        --
Net change in income taxes........................    155,190     119,521      35,669        --
                                                    ---------   ---------   ---------    ------
       Net change in standardized measure of
          discounted future net cash flows........   (336,575)   (247,446)    (89,129)       --
                                                    ---------   ---------   ---------    ------
Ending balance....................................  $ 349,465   $ 312,775   $  36,690    $   --
                                                    =========   =========   =========    ======

QUARTERLY RESULTS -- UNAUDITED

     Summaries of the Company's results of operations by quarter for the years 1999 and 1998 are as follows:

                                                                    QUARTER ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 ---------   --------   -------------   ------------
                                                 (EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Revenues.......................................   $76,046(c) $44,828       $69,138        $ 85,104
Gross profit (a)...............................   $33,987    $ 5,116       $18,912        $ 25,842
Net income (loss)..............................   $14,313    $(3,006)      $ 2,737        $  8,090
Earnings (loss) per share (b):
  Basic........................................   $  0.36    $ (0.07)      $  0.07        $   0.20
  Diluted......................................   $  0.36    $ (0.07)      $  0.07        $   0.20
1998
Revenues.......................................   $60,730    $52,663       $46,179        $ 43,231
Gross profit (loss)(a).........................   $ 8,621    $ 4,758       $(3,908)       $(40,335)
Net income (loss)..............................   $   184    $(2,668)      $(8,322)       $(32,292)(d)
Earnings (loss) per share (b):
  Basic........................................   $  0.01    $ (0.07)      $ (0.22)       $  (0.80)
  Diluted......................................   $  0.01    $ (0.07)      $ (0.22)       $  (0.80)

---------------

(a) Represents revenues less lease operating, pipeline operating and natural gas purchases, exploration, dry hole, and impairment, and depreciation, depletion and amortization expenses.

(b) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

(c) Revenues for the first quarter of 1999 include $37,344,000 related to gains on the sales of properties.

(d) The net loss for the fourth quarter of 1998 includes an impairment charge of approximately $24,500,000 resulting from poor reservoir performance and persistent low oil and gas prices.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding nominees and continuing directors in the Company's definitive Proxy Statement for its annual meeting to be held on April 25, 2000, to be filed within 120 days of December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Company's "2000 Proxy Statement"), is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information regarding executive compensation in the Company's 2000 Proxy Statement, other than the information regarding the Compensation Committee Report on Executive Compensation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information regarding ownership of the Company securities by management and certain other beneficial owners in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions with management in the Company's 2000 Proxy Statement in incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

                                                                     PAGE
                                                                     ----
1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
     Report of Independent Public Accountants....................     38
     Consolidated statements of income...........................     39
     Consolidated balance sheets.................................     40
     Consolidated statements of cash flows.......................     41
     Consolidated statements of shareholders' equity.............     42
     Notes to consolidated financial statements..................     43
     Unaudited supplementary financial data......................     62

     2.  FINANCIAL STATEMENT SCHEDULES:

         All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

     3. EXHIBITS:

          *3.1           -- Restated Certificate of Incorporation of Pogo Producing
                            Company (Exhibit 3(a), Annual Report on Form 10-K for the
                            year ended December 31, 1997, File No. 1-7792).
          *3.2           -- Certificate of Designation, Preferences and Rights of
                            Preferred Stock of Pogo Producing Company, dated March
                            25, 1987 (Exhibit 3(a)(1), Annual Report on Form 10-K for
                            the year ended December 31, 1987, File No. 0-5468).
          *3.3           -- Bylaws of Pogo Producing Company, as amended and restated
                            through January 27, 1998 (Exhibit 3(b), Annual Report on
                            Form 10-K for the year ended December 31, 1998, File No.
                            1-7792).
          *4.1           -- Amended and Restated Credit Agreement dated as of August
                            1, 1997 among Pogo Producing Company, certain commercial
                            lending institutions, Bank of Montreal as the Agent and
                            Banque Paribas as the Co-Agent (Exhibit 4(a), Quarterly
                            Report on Form 10-Q for the quarter ended, June 30, 1997,
                            File No. 1-7792).
          *4.2           -- First Amendment dated as of December 21, 1998, to Amended and Restated Credit Agreement dated as of August 1, 1997
                            among Pogo Producing Company, certain commercial lending
                            institutions, Bank of Montreal as the Agent and Banque
                            Paribas as the Co-Agent (Exhibit 4.1, Amendment No. 1 to
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1998, File No. 1-7792).
          *4.3           -- Second Amendment dated July 16, 1999, to Amended and
                            Restated Credit Agreement dated as of August 1, 1997
                            among Pogo Producing Company, certain commercial lending
                            institutions, Bank of Montreal as the Agent and Banque
                            Paribas as the Co-Agent (Exhibit 4.1, Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1999, File No.
                            1-7792).

            *4.4           -- Indenture dated as of June 15, 1996 to Fleet National Bank, as Trustee (Exhibit 4(f),
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 001-7792).
            *4.5           -- Indenture dated as of May 15, 1997 between Pogo Producing Company and Fleet National
                              Bank (now State Street Bank & Trust Company as successor in interest under the
                              Indenture) as Trustee (Exhibit 4.3, Registration Statement on Form S-4, filed July 2,
                              1997, File No. 333-30613).
            *4.6           -- Indenture dated as of January 15,1999 between Pogo Producing Company and State Street
                              Bank & Trust Company as Trustee (Exhibit 4.2, Registration Statement on Form S-4, filed
                              February 10, 1999, File No. 333-72129).
            *4.7           -- Amended and Restated Declaration of Trust of Pogo Trust I dated as of June 2, 1999
                              (Exhibit 4.1, Current Report on Form 8-K, filed June 2, 1999, File No. 1-7792).
            *4.8           -- Junior Subordinated Indenture dated as of June 1, 1999, between Pogo Producing Company and Wilmington Trust Company, as Trustee (Exhibit 4.3, Current Report on Form 8-K,
                              filed June 2, 1999, File No. 1-7792).
            *4.9           -- Supplemental Indenture No. 1 dated as of June 1, 1999 to Junior Subordinated Indenture dated as of June 1, 1999, between Pogo Producing Company and Wilmington Trust Company, as Trustee (Exhibit 4.4, Current Report on Form 8-K, filed June 2, 1999, File No.
                              1-7792).
            *4.10          -- Rights Agreement dated as of April 26, 1994 between Pogo Producing Company and Harris
                              Trust Company of New York, as Rights Agent (Exhibit 4, Current Report on Form 8-K filed
                              April 26, 1994, File No. 1-7792).
            *4.11          -- Certificate of Designations of Series A Junior Participating Preferred Stock of Pogo
                              Producing Company dated April 26, 1994 (Exhibit 4(d), Registration Statement on Form
                              S-8 filed August 9, 1994, File No. 33-54969).

                Other instruments defining the rights of holders of long-term debt of Pogo Producing Company and its subsidiaries are not being filed because the total amount of securities authorized by such instruments does not exceed 10% of the total assets of Pogo Producing Company and its subsidiaries on a consolidated basis as of December 31, 1999. Pogo Producing Company hereby agrees to furnish to the Commission a copy of any such debt instrument upon request.

                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (COMPRISING EXHIBITS 10.1 THROUGH 10.37, INCLUSIVE).

           *10.1           -- 1989 Incentive and Nonqualified Stock Option Plan of Pogo Producing Company, as amended and restated effective January 25, 1994 (Exhibit 99, Definitive Proxy Statement on
                              Schedule 14A, filed March 22, 1994, File No. 1-7792).
           *10.2           -- Form of Stock Option Agreement under 1989 Incentive and Nonqualified Stock Option Plan, as amended and restated effective January 22, 1991 (Exhibit 10(d)(1), Annual Report on
                              Form 10-K for the year ended December 31, 1991, File No. 0-5468).
           *10.3           -- Form of Director Stock Option Agreement under 1989 Incentive and Nonqualified Stock
                              Option Plan as amended and restated effective January 22, 1991 (Exhibit 10(d)(2),
                              Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-5468).
           *10.4           -- 1995 Long-Term Incentive Plan (Exhibit 4(c), Registration Statement on Form S-8 filed
                              May 22, 1996, File No. 333-04233).
           *10.5           -- 1998 Long-Term Incentive Plan (Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-7792).

         *10.6           -- Executive Employment Agreement by and between Pogo
                            Producing Company and Stuart P. Burbach, dated February
                            1, 1996 (Exhibit 10(f)(1), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.7           -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Stuart P. Burbach, dated effective February 1, 1999
                            (Exhibit 10.7, Annual Report on Form 10-K for the year
                            ended December 31, 1999, File No. 001-7792).
          10.8           -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Stuart P. Burbach, dated effective February 1, 2000.
         *10.9           -- Executive Employment Agreement by and between Pogo
                            Producing Company and Jerry A. Cooper, dated February 1,
                            1996 (Exhibit 10(f)(2), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.10          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Jerry
                            A. Cooper, dated effective February 1, 1999 (Exhibit
                            10.9, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.11          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Jerry
                            A. Cooper, dated effective February 1, 2000.
         *10.12          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Kenneth R. Good, dated February 1,
                            1996 (Exhibit 10(f)(3), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.13          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Kenneth R. Good, dated effective February 1, 1999
                            (Exhibit 10.11, Annual Report on Form 10-K for the year
                            ended December 31, 1999, File No. 001-7792).
          10.14          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Kenneth R. Good, dated effective February 1, 2000.
         *10.15          -- Executive Employment Agreement by and between Pogo
                            Producing Company and R. Phillip Laney, dated February 1,
                            1996 (Exhibit 10(f)(4), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.16          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and R.
                            Phillip Laney, dated effective February 1, 1999 (Exhibit
                            10.12, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.17          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and R.
                            Phillip Laney, dated effective February 1, 2000.
         *10.18          -- Executive Employment Agreement by and between Pogo
                            Producing Company and John O. McCoy, Jr., dated February
                            1, 1996 (Exhibit 10(f)(5), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.19          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and John
                            O. McCoy, Jr., dated effective February 1, 1999 (Exhibit
                            10.15, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).

          10.20          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and John
                            O. McCoy, dated effective February 1, 2000.
         *10.21          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Paul G. Van Wagenen, dated February
                            1, 1996 (Exhibit 10(f)(6), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.22          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Paul
                            G. Van Wagenen, dated effective February 1, 1999 (Exhibit
                            10.17, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.23          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Paul
                            G. Van Wagenen, dated effective February 1, 2000.
         *10.24          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Bruce E. Archinal, dated as of
                            February 1, 1998 (Exhibit 10(c)(7)(i), Annual Report on
                            Form 10-K for the year ended December 31, 1997, File No.
                            001-7792).
         *10.25          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Bruce
                            E. Archinal, dated effective February 1, 1999 (Exhibit
                            10.19, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.26          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Bruce
                            E. Archinal, dated effective February 1, 2000.
         *10.27          -- Executive Employment Agreement by and between Pogo
                            Producing Company and David R. Beathard, dated as of
                            February 1, 1999 (Exhibit 10.20, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.28          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and David
                            R. Beathard, dated effective February 1, 2000.
         *10.29          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Stephen R. Brunner, dated as of
                            February 1, 1999 (Exhibit 10.21, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.30          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Stephen R. Brunner, dated effective February 1, 2000.
         *10.31          -- Executive Employment Agreement by and between Pogo
                            Producing Company and J. D. McGregor, dated as of
                            February 1, 1999 (Exhibit 10.22, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.32          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and J. D.
                            McGregor, dated effective February 1, 2000.
         *10.33          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Gerald A. Morton, dated as of
                            February 1, 1999 (Exhibit 10.23, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.34          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Gerald A. Morton, dated effective February 1, 2000.
          10.35          -- Executive Employment Agreement by and between Pogo
                            Producing Company and James P. Ulm, II, dated as of
                            February 1, 2000.

         *10.36          -- Excess Benefits Letter Agreement by and between Pogo
                            Producing Company and Kenneth R. Good, dated March 2,
                            1995 (Exhibit 10(g)(1), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.37          -- Excess Benefits Letter Agreement by and between Pogo
                            Producing Company and Paul G. Van Wagenen, dated March 2,
                            1995 (Exhibit 10(g)(2), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.38          -- Amended and Restated Bareboat Charter Agreement by and
                            between Tantawan Services, L.L.C. and Tantawan Production
                            B.V., dated as of February 9,1996 (Exhibit 10.26, Annual
                            Report on Form 10-K for the year ended December 31, 1999,
                            File No. 001-7792).
         *10.39          -- Bareboat Charter Agreement by and between Thaipo Limited,
                            Thai Romo Limited, Palang Sophon Limited, B8/32 Partners
                            Limited and Watertight Shipping B.V. dated as of August
                            24, 1998 (Exhibit 10.27, Annual Report on Form 10-K for
                            the year ended December 31, 1999, File No. 001-7792).
         *10.40          -- Gas Sales Agreement dated November 7, 1995, among The
                            Petroleum Authority of Thailand, Thaipo, Limited, Thai
                            Romo Ltd. and The Sophonpanich Co., Ltd. (Exhibit 10(k),
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996, File No. 001-7792).
         *10.41          -- The First Amendment to the Gas Sales Agreement dated
                            November 12, 1997, among The Petroleum Authority of
                            Thailand, B8/32 Partners Limited, Thaipo, Limited, Thai
                            Romo Limited and Palang Sophon Limited (Exhibit
                            10(g)(ii), Annual Report on Form 10-K for the year ended
                            December 31, 1998, File No. 001-7792).
         *21             -- List of Subsidiaries of Pogo Producing Company (Exhibit
                            21, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          23.1           -- Consent of Independent Public Accountants.
          23.2           -- Consent of Independent Petroleum Engineers.
          24             -- Powers of Attorney from each Director of Pogo Producing
                            Company whose signature is affixed to this Form 10-K for
                            the year ended December 31, 1999.
          27             -- Financial Data Schedule.

---------------

* Asterisk indicates exhibits incorporated by reference as shown.

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POGO PRODUCING COMPANY
                                            (REGISTRANT)

                                            By:   /s/ PAUL G. VAN WAGENEN
                                              ----------------------------------
                                                     Paul G. Van Wagenen
                                               Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

Date: March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2000.

                     SIGNATURES                                              TITLE
                     ----------                                              -----
               /s/ PAUL G. VAN WAGENEN                   Principal Executive Officer and Director
-----------------------------------------------------
                 Paul G. Van Wagenen
        Chairman of the Board, President and
               Chief Executive Officer

                /s/ JAMES P. ULM, II                     Principal Financial Officer
-----------------------------------------------------
                  James P. Ulm, II
     Vice President and Chief Financial Officer

                 /s/ THOMAS E. HART                      Principal Accounting Officer
-----------------------------------------------------
                   Thomas E. Hart
     Vice President and Chief Accounting Officer

                          *                              Director
-----------------------------------------------------
                 Jerry M. Armstrong

                          *                              Director
-----------------------------------------------------
                   Tobin Armstrong

                          *                              Director
-----------------------------------------------------
                   Jack S. Blanton

                          *                              Director
-----------------------------------------------------
                 W. M. Brumley, Jr.

                          *                              Director
-----------------------------------------------------
                 Robert H. Campbell

                          *                              Director
-----------------------------------------------------
                  William L. Fisher

                          *                              Director
-----------------------------------------------------
                   Gerrit W. Gong

                     SIGNATURES                                              TITLE
                     ----------                                              -----
                          *                              Director
-----------------------------------------------------
                   J. Stuart Hunt

                          *                              Director
-----------------------------------------------------
              Frederick A. Klingenstein

                          *                              Director
-----------------------------------------------------
                   Jack A. Vickers

                          *                              Director
-----------------------------------------------------
                  Stephen A. Wells

*By:      /s/ THOMAS E. HART
     -------------------------------
             Thomas E. Hart
            Attorney-in-Fact

         INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.1           -- Restated Certificate of Incorporation of Pogo Producing
                            Company (Exhibit 3(a), Annual Report on Form 10-K for the
                            year ended December 31, 1997, File No. 1-7792).
          *3.2           -- Certificate of Designation, Preferences and Rights of
                            Preferred Stock of Pogo Producing Company, dated March
                            25, 1987 (Exhibit 3(a)(1), Annual Report on Form 10-K for
                            the year ended December 31, 1987, File No. 0-5468).
          *3.3           -- Bylaws of Pogo Producing Company, as amended and restated
                            through January 27, 1998 (Exhibit 3(b), Annual Report on
                            Form 10-K for the year ended December 31, 1998, File No.
                            1-7792).
          *4.1           -- Amended and Restated Credit Agreement dated as of August
                            1, 1997 among Pogo Producing Company, certain commercial
                            lending institutions, Bank of Montreal as the Agent and
                            Banque Paribas as the Co-Agent (Exhibit 4(a), Quarterly
                            Report on Form 10-Q for the quarter ended, June 30, 1997,
                            File No. 1-7792).
          *4.2           -- First Amendment dated as of December 21, 1998, to Amended and Restated Credit Agreement dated as of August 1, 1997
                            among Pogo Producing Company, certain commercial lending
                            institutions, Bank of Montreal as the Agent and Banque
                            Paribas as the Co-Agent (Exhibit 4.1, Amendment No. 1 to
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1998, File No. 1-7792).
          *4.3           -- Second Amendment dated July 16, 1999, to Amended and
                            Restated Credit Agreement dated as of August 1, 1997
                            among Pogo Producing Company, certain commercial lending
                            institutions, Bank of Montreal as the Agent and Banque
                            Paribas as the Co-Agent (Exhibit 4.1, Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1999, File No.
                            1-7792).
          *4.4           -- Indenture dated as of June 15, 1996 to Fleet National
                            Bank, as Trustee (Exhibit 4(f), Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996, File No.
                            001-7792).
          *4.5           -- Indenture dated as of May 15, 1997 between Pogo Producing
                            Company and Fleet National Bank (now State Street Bank &
                            Trust Company as successor in interest under the
                            Indenture) as Trustee (Exhibit 4.3, Registration
                            Statement on Form S-4, filed July 2, 1997, File No.
                            333-30613).
          *4.6           -- Indenture dated as of January 15,1999 between Pogo
                            Producing Company and State Street Bank & Trust Company
                            as Trustee (Exhibit 4.2, Registration Statement on Form
                            S-4, filed February 10, 1999, File No. 333-72129).
          *4.7           -- Amended and Restated Declaration of Trust of Pogo Trust I
                            dated as of June 2, 1999 (Exhibit 4.1, Current Report on
                            Form 8-K, filed June 2, 1999, File No. 1-7792).
          *4.8           -- Junior Subordinated Indenture dated as of June 1, 1999, between Pogo Producing Company and Wilmington Trust
                            Company, as Trustee (Exhibit 4.3, Current Report on Form
                            8-K, filed June 2, 1999, File No. 1-7792).
          *4.9           -- Supplemental Indenture No. 1 dated as of June 1, 1999 to
                            Junior Subordinated Indenture dated as of June 1, 1999,
                            between Pogo Producing Company and Wilmington Trust
                            Company, as Trustee (Exhibit 4.4, Current Report on Form
                            8-K, filed June 2, 1999, File No. 1-7792).
          *4.10          -- Rights Agreement dated as of April 26, 1994 between Pogo
                            Producing Company and Harris Trust Company of New York,
                            as Rights Agent (Exhibit 4, Current Report on Form 8-K
                            filed April 26, 1994, File No. 1-7792).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *4.11          -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of Pogo Producing Company
                            dated April 26, 1994 (Exhibit 4(d), Registration
                            Statement on Form S-8 filed August 9, 1994, File No.
                            33-54969).
                Other instruments defining the rights of holders of long-term debt of
        Pogo Producing Company and its subsidiaries are not being filed because the total amount of securities authorized by such instruments does not exceed 10%
        of the total assets of Pogo Producing Company and its subsidiaries on a consolidated basis as of December 31, 1999. Pogo Producing Company hereby agrees to furnish to the Commission a copy of any such debt instrument upon request.
                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (COMPRISING EXHIBITS
                                          10.1 THROUGH 10.37, INCLUSIVE).
         *10.1           -- 1989 Incentive and Nonqualified Stock Option Plan of Pogo
                            Producing Company, as amended and restated effective
                            January 25, 1994 (Exhibit 99, Definitive Proxy Statement
                            on Schedule 14A, filed March 22, 1994, File No. 1-7792).
         *10.2           -- Form of Stock Option Agreement under 1989 Incentive and
                            Nonqualified Stock Option Plan, as amended and restated
                            effective January 22, 1991 (Exhibit 10(d)(1), Annual
                            Report on Form 10-K for the year ended December 31, 1991,
                            File No. 0-5468).
         *10.3           -- Form of Director Stock Option Agreement under 1989
                            Incentive and Nonqualified Stock Option Plan as amended
                            and restated effective January 22, 1991 (Exhibit
                            10(d)(2), Annual Report on Form 10-K for the year ended
                            December 31, 1991, File No. 0-5468).
         *10.4           -- 1995 Long-Term Incentive Plan (Exhibit 4(c), Registration
                            Statement on Form S-8 filed May 22, 1996, File No.
                            333-04233).
         *10.5           -- 1998 Long-Term Incentive Plan (Exhibit 10.5, Annual
                            Report on Form 10-K for the year ended December 31, 1999,
                            File No. 001-7792).
         *10.6           -- Executive Employment Agreement by and between Pogo
                            Producing Company and Stuart P. Burbach, dated February
                            1, 1996 (Exhibit 10(f)(1), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.7           -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Stuart P. Burbach, dated effective February 1, 1999
                            (Exhibit 10.7, Annual Report on Form 10-K for the year
                            ended December 31, 1999, File No. 001-7792).
          10.8           -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Stuart P. Burbach, dated effective February 1, 2000.
         *10.9           -- Executive Employment Agreement by and between Pogo
                            Producing Company and Jerry A. Cooper, dated February 1,
                            1996 (Exhibit 10(f)(2), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.10          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Jerry
                            A. Cooper, dated effective February 1, 1999 (Exhibit
                            10.9, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.11          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Jerry
                            A. Cooper, dated effective February 1, 2000.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.12          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Kenneth R. Good, dated February 1,
                            1996 (Exhibit 10(f)(3), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.13          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Kenneth R. Good, dated effective February 1, 1999
                            (Exhibit 10.11, Annual Report on Form 10-K for the year
                            ended December 31, 1999, File No. 001-7792).
          10.14          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Kenneth R. Good, dated effective February 1, 2000.
         *10.15          -- Executive Employment Agreement by and between Pogo
                            Producing Company and R. Phillip Laney, dated February 1,
                            1996 (Exhibit 10(f)(4), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.16          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and R.
                            Phillip Laney, dated effective February 1, 1999 (Exhibit
                            10.12, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.17          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and R.
                            Phillip Laney, dated effective February 1, 2000.
         *10.18          -- Executive Employment Agreement by and between Pogo
                            Producing Company and John O. McCoy, Jr., dated February
                            1, 1996 (Exhibit 10(f)(5), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.19          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and John
                            O. McCoy, Jr., dated effective February 1, 1999 (Exhibit
                            10.15, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.20          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and John
                            O. McCoy, dated effective February 1, 2000.
         *10.21          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Paul G. Van Wagenen, dated February
                            1, 1996 (Exhibit 10(f)(6), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.22          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Paul
                            G. Van Wagenen, dated effective February 1, 1999 (Exhibit
                            10.17, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          10.23          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Paul
                            G. Van Wagenen, dated effective February 1, 2000.
         *10.24          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Bruce E. Archinal, dated as of
                            February 1, 1998 (Exhibit 10(c)(7)(i), Annual Report on
                            Form 10-K for the year ended December 31, 1997, File No.
                            001-7792).
         *10.25          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Bruce
                            E. Archinal, dated effective February 1, 1999 (Exhibit
                            10.19, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.26          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and Bruce
                            E. Archinal, dated effective February 1, 2000.
         *10.27          -- Executive Employment Agreement by and between Pogo
                            Producing Company and David R. Beathard, dated as of
                            February 1, 1999 (Exhibit 10.20, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.28          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and David
                            R. Beathard, dated effective February 1, 2000.
         *10.29          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Stephen R. Brunner, dated as of
                            February 1, 1999 (Exhibit 10.21, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.30          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Stephen R. Brunner, dated effective February 1, 2000.
         *10.31          -- Executive Employment Agreement by and between Pogo
                            Producing Company and J. D. McGregor, dated as of
                            February 1, 1999 (Exhibit 10.22, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.32          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and J. D.
                            McGregor, dated effective February 1, 2000.
         *10.33          -- Executive Employment Agreement by and between Pogo
                            Producing Company and Gerald A. Morton, dated as of
                            February 1, 1999 (Exhibit 10.23, Annual Report on Form
                            10-K for the year ended December 31, 1999, File No.
                            001-7792).
          10.34          -- Extension Agreement to Continue Executive Employment
                            Agreement by and between Pogo Producing Company and
                            Gerald A. Morton, dated effective February 1, 2000.
          10.35          -- Executive Employment Agreement by and between Pogo
                            Producing Company and James P. Ulm, II, dated as of
                            February 1, 2000.
         *10.36          -- Excess Benefits Letter Agreement by and between Pogo
                            Producing Company and Kenneth R. Good, dated March 2,
                            1995 (Exhibit 10(g)(1), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.37          -- Excess Benefits Letter Agreement by and between Pogo
                            Producing Company and Paul G. Van Wagenen, dated March 2,
                            1995 (Exhibit 10(g)(2), Annual Report on Form 10-K for
                            the year ended December 31, 1995, File No. 001-7792).
         *10.38          -- Amended and Restated Bareboat Charter Agreement by and
                            between Tantawan Services, L.L.C. and Tantawan Production
                            B.V., dated as of February 9,1996 (Exhibit 10.26, Annual
                            Report on Form 10-K for the year ended December 31, 1999,
                            File No. 001-7792).
         *10.39          -- Bareboat Charter Agreement by and between Thaipo Limited,
                            Thai Romo Limited, Palang Sophon Limited, B8/32 Partners
                            Limited and Watertight Shipping B.V. dated as of August
                            24, 1998 (Exhibit 10.27, Annual Report on Form 10-K for
                            the year ended December 31, 1999, File No. 001-7792).
         *10.40          -- Gas Sales Agreement dated November 7, 1995, among The
                            Petroleum Authority of Thailand, Thaipo, Limited, Thai
                            Romo Ltd. and The Sophonpanich Co., Ltd. (Exhibit 10(k),
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996, File No. 001-7792).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.41          -- The First Amendment to the Gas Sales Agreement dated
                            November 12, 1997, among The Petroleum Authority of
                            Thailand, B8/32 Partners Limited, Thaipo, Limited, Thai
                            Romo Limited and Palang Sophon Limited (Exhibit
                            10(g)(ii), Annual Report on Form 10-K for the year ended
                            December 31, 1998, File No. 001-7792).
         *21             -- List of Subsidiaries of Pogo Producing Company (Exhibit
                            21, Annual Report on Form 10-K for the year ended
                            December 31, 1999, File No. 001-7792).
          23.1           -- Consent of Independent Public Accountants.
          23.2           -- Consent of Independent Petroleum Engineers.
          24             -- Powers of Attorney from each Director of Pogo Producing
                            Company whose signature is affixed to this Form 10-K for
                            the year ended December 31, 1999.
          27             -- Financial Data Schedule.

---------------

* Asterisk indicates exhibits incorporated by reference as shown.