Form 10-Q
period 2000-03-31
POGO PRODUCING CO
filed 2000-05-08
CIK 230463

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended March 31, 2000 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes [X] No [_]

Registrant's number of common shares
 outstanding as of March 31, 2000:         40,367,350

                         PART I. FINANCIAL INFORMATION

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Income (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2000        1999
                                                        ------      ------
                                                     (Expensed in thousands,
                                                    except per share amounts)
REVENUES:
  Oil and gas                                          $102,477     $37,735
  Pipeline sales and other                                3,027         967
  Gains (losses) on sales                                    (5)     37,344
                                                       --------     -------
    Total                                               105,499      76,046
                                                       --------     -------
OPERATING COSTS AND EXPENSES:
  Lease operating                                        21,697      15,342
  Pipeline operating and natural gas purchases            3,390         862
  General and administrative                             10,517       7,106
  Exploration                                             3,673       1,765
  Dry hole and impairment                                 5,072         239
  Depreciation, depletion and amortization               32,964      23,851
                                                       --------     -------
    Total                                                77,313      49,165
                                                       --------     -------
OPERATING INCOME                                         28,186      26,881
                                                       --------     -------
INTEREST:
  Charges                                                (8,746)     (9,875)
  Income                                                    293          72
  Capitalized                                             5,010       3,750
MINORITY INTEREST-Dividends and costs associated
 with preferred securities of a subsidiary trust         (2,558)         --
FOREIGN CURRENCY TRANSACTION LOSS                          (327)        (51)
                                                       --------     -------
INCOME BEFORE INCOME TAXES                               21,858      20,777
INCOME TAX EXPENSE                                       (9,902)     (6,464)
                                                       --------     -------
NET INCOME                                             $ 11,956     $14,313
                                                       ========     =======
EARNINGS PER COMMON SHARE
  Basic                                                $   0.30     $  0.36
                                                       ========     =======
  Diluted                                              $   0.29     $  0.36
                                                       ========     =======
DIVIDENDS PER COMMON SHARE                             $   0.03     $  0.03
                                                       ========     =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
 POTENTIAL COMMON SHARES OUTSTANDING:
  Basic                                                  40,291      40,122
  Diluted                                                47,200      40,252

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                       March 31,   December 31,
                                                         2000          1999
                                                       ---------   ------------
                                                      (Unaudited)
                                                       (Expressed in thousands
                                                        except share amounts)
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $    21,354  $     6,267
  Accounts receivable                                      44,753       37,321
  Other receivables                                        29,219       35,870
  Inventory-Product                                        11,790        7,209
  Inventories-Tubulars                                     11,074       10,352
  Other                                                     1,096        2,370
                                                      -----------  -----------
    Total current assets                                  119,286       99,389
                                                      -----------  -----------
PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of successful efforts
  accounting
  Proved properties being amortized                     1,599,651    1,638,321
  Unevaluated properties and properties under
   development, not being amortized                       206,735      144,357
 Pipelines, at cost                                         7,083        6,984
 Other, at cost                                            13,332       13,103
                                                      -----------  -----------
                                                        1,826,801    1,802,765
                                                      -----------  -----------
 Accumulated depreciation, depletion and amortization
  Oil and gas                                          (1,040,184)  (1,006,542)
  Pipelines                                                (1,593)      (1,534)
  Other                                                    (7,646)      (7,329)
                                                      -----------  -----------
                                                       (1,049,423)  (1,015,405)
                                                      -----------  -----------
 Property and equipment, net                              777,378      787,360
                                                      -----------  -----------
OTHER ASSETS:
  Foreign tax net operating losses                          9,331       16,237
  Foreign value added taxes receivable                     13,228       12,025
  Debt issue expenses                                      12,182       12,686
  Other                                                    20,625       20,496
                                                      -----------  -----------
                                                           55,366       61,444
                                                      -----------  -----------
                                                      $   952,030  $   948,193
                                                      ===========  ===========

         See accompanying notes to consolidated financial statements.

                   POGO PRODUCING COMPANIES AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                      March 31,   December 31,
                                                        2000          1999
                                                      ---------   ------------
                                                     (Unaudited)
                                                      (Expressed in thousands
                                                        except share amounts)
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-operating activities                $ 28,354     $ 21,724
  Accounts payable-investing activities                  44,397       62,878
  Accrued interest payable                                7,196        7,457
  Accrued dividends associated with preferred
   securities of a subsidiary trust                         813          813
  Accrued payroll and related benefits                    3,030        2,149
  Other                                                     324          208
                                                       --------     --------
    Total current liabilities                            84,114       95,229
LONG-TERM DEBT                                          375,000      375,000
DEFERRED FEDERAL INCOME TAX                              53,044       51,177
DEFERRED CREDITS                                         13,845       13,524
                                                       --------     --------
    Total liabilities                                   526,003      534,930
                                                       --------     --------
MINORITY INTEREST:
  Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust, net of
   unamortized issue expenses                           144,793      144,751
                                                       --------     --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par; 2,000,000 shares authorized       --           --
  Common stock, $1 par; 100,000,000 shares authorized,
   40,382,925 and 40,279,661 shares issued,
   respectively                                          40,382       40,279
  Additional capital                                    293,802      291,909
  Retained earnings (deficit)                           (51,544)     (62,291)
  Treasury stock (15,575 shares) and other, at cost      (1,406)      (1,385)
                                                       --------     --------
    Total shareholders' equity                          281,234      268,512
                                                       --------     --------
                                                       $952,030     $948,193
                                                       ========     ========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------     ---------
                                                        (Expressed in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                           $ 93,158     $  39,177
  Operating, exploration, and general
    and administrative expenses paid                      (32,647)      (22,999)
  Interest paid                                            (8,665)       (3,937)
  Value added taxes paid                                     (131)       (1,551)
  Other                                                     1,106         1,196
                                                         --------     ---------
    Net cash provided by operating activities              52,821        11,886
                                                         --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (35,596)      (70,308)
  Proceeds from the sale of properties                         (5)       67,573
                                                         --------     ---------
    Net cash used in investing activities                 (35,601)       (2,735)
                                                         --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of new debt                            0       150,000
  Borrowings under senior debt agreements                  51,000       110,020
  Payments under senior debt agreements                   (51,000)     (260,000)
  Payments of cash dividends on common stock               (1,209)       (1,204)
  Payments of preferred dividends of a subsidiary trust    (2,513)            -
  Payment of financing issue expenses                         (12)       (6,379)
  Proceeds from exercise of stock options and other         1,616            42
                                                         --------     ---------
     Net cash used by financing activities                 (2,118)       (7,521)
                                                         --------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (15)         (170)
                                                         --------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  15,087         1,460
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR      6,267         7,959
                                                         --------     ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $ 21,354     $   9,419
RECONCILIATION OF NET INCOME TO NET                      ========     =========
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                             $ 11,956     $  14,313
    Adjustments to reconcile net income to
      net cash provided by operating activities-
      Minority interest                                     2,558             -
      Foreign currency transaction losses                     327            51
      (Gains) losses from the sales of properties               5       (37,344)
      Depreciation, depletion and amortization             32,964        23,851
      Dry hole and impairment                               5,072           239
      Interest capitalized                                 (5,010)       (3,750)
      Deferred federal income taxes                         2,247        15,597
      Change in operating assets and liabilities            2,702        (1,071)
                                                         --------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 52,821     $  11,886
                                                         ========     =========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                    Three Months Ended March 31,
                                                      ---------------------------------------------------------
                                                                2000                            1999
                                                      -------------------------       -------------------------
                                                        Shares          Amount          Shares          Amount
                                                      ----------       --------       ----------       --------
                                                           (Expressed in thousands, except share amounts)
COMMON STOCK
  $1.00 par-100,000,000 shares authorized
  Balance at beginning of year                        40,279,661       $ 40,279       40,136,254       $ 40,136
  Stock options exercised                                103,264            103            7,250              7
  Adjustment for fractional shares and other                   -              -           13,132             13
                                                      ----------       --------       ----------       --------
  Issued at end of period                             40,382,925         40,382       40,156,636         40,156
                                                      ----------       --------       ----------       --------
ADDITIONAL CAPITAL:
  Balance at beginning of year                                          291,909                         290,655
  Stock options exercised                                                 1,893                              55
  Adjustment for fractional shares and other                                  -                             (13)
                                                                       --------                        --------
  Balance at end of period                                              293,802                         290,697
                                                                       --------                        --------
RETAINED EARNINGS (DEFICIT):
  Balance at beginning of year                                          (62,291)                        (79,600)
  Net income                                                             11,956                          14,313
  Dividends ($0.03 per common share)                                     (1,209)                         (1,204)
                                                                       --------                        --------
  Balance at end of period                                              (51,544)                        (66,491)
                                                                       --------                        --------
TREASURY STOCK AND OTHER:
  Balance at beginning of year                           (15,575)        (1,385)         (15,575)        (1,531)
  Activity during the period                                   -            (21)               -            114
                                                      ----------       --------       ----------       --------
  Balance at end of period                               (15,575)        (1,406)         (15,575)        (1,417)
                                                      ----------       --------       ----------       --------
COMMON STOCK OUTSTANDING,
  AT THE END OF THE PERIOD                            40,367,350                      40,141,061
                                                      ==========                      ==========
TOTAL SHAREHOLDERS' EQUITY                                             $281,234                        $262,945
                                                                       ========                        ========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(1) GENERAL INFORMATION--

     The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. The financial statements should be read in conjunction with the consolidated financial statements, and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

(2) LONG-TERM DEBT--

     Long-term debt and the amount due within one year at March 31, 2000 and December 31, 1999, consist of the following:

                                                                        March 31,   December 31,
                                                                          2000         1999
                                                                        ---------   ------------
                                                                        (Expressed in thousands)
Senior debt--
 Bank revolving credit agreement
  LIBO Rate based loans, borrowings at average interest rates of
   7.4% and 7.8%, respectively                                          $ 10,000     $  5,000
  Uncommitted credit lines with banks, borrowing at an average
   interest rate of 5.9%                                                      --        5,000
                                                                        --------     --------
    Total senior debt                                                     10,000       10,000
                                                                        --------     --------
Subordinated debt--
 8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                100,000      100,000
 10 3/8% Senior subordinated notes due 2009 ("2009 Notes")               150,000      150,000
 5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")           115,000      115,000
                                                                        --------     --------
    Total subordinated debt                                              365,000      365,000
                                                                        --------     --------
Long-term debt, none due within one year                                $375,000     $375,000
                                                                        ========     ========

     Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999, for a further discussion of the Company's debt agreements. As of March 31, 2000 $25,445,000 was available to the Company for common stock dividends under the most restrictive covenants included in the indentures governing the Company's various debt agreements.

(3) COMPREHENSIVE INCOME--

     During 1998, the Company adopted the Financial Accounting Standards Board's
(FASB) Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130.

(4) IMPACT OF SFAS 133--

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

     In June 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. The Company does not plan to early adopt SFAS 133. The Company has not yet quantified the impact of the adoption of SFAS 133.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(5) BUSINESS SEGMENT INFORMATION--

     Financial information by operating segment is presented below:

                                              COMPANY   OIL AND GAS   PIPELINES    OTHER
                                              -------   -----------   ---------    -----
                                                     (Expressed in thousands)
LONG-LIVED ASSETS:
 As of March 31, 2000:
  United States                              $431,967     $422,590      $5,490    $ 3,887
  Kingdom of Thailand                         338,467      336,411          --      2,056
  Canada                                        6,944        6,639          --        305
                                             --------     --------      ------    -------
    Total                                    $777,378     $765,640      $5,490    $ 6,248
                                             ========     ========      ======    =======
 As of December 31, 1999:
  United States                              $440,914     $432,034      $5,450    $ 3,430
  Kingdom of Thailand                         340,204      338,084          --      2,120
  Canada                                        6,242        6,018          --        224
                                             --------     --------      ------    -------
    Total                                    $787,360     $776,136      $5,450    $ 5,774
                                             ========     ========      ======    =======
REVENUES:
 For the three months ended March 31, 2000
  United States                              $ 66,423     $ 63,436      $3,382    $  (395)
  Kingdom of Thailand                          38,219       38,218          --          1
  Canada                                          857          823          --         34
                                             --------     --------      ------    -------
    Total                                    $105,499     $102,477      $3,382    $  (360)
                                             ========     ========      ======    =======
 For the three months ended March 31, 1999
  United States                              $ 69,887     $ 31,571      $  990   $ 37,326
  Kingdom of Thailand                           5,155        5,145          --         10
  Canada                                        1,004        1,019          --        (15)
                                             --------     --------      ------    -------
    Total                                    $ 76,046     $ 37,735      $  990    $37,321
                                             ========     ========      ======    =======
OPERATING INCOME (LOSS):
 For the three months ended March 31, 2000
  United States                              $ 13,016     $ 13,633      $ (222)   $  (395)
  Kingdom of Thailand                          15,363       15,362          --          1
  Canada                                         (193)        (227)         --         34
                                             --------     --------      ------    -------
    Total                                    $ 28,186     $ 28,768      $ (222)   $  (360)
                                             ========     ========      ======    =======
 For the three months ended March 31, 1999
  United States                              $ 31,866     $ (5,554)     $   94   $ 37,326
  Kingdom of Thailand                          (4,157)      (4,167)         --         10
  Canada                                         (828)        (813)         --        (15)
                                             --------     --------      ------    -------
    Total                                    $ 26,881     $(10,534)     $   94    $37,321
                                             ========     ========      ======    =======

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(6) EARNINGS PER SHARE--

     Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below, in thousands, except per share amounts:


                                                       Three Months Ended                  Three Months Ended
                                                         March 31, 2000                      March 31, 1999
                                                -------------------------------     -------------------------------
                                                Income     Shares     Per Share     Income     Shares     Per Share
                                                ------     ------     ---------     ------     ------     ---------
BASIC EARNINGS PER SHARE--                     $11,956     40,291       $ 0.30      $14,313     40,122      $ 0.36
                                                                        ======                              ======
Effect of dilutive securities:
  Options to purchase common shares                 --        593                                  130
  Trust Preferred Securities (a)                 1,584      6,316                        --         --
                                               -------     ------                   -------     ------
DILUTED EARNINGS PER SHARE                     $13,540     47,200       $ 0.29      $14,313     40,252      $ 0.36
                                               =======     ======       ======      =======     ======      ======
Antidilutive securities--
  Options to purchase common shares                 --        271       $32.84           --      2,152      $21.19
  2006 Notes                                     1,028      2,726       $ 0.38        1,028      2,726      $ 0.38

-----------
(a) The Trust Preferred Securities were issued on June 2, 1999.

(7) PRICE HEDGE TRANSACTIONS--

     During the first quarter of 2000, approximately 38% of the Company's equivalent production was subject to hedge positions. No significant amounts of hedge positions were held by the Company in the first quarter of 1999 and approximately 7% of the Company's equivalent production was subject to hedge positions in all of 1999.

     As of March 31, 2000, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                                 NYMEX Contract Price
                                                                     per MMBtu (a)
                                                             ----------------------------
                                                                             Collars
                                               Volume in               -------------------      Fair Market
Period                                         MMBtu (a)     Swaps     Floors     Ceilings       Value (b)
------                                         ---------     -----     ------     --------      -----------
Price Swap Contracts
  April 2000-May 2000                             305       $  2.70        --            --     $   (72,000)
  April 2000-August 2000                        2,295       $  2.87        --            --     $  (187,000)
  April 2000-August 2000                        3,060       $  2.53        --            --     $(1,313,000)
Collar Contracts
  April 2000-September 2000                     7,320            --     $2.25         $2.80     $(1,156,000)

     As of March 31, 2000, the Company had entered into commodity price hedging contracts with respect to its crude oil and condensate production for 2000 as follows:

                                                                 NYMEX Contract Price
                                                                        per Bbl
                                                             ----------------------------
                                                                             Collars
                                               Volume in               -------------------      Fair Market
Period                                            Bbls       Swaps     Floors     Ceilings       Value (b)
------                                         ---------     -----     ------     --------      -----------
Price Swap Contracts
  April 2000-December 2000                     550,000      $ 21.15         --           --     $(2,333,000)
Collar Contracts
  April 2000-September 2000                    183,000           --     $21.00        25.00     $  (315,000)
  July 2000-December 2000                      184,000           --     $21.00        25.03     $   (33,000)

-----------
(a) MMBtu means million British Thermal Units
(b) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at March 31, 2000.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain statements contained herein are "forward-looking statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1999, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

  RESULTS OF OPERATIONS

  Net Income

  The Company reported net income for the first quarter of 2000 of $11,956,000 or $0.30 per share ($13,540,000 or $0.29 per share on a diluted basis), compared to net income for the first quarter of 1999 of $14,313,000 or $0.36 per share (on both a basic and a diluted basis). The decrease in net income during the first quarter of 2000, compared to the first quarter of 1999, was primarily related to the fact that net income reported for the first quarter of 1999 resulted from a net gain of $37,344,000 recognized by the Company from the sale of certain non-strategic properties. If the gain relating to the sale of such properties was excluded, the Company would have reported a net loss for the first quarter of 1999 of $9,961,000, or $0.25 per share (on both a basic and a diluted basis). Net income for the first quarter of 2000 was related to increased oil and gas sales revenue resulting from higher production volumes and, to a lesser extent, increased prices that the Company received for its oil and natural gas production volumes.

  Earnings per common share are based on the weighted average number of common shares outstanding for the first quarter of 2000 of 40,291,000 (47,200,000 on a diluted basis), compared to 40,122,000 (40,252,000 on a diluted basis) for the first quarter of 1999. The increase in the weighted average number of common shares outstanding for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from the issuance of common stock upon the exercise of stock options pursuant to the Company's incentive plans. Earnings per share computations on a diluted basis for the first quarter of 2000 primarily reflect additional shares of common stock issuable upon the assumed conversion of Pogo Trust I's 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities due 2029 (the "Trust Preferred Securities"). The earnings per share computation on a diluted basis in both periods presented also reflect additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds.

  Total Revenues

  The Company's total revenues for the first quarter of 2000 were $105,499,000, an increase of approximately 39% from total revenues of $76,046,000 for the first quarter of 1999. The increase in the Company's total revenues for 2000, compared to 1999, resulted primarily from increased oil and gas revenues and, to a lesser extent, an increase in pipeline sales revenue. Total revenues in 1999 were substantially affected by the previously discussed gains on sales of properties from which no comparable income was recognized in the first quarter of 2000.

  Oil and Gas Revenues

  The Company's oil and gas revenues for the first quarter of 2000 were $102,477,000, an increase of approximately 172% from oil and gas revenues of $37,735,000 for the first quarter of 1999. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 2000 and 1999:

                                                           1ST QTR 2000
                                                             COMPARED
                                                            TO 1ST QTR
                                                               1999
                                                           ------------

Increase (decrease) in oil and gas revenues resulting from variances in:

  NATURAL GAS --
     Price..............................................      $ 9,382
     Production.........................................       10,241
                                                              -------
                                                               19,623
                                                              -------
  CRUDE OIL AND CONDENSATE --
     Price..............................................       19,062
     Production.........................................       24,136
                                                              -------
                                                               43,198
                                                              -------
  NATURAL GAS LIQUIDS ("NGL")...........................        1,921
                                                              -------
     Increase (decrease) in oil and gas revenues........      $64,742
                                                              =======

  The increase in the Company's oil and gas revenues in the first quarter of 2000, compared to the first quarter of 1999, was related to increases in the Company's oil, condensate and NGL ("liquid hydrocarbons") production volumes and the average prices that the Company received for its liquid hydrocarbon production volumes and, to a lesser extent, increases in its natural gas production volumes and the average prices it received for its natural gas production volumes.


Comparison of Increases (Decreases) in:                                   1ST QTR        1ST QTR     % CHANGE
NATURAL GAS --                                                             2000           1999     2000 TO 1999
   Average prices                                                         -------        -------   ------------
      North America (a)...........................................        $  2.76        $  1.76          57%
      Kingdom of Thailand(b)......................................        $  1.97        $  1.51          30%
           Company-wide average price.............................        $  2.50        $  1.71          46%
   Average daily production volumes (MMcf per day)
      North America (a)...........................................          117.6          107.1          10%
      Kingdom of Thailand.........................................           58.5           25.4         130%
                                                                          -------        -------
           Company-wide average daily production..................          176.1          132.5          33%
                                                                          =======        =======
CRUDE OIL AND CONDENSATE --
   Average prices
      North America(a)............................................        $ 25.72        $ 11.67         120%
      Kingdom of Thailand.........................................        $ 26.85        $ 14.28          88%
           Company-wide average price.............................        $ 26.24        $ 11.90         121%
   Average daily production volumes (Bbls per day)
      North America(a)............................................         13,352         13,439          --%
      Kingdom of Thailand.........................................         11,363          1,328         756%
                                                                          -------        -------
           Company-wide average daily production..................         24,715         14,767          67%
                                                                          =======        =======
TOTAL LIQUID HYDROCARBONS --
    Company-wide average daily production (Bbls per day)..........         26,645         16,938          57%
                                                                          =======        =======

____________________________
(a) North American average prices and production reflect production from the United States and Canada. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.
(b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in U.S. dollars based on the revenue recorded in the Company's financial records. The average price that the Company received for its natural gas production in the Kingdom of Thailand during the first quarter of 1999 reflects the impact of the penalty provisions of the Company's Gas Sales Agreement with the Petroleum Authority of Thailand due to the Company's failure to meet its minimum contractual delivery obligations during that period.

  Natural Gas

  Thailand Prices. The price that the Company receives under the gas sales agreement with the Petroleum Authority of Thailand ("PTT") is subject to a penalty provision if the Company does not meet the minimum delivery requirements set forth in the agreement. Throughout the first quarter of 1999, the Company and its joint venture partners did not meet the contractual minimum delivery requirements under the gas sales agreement. During the first quarter of 2000, the Company met its contractual delivery obligations to PTT and therefore received the full contractual price for its natural gas production delivered under the gas sales agreement. The increase in the average price that the Company received for its natural gas production in the Kingdom of Thailand for the first quarter of 2000, compared to the first quarter of 1999, also reflected positive adjustments under the gas sales agreement.

  Production. The increase in the Company's natural gas production during the first quarter of 2000, compared to the first quarter of 1999, was primarily related to new production from the Company's Benchamas field in Thailand and its Garden Banks Block 367 deepwater project and, to a lesser extent, successful development programs on the Company's East Cameron Block 270 field and East Cameron Blocks 334/355 field. The increase in natural gas production was partially offset by production declines resulting from the sale of certain non-strategic producing properties in the first quarter of 1999 and the natural decline at certain of the Company's other properties.

  Crude Oil and Condensate

  Thailand Prices. Since the inception of production from the Company's properties located in the Gulf of Thailand, crude oil and condensate have been stored on storage vessels (an FPSO in the Tantawan field and an FSO in the Benchamas field) until an economic quantity was accumulated for offloading and sale. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, typically as a differential to Malaysian TAPIS crude and are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in dollars.

  Production. The increase in the Company's Thailand production is related to production from the Benchamas field that commenced producing in the third quarter of 1999 and, to a lesser extent, increased production from the Tantawan field that resulted from completion of the Tantawan "E" Platform and a successful infill drilling program in the field.

  NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The increase in NGL revenues for the first quarter of 2000, compared with the first quarter of 1999, primarily related to an increase in the average price that the Company received for its NGL that was only partially offset by a decrease in the Company's NGL production volumes.

  Costs and Expenses

                                                                       1ST QTR             1ST QTR          % CHANGE
                                                                        2000                1999         2000 TO 1999
                                                                     -----------         -----------      ------------
Comparison of Increases (Decreases) in:
   Lease Operating Expenses
      North America..........................................        $14,290,000         $11,233,000         27%
      Kingdom of Thailand....................................        $ 7,407,000         $ 4,109,000         80%
            Total Lease Operating Expenses...................        $21,697,000         $15,342,000         41%
   Pipeline Operating and Natural Gas Purchases..............        $ 3,390,000         $   862,000        293%
   General and Administrative Expenses.......................        $10,517,000         $ 7,106,000         48%
   Exploration Expenses......................................        $ 3,673,000         $ 1,765,000        108%
   Dry Hole and Impairment Expenses..........................        $ 5,072,000         $   239,000         N/A
   Depreciation, Depletion and Amortization (DD&A)
      Expenses...............................................        $32,964,000         $23,851,000         38%
      DD&A Rate..............................................              $1.07               $1.11         (4%)
      Mcfe Produced (a)......................................         30,568,000          21,068,000         45%
   Interest--
      Charges................................................        $(8,746,000)        $(9,875,000)       (11%)
      Capitalized Interest Expense...........................        $ 5,010,000         $ 3,750,000         34%
   Minority Interest - Dividends and Costs...................        $ 2,558,000                  --         N/A
   Foreign Currency Transaction Loss.........................        $  (327,000)        $   (51,000)       541%
   Income Tax Expense........................................        $(9,902,000)        $(6,464,000)        53%

_____________________
  (a) "Mcfe" stands for thousand of cubic feet equivalent.

  Lease Operating Expenses

  The increase in North American lease operating expenses for the first quarter of 2000, compared to the first quarter of 1999, primarily related to unanticipated equipment repairs in the Gulf of Mexico and the acceleration of annual routine maintenance and repair on the Company's Western Division properties. The increase in lease operating expenses in the Kingdom of Thailand for the first quarter of 2000, compared to the first quarter of 1999, primarily related to the fact that, prior to the commencement of production, no lease operating expenses were incurred by the Company in the Benchamas field. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relates to the lease payments made in connection with the bareboat charter of the FPSO for the Tantawan field and the FSO for the Benchamas field. Collectively, these lease payments accounted for $3,757,000 and $2,742,000 (net to the Company's interest) of the Company's Thailand lease operating expenses for the first quarter of 2000 and the first quarter of 1999, respectively.

  Pipeline Operating and Natural Gas Purchases

  Revenue from the sale of natural gas is reported as revenue under "Pipeline sales and other." Prior to the acquisition of the Pogo Onshore Pipeline interests, the Company did not separately report its pipeline operating expenses or revenues, nor did it purchase any natural gas for resale to customers of its pipelines. The increase in pipeline operating expenses and natural gas purchase costs for the first quarter of 2000, compared to the first quarter of 1999, primarily related to increased purchases of natural gas resulting from increased natural gas sales by the Company.

  General and Administrative Expenses

  The increase in general and administrative expenses for the first quarter of 2000, compared with the first quarter of 1999, related to increased expenses associated with the Company's Thailand operations due to the commencement of production from the Benchamas field, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

  Exploration Expenses

  Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The increase in exploration expense for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from increased geophysical activity by the Company in most of its operational areas, particularly the offshore Gulf of Mexico and in the North Sea.

  Depreciation, Depletion and Amortization Expenses

  The increase in the Company's Depreciation, Depletion and Amortization ("DD&A") expense for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from an increase in the Company's liquid hydrocarbon and natural gas production that was only partially offset by a decrease in the Company's composite DD&A rate.

  The decrease in the composite DD&A rate for all of the Company's producing fields for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate (principally the Benchamas field) and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate.

  Interest

  Interest Charges. The decrease in the Company's interest charges for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from a decrease in the average amount of the Company's outstanding debt due to the issuance of the Trust Preferred Securities in the second quarter of 1999, that was not entirely offset by increased average interest rates on the debt outstanding (resulting primarily from the issuance of the 10 3/8% Senior Subordinated Notes due 2009 (the "2009 Notes") on January 15, 1999). As of March 31, 2000, the Company was not a party to any interest rate swap agreements.

  Capitalized Interest. The increase in capitalized interest for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the first quarter of 2000 ($234,575,000), compared to the first quarter of 1999 ($186,533,000), and from an increase in the interest rate discussed above that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the development of the Benchamas field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

  Minority Interest - Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

  Pogo Trust I, a subsidiary trust, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. The amounts recorded for 1999 under Minority Interest - Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

  Foreign Currency Transaction Losses

  The foreign currency transaction losses reported for the first quarter of 2000 and the first quarter of 1999 resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. During each period presented, the value of the Thai Baht weakened against the U.S. dollar, resulting in a foreign currency transaction loss. The Company cannot predict what the Thai Baht to U. S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of March 31, 2000, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

  Income Tax Expense

  The increase in the Company's income tax expense for the first quarter of 2000, compared to the first quarter of 1999, resulted primarily from increased pre-tax income and the increased contribution to pre-tax income from the Company's Kingdom of Thailand operations which are subjected to a tax rate in excess of the U.S. tax rate. Management currently expects that its foreign taxes will constitute a substantial portion of its overall tax burden for the foreseeable future.

  LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

  The Company's Condensed Consolidated Statement of Cash Flows for the first quarter of 2000 reflects net cash provided by operating activities of $52,821,000. In addition to net cash provided by operating activities, the Company received $1,106,000, primarily from the exercise of stock options.

  During the first quarter of 2000, the Company invested $35,596,000 of such cash flow in capital projects and paid $1,209,000 ($0.03 per share) in cash dividends to holders of the Company's common stock and paid $2,513,000 in cash distributions to holders of its Trust Preferred Securities. As of March 31, 2000, the Company's cash and cash equivalents were $21,354,000 and its long-term debt stood at $375,000,000.

  Effective May 3, 2000, the borrowing base under the Company's revolving credit facility was increased to $200,000,000 and restriction against new indebtedness was increased a corresponding amount to $565,000,000. As of May 3, 2000, the Company had $195,000,000 of availability under its revolving credit facility and its unsecured credit line.

  Future Capital Requirements

  The Company's capital and exploration budget for 2000, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $200,000,000. The Company currently anticipates that its available cash and cash equivalents, cash provided by operating activities and funds available under its credit agreement, uncommitted credit line and banker's acceptance facility will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2000, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share to be paid on May 26, 2000 to shareholders of record on May 12, 2000). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends and distributions under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

  Other Matters

  Year 2000 Readiness Disclosure. Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 and reference is made to the information contained there. There has been no material change in the Company's Year 2000 readiness since that information was disclosed.

  Current Hedging Activity. From time to time, the Company has used and expects to continue to use hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements. During the first quarter of 2000, approximately 38% of the Company's equivalent oil and natural gas production was subject to hedge positions. No significant amounts of the Company's equivalent oil and natural gas production were subject to hedge positions during the first quarter of 1999.

  Natural Gas. As of March 31, 2000, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                      NYMEX CONTRACT PRICE PER MMBTU(A)
                                                      ---------------------------------
                                                                    COLLARS
                                                                  ------------
                                        VOLUME
                                          IN                                                        FAIR  MARKET
            PERIOD                     MMBTU(A)          SWAPS          FLOORS        CEILINGS        VALUE(B)
            ------                     --------          -----          ------        --------      ----------------
Price Swap Contracts:
  April 2000 - May 2000                   305             $2.70              -               -       $   (72,000)
  April 2000 - August 2000              2,295             $2.87              -               -       $  (187,000)
  April 2000 - August 2000              3,060             $2.53              -               -       $(1,313,000)
Collar Contracts:
  April 2000 - September 2000           7,320                 -          $2.25           $2.80       $(1,156,000)

------------
(a) "MMBtu" means million British Thermal Units.
(b) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at March 31, 2000.

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

  Crude Oil. As of March 31, 2000, the Company had entered into commodity price hedging contracts with respect to its crude oil and condensate production for 2000 as follows:

                                                   NYMEX CONTRACT PRICE PER BBL
                                                   ----------------------------
                                                                 COLLARS
                                                               ------------
                                      VOLUME                                                   FAIR  MARKET
            PERIOD                   IN BBLS         SWAPS          FLOORS        CEILINGS       VALUE(A)
            ------                   -------         -----          ------        --------     ------------
Price Swap Contracts:
  April 2000 - December 2000          550,000        $21.15              -               -      $(2,333,000)
Collar Contracts:
  April 2000 - September 2000         183,000             -         $21.00          $25.00      $  (315,000)
  July 2000 - December 2000           184,000             -         $21.00          $25.03      $   (33,000)

(a) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at March 31, 2000.

  Substantially all of the Company's domestic oil production is sold under spot contracts that generally correlate to the NYMEX West Texas Intermediate price, the Company believes that it currently has no material basis risk with respect to these transactions. The actual cash price that the Company receives, however, varies from the NYMEX West Texas Intermediate price when adjusted for location, quality and other differences. These differences could give rise to basis risk in the future.

                                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (A)  Exhibits

     27  Financial Data Schedule

  (B)  Reports on Form 8-K

       Report filed on February 2, 2000, announcing the date of the Company's Annual Shareholder's Meeting in 2000.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POGO PRODUCING COMPANY
                                    (Registrant)


                                    /s/ THOMAS E. HART
                                    ---------------------------------
                                    Thomas E. Hart
                                    Vice President and Chief Accounting Officer



                                    /s/ JAMES P. ULM, II
                                    ----------------------------------
                                    James P. Ulm, II
                                    Vice President and Chief Financial Officer


Date: May 8, 2000