Form 10-Q
period 2000-06-30
POGO PRODUCING CO
filed 2000-08-09
CIK 230463

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000 or

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


     Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject
     to such filing requirement for the past 90 days:      Yes   X    No...


Registrant's number of common shares outstanding as of June 30, 2000: 40,384,548

                        PART I.  FINANCIAL INFORMATION

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Income (Unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                          June 30,                     June 30,
                                                                  -------------------------   ---------------------------
                                                                    2000             1999       2000               1999
                                                                  --------         --------   --------           --------
                                                                     (Expressed in thousands, except per share amounts)
  REVENUES:
       Oil and gas                                                $108,530         $ 43,159   $211,007           $ 80,894
       Pipeline sales and other                                      3,476            1,263      6,503              2,230
       Gains (losses) on sales                                          (9)             406        (14)            37,750
                                                                  --------         --------   --------           --------
            Total                                                  111,997           44,828    217,496            120,874
                                                                  --------         --------   --------           --------
  OPERATING COSTS AND EXPENSES:
       Lease operating                                              24,215           12,952     46,006             28,517
       Pipeline operating and natural gas purchases                  3,156            1,336      6,546              2,198
       General and administrative                                    7,539            6,746     17,962             13,629
       Exploration                                                   2,114            1,374      5,787              3,139
       Dry hole and impairment                                       2,120              791      7,192              1,030
       Depreciation, depletion and amortization                     33,082           23,394     66,046             47,245
                                                                  --------         --------   --------           --------
            Total                                                   72,226           46,593    149,539             95,758
                                                                  --------         --------   --------           --------
  OPERATING INCOME (LOSS)                                           39,771           (1,765)    67,957             25,116
                                                                  --------         --------   --------           --------
  INTEREST:
       Charges                                                      (8,210)          (9,234)   (16,956)           (19,109)
       Income                                                          186              238        479                310
       Capitalized                                                   4,604            5,017      9,614              8,767
  MINORITY INTEREST -  Dividends and costs associated
    with preferred securities of a subsidiary trust                 (2,559)            (799)    (5,117)              (799)
  FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                            (794)             460     (1,121)               409
                                                                  --------         --------   --------           --------
  INCOME (LOSS) BEFORE INCOME TAXES                                 32,998           (6,083)    54,856             14,694

  INCOME TAX BENEFIT (EXPENSE)                                     (14,689)           3,077    (24,591)            (3,387)
                                                                  --------         --------   --------           --------
  NET INCOME (LOSS)                                               $ 18,309         $ (3,006)  $ 30,265           $ 11,307
                                                                  ========         ========   ========           ========
  EARNINGS (LOSS) PER COMMON SHARE
            Basic                                                 $   0.45         $  (0.07)  $   0.75           $   0.28
                                                                  ========         ========   ========           ========
            Diluted                                               $   0.42         $  (0.07)  $   0.71           $   0.28
                                                                  ========         ========   ========           ========
  DIVIDENDS PER COMMON SHARE                                      $   0.03         $   0.03   $   0.06           $   0.06
                                                                  ========         ========   ========           ========
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       AND POTENTIAL COMMON SHARES OUTSTANDING:
            Basic                                                   40,382           40,141     40,337             40,138
            Diluted                                                 50,052           40,141     47,263             40,315


         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                   June 30,        December 31,
                                                                    2000               1999
                                                                 -----------       ------------
                                                                 (Unaudited)
                                                                     (Expressed in thousands
                                                                       except share amounts)
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                    $    42,145     $     6,267
 Accounts receivable                                               44,859          37,321
 Other receivables                                                 25,967          35,870
 Inventory - Product                                               15,767           7,209
 Inventories - Tubulars                                             9,645          10,352
 Other                                                              2,462           2,370
                                                              -----------     -----------
  Total current assets                                            140,845          99,389
                                                              -----------     -----------
PROPERTY AND EQUIPMENT:

 Oil and gas, on the basis of successful efforts accounting
  Proved properties being amortized                             1,601,916       1,638,321
  Unevaluated properties and properties
   under development, not being amortized                         220,726         144,357
 Pipelines, at cost                                                 7,095           6,984
 Other, at cost                                                    13,567          13,103
                                                              -----------     -----------
                                                                1,843,304       1,802,765
                                                              -----------     -----------
 Accumulated depreciation, depletion and amortization
  Oil and gas                                                  (1,066,039)     (1,006,542)
  Pipelines                                                        (1,656)         (1,534)
  Other                                                            (7,986)         (7,329)
                                                              -----------     -----------
                                                               (1,075,681)     (1,015,405)
                                                              -----------     -----------
 Property and equipment, net                                      767,623         787,360
                                                              -----------     -----------
OTHER ASSETS:
 Foreign tax net operating losses                                   5,299          16,237
 Foreign value added taxes receivable                              10,663          12,025
 Debt issue expenses                                               11,679          12,686
 Other                                                             21,301          20,496
                                                              -----------     -----------
                                                                   48,942          61,444
                                                              -----------     -----------
                                                              $   957,410     $   948,193
                                                              ===========     ===========


         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                               June 30,     December 31,
                                                                 2000          1999
                                                               ---------    -----------
                                                               (Unaudited)
                                                                (Expressed in thousands
                                                                 except share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - operating activities                       $ 21,218        $ 21,724
 Accounts payable - investing activities                         38,656          62,878
 Accrued interest payable                                         7,327           7,457
 Accrued dividends associated with
  preferred securities of a subsidiary trust                        813             813
 Accrued payroll and related benefits                             3,208           2,149
 Other                                                              475             208
                                                               --------        --------
  Total current liabilities                                      71,697          95,229
                                                               --------        --------
LONG-TERM DEBT                                                  365,000         375,000
DEFERRED FEDERAL INCOME TAX                                      57,108          51,177
DEFERRED CREDITS                                                 20,197          13,524
                                                               --------        --------
  Total liabilities                                             514,002         534,930
                                                               --------        --------
MINORITY INTEREST:
 Company-obligated mandatorily redeemable
 convertible preferred securities of a subsidiary trust,
 net of unamortized issue expenses                              144,837         144,751
                                                               --------        --------
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par; 2,000,000 shares authorized                 -               -
 Common stock, $1 par; 100,000,000 shares authorized,
  40,400,123 and 40,279,661 shares issued, respectively          40,400          40,279
 Additional capital                                             294,107         291,909
 Retained earnings (deficit)                                    (34,451)        (62,291)
 Treasury stock (15,575 shares) and other, at cost               (1,485)         (1,385)
                                                               --------        --------
  Total shareholders' equity                                    298,571         268,512
                                                               --------        --------
                                                               $957,410        $948,193
                                                               ========        ========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

         Condensed Consolidated Statements of Cash Flows  (Unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                                  ------------------------
                                                                      2000        1999
                                                                  (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                       $200,589   $  80,740
 Operating, exploration, and general
  and administrative expenses paid                                   (76,807)    (47,254)
 Interest paid                                                       (16,061)    (12,242)
 Federal income taxes received                                         3,000       6,446
 Federal income taxes paid                                            (3,000)     (8,000)
 Value added taxes received (paid)                                     1,362      (3,956)
 Other                                                                   301         597
                                                                    --------   ---------
  Net cash provided by operating activities                          109,384      16,331
                                                                    --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                (57,665)   (129,179)
 Proceeds from the sale of properties                                      -      81,983
                                                                    --------   ---------
  Net cash used in investing activities                              (57,665)    (47,196)
                                                                    --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of new debt                                        -     150,000
 Proceeds from issuance of new financing                                   -     150,000
 Borrowings under senior debt agreements                              67,000     250,053
 Payments under senior debt agreements                               (77,000)   (470,000)
 Payments of cash dividends on common stock                           (2,425)     (2,407)
 Payments of preferred dividends of a subsidiary trust                (4,875)          -
 Payment of financing issue expenses                                     (22)    (11,425)
 Proceeds from exercise of stock options and other                     1,876          59
                                                                    --------   ---------
  Net cash (used in) provided by financing activities                (15,446)     66,280
                                                                    --------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (395)       (305)
                                                                    --------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             35,878      35,110
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                 6,267       7,959
                                                                    --------   ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                  $ 42,145   $  43,069
                                                                    ========   =========
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                         $ 30,265   $  11,307
  Adjustments to reconcile net income to
   net cash provided by operating activities -
   Minority interest                                                   5,117         799
   Foreign currency transaction losses (gains)                         1,121        (409)
   Losses (gains) from the sales of properties                            14     (37,750)
   Depreciation, depletion and amortization                           66,046      47,245
   Dry hole and impairment                                             7,192       1,030
   Interest capitalized                                               (9,614)     (8,767)
   Deferred federal income taxes                                       6,373       6,139
   Change in operating assets and liabilities                          2,870      (3,263)
                                                                    --------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $109,384   $  16,331
                                                                    ========   =========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

         Consolidated Statements of Shareholders' Equity  (Unaudited)

                                                              Six Months Ended June 30,
                                                    -------------------------------------------
                                                             2000                   1999
                                                    ---------------------   --------------------
                                                      Shares      Amount      Shares      Amount
                                                    ----------   --------   ----------   --------
                                                    (Expressed in thousands, except share amounts)
COMMON STOCK:
 $1.00 par-100,000,000 shares authorized
 Balance at beginning of year                        40,279,661   $ 40,279   40,136,254  $ 40,136
 Stock options exercised                                120,462        121       8,250          8
 Adjustment for fractional shares and other                   -          -      13,132         13
                                                     ----------   --------   ----------  --------
 Issued at end of period                             40,400,123     40,400   40,157,636    40,157
                                                     ----------   --------   ----------  --------
ADDITIONAL CAPITAL:
 Balance at beginning of year                                      291,909                290,655
 Stock options exercised                                             2,198                     71
 Adjustment for fractional shares and other                              -                    (13)
                                                                  --------               --------
                                                                   294,107                290,713
                                                                  --------               --------
RETAINED EARNINGS (DEFICIT):
 Balance at beginning of year                                      (62,291)               (79,600)
 Net income                                                         30,265                 11,307
 Dividends ($0.06 per common share)                                (2,425)                 (2,407)
                                                                  --------               --------
 Balance at end of period                                         (34,451)                (70,700)
                                                                  --------               --------
TREASURY STOCK AND OTHER:
 Balance at beginning of year                           (15,575)    (1,385)    (15,575)    (1,531)
 Activity during the period                                   -       (100)          -        126
                                                     ----------   --------   ----------  --------
 Balance at end of period                               (15,575)    (1,485)    (15,575)    (1,405)
                                                     ----------   --------   ----------  --------
COMMON STOCK OUTSTANDING,
 AT THE END OF THE PERIOD                            40,384,548             40,142,061
                                                     ==========             ==========
 TOTAL SHAREHOLDERS' EQUITY                                       $298,571              $258,765
                                                                  ========              ========

         See accompanying notes to consolidated financial statements.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

(1)  GENERAL INFORMATION -

    The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results and are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. The financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

 (2)  LONG-TERM DEBT -

    Long-term debt and the amount due within one year at June 30, 2000 and December 31, 1999, consist of the following:

                                                                                          June 30,   December 31,
                                                                                            2000        1999
                                                                                          --------   -----------
                                                                                         (Expressed in thousands)

Senior debt -
 Bank revolving credit agreement
  LIBO Rate based loans, borrowings at an average interest rate of 7.8%                   $      -       $  5,000
 Uncommitted credit lines with banks, borrowings at an average interest rate of 5.9%             -          5,000
                                                                                          --------       --------
 Total senior debt                                                                               -         10,000
                                                                                          --------       --------
Subordinated debt -
 8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                                  100,000        100,000
 10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                                 150,000        150,000
 5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                             115,000        115,000
                                                                                          --------       --------
 Total subordinated debt                                                                   365,000        365,000
                                                                                          --------       --------
Long-term debt, none due within one year                                                  $365,000       $375,000
                                                                                          ========       ========

    Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999, for a further discussion of the Company's debt agreements. Effective May 3, 2000, the borrowing base under the Company's bank revolving credit agreement was increased to $200,000,000 and the restriction against new indebtedness was increased a corresponding amount to $565,000,000. As of June 30, 2000 $34,700,000 was available to the Company for common stock dividends under the most restrictive covenants included in the indentures governing the Company's various debt agreements.

 (3)  IMPACT OF SFAS 133 -

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

                    POGO PRODUCING COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)

 (4)  BUSINESS SEGMENT INFORMATION -

    Financial information by operating segment is presented below:

                                                           Company    Oil and Gas   Pipelines    Other
                                                           --------   -----------   ---------   --------
                                                                     (Expressed in thousands)
        LONG-LIVED ASSETS:
             As of June 30, 2000:
                  United States                            $423,372      $414,720      $5,439   $ 3,213
                  Kingdom of Thailand                       337,187       335,123           -     2,064
                  Canada                                      7,064         6,760           -       304
                                                           --------      --------      ------   -------
                  Total                                    $767,623      $756,603      $5,439   $ 5,581
                                                           ========      ========      ======   =======
             As of December 31, 1999:
                  United States                            $440,914      $432,034      $5,450   $ 3,430
                  Kingdom of Thailand                       340,204       338,084           -     2,120
                  Canada                                      6,242         6,018           -       224
                                                           --------      --------      ------   -------
                  Total                                    $787,360      $776,136      $5,450   $ 5,774
                                                           ========      ========      ======   =======
        REVENUES:
             For the three months ended June 30, 2000
                  United States                            $ 67,977      $ 64,595      $3,210   $   172
                  Kingdom of Thailand                        42,975        42,890           -        85
                  Canada                                      1,045         1,045           -         -
                                                           --------      --------      ------   -------
                  Total                                    $111,997      $108,530      $3,210   $   257
                                                           ========      ========      ======   =======
             For the three months ended June 30, 1999
                  United States                            $ 38,969      $ 37,218      $1,482   $   269
                  Kingdom of Thailand                         4,959         5,042           -       (83)
                  Canada                                        900           899           -         1
                                                           --------      --------      ------   -------
                  Total                                    $ 44,828      $ 43,159      $1,482   $   187
                                                           ========      ========      ======   =======
             For the six months ended June 30, 2000
                  United States                            $134,400      $128,031      $6,592   $  (223)
                  Kingdom of Thailand                        81,194        81,108           -        86
                  Canada                                      1,902         1,868           -        34
                                                           --------      --------      ------   -------
                  Total                                    $217,496      $211,007      $6,592   $  (103)
                                                           ========      ========      ======   =======
             For the six months ended June 30, 1999
                  United States                            $108,856      $ 68,789      $2,472   $37,595
                  Kingdom of Thailand                        10,114        10,187           -       (73)
                  Canada                                      1,904         1,918           -       (14)
                                                           --------      --------      ------   -------
                  Total                                    $120,874      $ 80,894      $2,472   $37,508
                                                           ========      ========      ======   =======
        OPERATING INCOME (LOSS):
             For the three months ended June 30, 2000
                  United States                            $ 18,973      $ 18,919      $ (118)  $   172
                  Kingdom of Thailand                        21,172        21,087           -        85
                  Canada                                       (374)         (374)          -         -
                                                           --------      --------      ------   -------
                  Total                                    $ 39,771      $ 39,632      $ (118)  $   257
                                                           ========      ========      ======   =======
             For the three months ended June 30, 1999
                  United States                            $  1,259      $  1,157      $ (167)  $   269
                  Kingdom of Thailand                        (2,234)       (2,151)          -       (83)
                  Canada                                       (790)         (791)          -         1
                                                           --------      --------      ------   -------
                  Total                                    $ (1,765)     $ (1,785)     $ (167)  $   187
                                                           ========      ========      ======   =======
             For the six months ended June 30, 2000
                  United States                            $ 31,989      $ 32,552      $ (340)  $  (223)
                  Kingdom of Thailand                        36,535        36,449           -        86
                  Canada                                       (567)         (601)          -        34
                                                           --------      --------      ------   -------
                  Total                                    $ 67,957      $ 68,400      $ (340)  $  (103)
                                                           ========      ========      ======   =======
             For the six months ended June 30, 1999
                  United States                            $ 33,125      $ (4,397)     $  (73)  $37,595
                  Kingdom of Thailand                        (6,391)       (6,318)          -       (73)
                  Canada                                     (1,618)       (1,604)          -       (14)
                                                           --------      --------      ------   -------
                  Total                                    $ 25,116      $(12,319)     $  (73)  $37,508
                                                           ========      ========      ======   =======

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

 (5)  EARNINGS PER SHARE -

     Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below, in thousands, except per share amounts:

                                               Three Months Ended                  Six Months Ended
                                                 June 30, 2000                       June 30, 2000
                                       ---------------------------------  -----------------------------------
                                        Income     Shares     Per Share   Income       Shares       Per Share
                                       ---------  ---------   ----------  --------   ----------    ----------
BASIC EARNINGS PER SHARE -              $18,309      40,382      $ 0.45   $30,265       40,337         $ 0.75
                                                                 ======                                ======
Effect of dilutive securities:
 Options to purchase common shares            -         628                     -          610
 2006 Notes                               1,028       2,726                     -            -
 Trust Preferred Securities               1,584       6,316                 3,169        6,316
                                        -------      ------               -------       ------
DILUTED EARNINGS PER SHARE              $20,921      50,052      $ 0.42   $33,434       47,263         $ 0.71
                                        =======      ======      ======   =======       ======         ======
Antidilutive securities -
 Options to purchase common shares            -         224      $34.82         -          226         $34.72
 2006 Notes                                   -           -           -     2,056        2,726         $ 0.75

                                               Three Months Ended                  Six Months Ended
                                                 June 30, 2000                       June 30, 2000
                                       ---------------------------------  -----------------------------------
                                        Income     Shares     Per Share   Income       Shares       Per Share
                                       ---------  ---------   ----------  --------   ----------    ----------
BASIC EARNINGS PER SHARE -              $(3,006)     40,141      $(0.07)  $11,307          40,121      $ 0.28
                                                                 ======                                ======
Effect of dilutive securities:
 Options to purchase common shares            -           -                     -              17
                                        -------      ------               -------          ------
DILUTED EARNINGS PER SHARE              $(3,006)     40,141      $(0.07)  $11,307          40,138      $ 0.28
                                        =======      ======      ======   =======          ======      ======
Antidilutive securities -
 Options to purchase common shares            -       2,521      $19.35         -           2,195      $21.14
 2006 Notes                               1,028       2,726      $ 0.38     2,056           2,726      $ 0.75
 Trust Preferred Securities (a)             488       1,943      $ 0.25       490             977      $ 0.50

     (a)  The Trust Preferred Securities were issued on June 2, 1999.

 (6)  COMPREHENSIVE INCOME -

     During 1998, the Company adopted the Financial Accounting Standards Board's
(FASB) Reporting Comprehensive Income ("SFAS 130"). Currently there are no significant amounts to be included in the computation of comprehensive income of the Company, as defined, that are required to be disclosed under the provisions of SFAS 130.

                    POGO PRODUCING COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

 (7)  PRICE HEDGE TRANSACTIONS -

      During the first six months of 2000, approximately 26% of the Company's equivalent production was subject to hedge positions. No significant amounts of hedge positions were held by the Company in the first six months of 1999 and approximately 7% of the Company's equivalent production was subject to hedge positions in all of 1999.

      As of June 30, 2000, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                                       NYMEX Contract Price per MMBtu(a)
                                                                       ----------------------------------
                                                                                           Collars             Fair
                                                      Volume in                       -------------------     Market
          Period                                       MMBtu(a)           Swaps       Floors     Ceilings    Value (b)
          ------                                      ---------           -----       ------     --------    ---------
           Price Swap Contracts
                July 2000 -- August 2000                    930           $ 2.87              -           -   $(1,520,000)
                July 2000 -- August 2000                  1,240           $ 2.53              -           -   $(2,458,000)
           Collar Contract
                July 2000 -- September 2000               3,680                -         $ 2.25      $ 2.80   $(6,204,000)


           As of June 30, 2000, the Company had entered into commodity price hedging contracts with respect to its crude oil and condensate production for 2000 as follows:

                                                                           NYMEX Contract Price per Bbl
                                                                          ------------------------------
                                                                                           Collars             Fair
                                                      Volume in                       -------------------     Market
           Period                                       Bbls              Swaps       Floors     Ceilings    Value (b)
           ------                                     ---------           -----       ------     --------    ---------
           Price Swap Contract
                July 2000 -- December 2000              368,000           $21.15              -           -   $(3,208,000)
           Collar Contracts
                July 2000 -- September 2000              92,000                -         $21.00       25.00   $  (708,000)
                July 2000 -- December 2000              184,000                -         $21.00       25.03   $  (890,000)

      (a) MMBtu means million British Thermal Units
      (b) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at June 30, 2000.

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

 RESULTS OF OPERATIONS

     Net income

     The Company reported net income for the second quarter of 2000 of $18,309,000 or $0.45 per share ($20,921,000 or $0.42 per share on a diluted basis), compared to a net loss for the second quarter of 1999 of $3,006,000 or $0.07 per share (on both a basic and a diluted basis). For the first six months of 2000, the Company reported net income of $30,265,000 or $0.75 per share ($33,434,000 or $0.71 per share on a diluted basis) compared to net income for the first six months of 1999 of $11,307,000 or $0.28 per share (on both a basic and a diluted basis). The increase in net income during the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, was primarily related to increased oil and gas revenues resulting from improved oil and gas production levels and prices. The net income reported in the first six months of 1999 was related to gains recognized by the Company from the sale of certain properties, most of which were recognized in the first quarter of 1999.

     Earnings per common share are based on the weighted average number of common shares outstanding for the respective periods. The increase in the weighted average number of common shares outstanding for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted primarily from the issuance of common stock upon the exercise of stock options pursuant to the Company's incentive plans. The earnings per share computation on a diluted basis in the periods presented primarily reflects additional shares of common stock issuable upon the assumed conversion of the Company's 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities due 2029 (the "Trust Preferred Securities") and, to a lesser extent, additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. In addition, the earnings per share computation on a diluted basis for the second quarter of 2000 reflects additional shares issuable upon the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2006.

     Total Revenues

     The Company's total revenues for the second quarter of 2000 were $111,997,000, an increase of approximately 150% from total revenues of $44,828,000 for the second quarter of 1999. The Company's total revenues for the first six months of 2000 were $217,496,000, an increase of approximately 80% compared to total revenues of $120,874,000 for the first six months of 1999.
The increase in the Company's total revenues for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted primarily from a substantial increase in oil and gas revenues and, to a much lesser extent, pipeline sales that was only partially offset by a decrease in gain on sales of certain Company properties.

     Oil and Gas Revenues

     The Company's oil and gas revenues for the second quarter of 2000 were $108,530,000, an increase of approximately 151% from oil and gas revenues of $43,159,000 for the second quarter of 1999. The Company's oil and gas revenues for the first six months of 2000 were $211,007,000, an increase of approximately 161% from oil and gas revenues of $80,894,000 for the first six months of 1999. The following table (expressed in thousands) reflects an analysis of variances in the Company's oil and gas revenues between 2000 and 1999:

Increase (decrease) in oil and gas revenues resulting from variances in:

                                                      2nd QTR 2000     1st HALF 2000
                                                       COMPARED TO      COMPARED TO
                                                      2nd QTR 1999     1st HALF 1999
                                                      --------------   ---------------
  NATURAL GAS --
     Price                                                   $ 7,708          $ 17,095
     Production                                               10,781            21,017
                                                             -------          --------
                                                              18,489            38,112
                                                             -------          --------
  CRUDE OIL AND CONDENSATE --
     Price                                                    14,964            34,172
     Production                                               29,640            53,630
                                                             -------          --------
                                                              44,604            87,802
                                                             -------          --------
  NATURAL GAS LIQUIDS ("NGL")                                  2,278             4,199
                                                             -------          --------
     Increase (decrease) in oil and gas revenues             $65,371          $130,113
                                                             -------          --------


     The increase in the Company's oil and gas revenues for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, is primarily related to increases in the Company's natural gas and oil, condensate and NGL ("liquid hydrocarbons") production volumes and, to a lesser extent, an increase in the price that it received for its liquid hydrocarbons and natural gas production volumes.

Comparison of Increases (Decreases) in:
NATURAL GAS --                                                2nd QUARTER                     1st SIX MONTHS
                                                         -------------------      %         --------------------         %
                                                           2000       1999      CHANGE        2000        1999         CHANGE
                                                         --------    -------    ------      -------      -------       ------
   Average prices
      North America (a)                                   $  3.00    $  2.18      38%       $  2.88      $  1.96         47%
      Kingdom of Thailand (b)                             $  2.20    $  1.34      64%       $  2.08      $  1.43         45%
           Company-wide average price                     $  2.73    $  2.02      35%       $  2.61      $  1.86         40%
   Average daily production volumes (MMcf per day)
      North America (a)(c)                                  107.8       96.5      12%         112.7        101.7         11%
      Kingdom of Thailand                                    55.1       23.0     140%          56.8         24.2        135%
                                                         --------    -------    ------      -------      -------       ------
           Company-wide average daily production            162.9      119.5      36%         169.5        125.9         35%
                                                         ========    =======    ======      =======      =======       ======

--------------------

          (a) North American average prices and production reflect production from the United States and Canada. The average prices received for North American production reflect the effect of the Company's hedging transactions during the relevant period. See "Liquidity and Capital Resources - Other Matters; Current Hedging Activity."
          (b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in dollars based on the revenue recorded in the Company's financial records.
          (c) "MMcf" stands for million cubic feet.

Comparison of Increases (Decreases) in:
CRUDE OIL AND CONDENSATE--                                    2nd QUARTER                     1st SIX MONTHS
                                                         -------------------      %         --------------------         %
                                                           2000       1999      CHANGE        2000        1999         CHANGE
                                                         --------    -------    ------      -------      -------       ------
   Average prices
      North America (a)                                   $ 26.59    $ 15.99      66%       $ 26.15      $ 13.71         91%
      Kingdom of Thailand                                 $ 31.16    $ 18.45      69%       $ 29.00      $ 16.38         77%
           Company-wide average price                     $ 28.68    $ 16.24      77%       $ 27.46      $ 13.96         97%
   Average daily production volumes (Bbls per day)
      North America (a)(b)                                 13,348     11,893      12%        13,350       12,662          5%
      Kingdom of Thailand                                  11,234      1,331     744%        11,297        1,329        750%
                                                         --------    -------    ------      -------      -------       ------
           Company-wide average daily production           24,582     13,224      86%        24,647       13,991         76%
                                                         ========    =======    ======      =======      =======       ======
TOTAL LIQUID HYDROCARBONS --
           Company-wide average daily production
            (Bbls per day)                                 27,132     14,824      83%        26,887       15,875         83%
                                                         ========    =======    ======      =======      =======       ======

-------------------------

   (a) North American average prices and production reflect production from the United States and Canada. The average prices received for North American production reflects the effect of the Company's hedging transactions during the relevant period. See "Liquidity and Capital Resources-Other Matters; Current Hedging Activity."
   (b) "BBLs" stands for barrels.

     Natural Gas

     Thailand Prices. The price that the Company receives under the Gas Sales Agreement with the Petroleum Authority of Thailand ("PTT") is subject to a penalty provision if the Company does not meet the minimum delivery requirements set forth in the agreement. During the first six months of 1999, the Company and its joint venture partners did not meet the contractual minimum delivery requirements under the Gas Sales Agreement. This permitted PTT to reduce the price it paid on a portion of the natural gas which the Company sold to PTT during that period by 25% from the then current contract price. As a result of new production from new facilities installed in the Tantawan Field during the second quarter of 1999 and the commencement of production from the Benchamas Field during the third quarter of 1999, the Company has generally been able to meet its contractual minimum delivery obligations to PTT and is currently receiving the full contract price.

     Production. The increase in the Company's natural gas production during the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, was related in large measure to increased production from the Tantawan Field and production from the Benchamas Field which commenced during the third quarter of 1999 and, to a lesser extent, increased production from the Company's domestic properties, including its East Cameron Block 270 Field and certain of its Permian basin fields.

     Crude Oil and Condensate

     Thailand Prices. Since the inception of production, crude oil and condensate has been stored offshore until an economic quantity was accumulated for offloading and sale. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, which are denominated in U.S. dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

     Production. The increase in the Company's crude oil and condensate production from the Gulf of Thailand during the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted from production from the Benchamas Field during the third quarter of 1999 and, to a lesser extent, increased production from the Tantawan Field. The increase in the Company's North American crude oil and condensate production during the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted from increased production from its Permian basin fields that was only partially offset by the anticipated natural decline in oil and condensate production from certain of the Company's offshore properties.

     NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The increase in NGL revenues for the second quarter of 2000, compared with the second quarter of 1999, related to increased NGL production volumes, primarily from its Permian basin properties and, to a lesser extent, an increase in the average price that the Company received for its NGL production. The increase in NGL revenues for the first six months of 2000, compared with the first six months of 1999, related to an increase in the average price that the Company received for its NGL production volumes and, to a lesser extent, an increase in NGL production volumes.

     Costs and Expenses

Comparison of Increases (Decreases) in:

                                                     2nd Quarter                               1st Six Months
                                             ---------------------------      %          ----------------------------    %
                                                  2000          1999          Change        2000             1999      Change
                                             -------------   -----------      ------     ------------     -----------  ------
   LEASE OPERATING EXPENSES
      North America                          $ 14,859,000    $11,488,000        29%      $ 29,243,000     $22,944,000    27%
      Kingdom of Thailand                    $  9,356,000    $ 1,464,000       539%      $ 16,763,000     $ 5,573,000   201%
            Total Lease Operating Expenses   $ 24,215,000    $12,952,000        87%      $ 46,006,000     $28,517,000    61%
   PIPELINE OPERATING AND NATURAL

     GAS PURCHASES                           $  3,156,000    $ 1,336,000    136%    $  6,546,000    $ 2,198,000   198%
   GENERAL AND ADMINISTRATIVE EXPENSES       $  7,539,000    $ 6,746,000     12%    $ 17,962,000    $13,629,000    32%
   EXPLORATION EXPENSES                      $  2,114,000    $ 1,374,000     54%    $  5,787,000    $ 3,139,000    84%
   DRY HOLE AND IMPAIRMENT EXPENSES          $  2,120,000    $   791,000    168%    $  7,192,000    $ 1,030,000   598%
   DEPRECIATION, DEPLETION AND
      AMORTIZATION (DD&A) EXPENSES           $ 33,082,000    $23,394,000     41%    $ 66,046,000    $47,245,000    40%
      DD&A rate                                     $1.10          $1.20     (8%)          $1.08          $1.11    (4%)
      Mcfe produced (a)                        29,637,000     18,965,000     56%      60,205,000     40,033,000    50%
----------------------
(a)   "Mcfe" stands for thousands of
 cubic feet equivalent.


Comparison of Increases (Decreases) in:

                                                     2nd Quarter                               1st Six Months
                                             ---------------------------      %          ----------------------------    %
                                                  2000          1999          Change        2000             1999      Change
                                             -------------   -----------      ------     ------------     -----------  ------
   INTEREST--
      Charges                                $  8,210,000    $ 9,234,000       (11%)     $ 16,956,000     $19,109,000    (11%)
      Interest Income                        $    186,000    $   238,000       (22%)     $    479,000     $   310,000     55%
      Capitalized Interest Expense           $  4,604,000    $ 5,017,000        (8%)     $  9,614,000     $ 8,767,000     10%
   MINORITY INTEREST - Dividends and costs
      Associated with Preferred
       Securities of a Subsidiary Trust      $ (2,559,000)   $  (799,000)      220%      $ (5,117,000)    $  (799,000)   540%
   FOREIGN CURRENCY TRANSACTION
     GAIN (LOSS)                             $   (794,000)   $   460,000       N/A       $ (1,121,000)    $   409,000    N/A
   INCOME TAX BENEFIT (EXPENSE)              $(14,689,000)   $ 3,077,000       N/A       $(24,591,000)    $(3,387,000)   626%

     Lease Operating Expenses.

     The increase in North American lease operating expenses for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, related in large measure to non-budgeted equipment repairs in the Gulf of Mexico, the acceleration of annual routine maintenance and repair on the Company's Western Division properties, increased severance taxes resulting from increased revenues from the Company's non-U.S. government owned properties and increased transportation and processing expenses resulting from increased production on certain of the Company's offshore Gulf of Mexico properties. The increase in lease operating expenses in the Kingdom of Thailand for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, primarily related to the fact that, prior to the commencement of production in the third quarter of 1999, no lease operating expenses were incurred by the Company in the Benchamas field. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relates to the lease payments made in connection with the bareboat charter of the FPSO for the Tantawan field and the FSO for the Benchamas field. Collectively, these lease payments accounted for $3,757,000, $7,513,000, $3,281,000 and $6,023,000 (net to the Company's interest) of the Company's Thailand lease operating expenses for the second quarter and first six months of 2000 and the second quarter and first six months of 1999, respectively.

     Pipeline Operating and Natural Gas Purchases

     Revenue from the sale of natural gas is reported as revenue under "Pipeline sales and other." Prior to the acquisition of the Pogo Onshore Pipeline interests, the Company did not separately report its pipeline operating expenses or revenues, nor did it purchase any natural gas for resale to customers of its pipelines. The increase in pipeline operating expenses and natural gas purchase costs for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, primarily related to increased purchases of natural gas resulting from increased natural gas sales by the Company.

     General and Administrative Expenses

     The increase in general and administrative expenses for the second quarter and first six months of 2000, compared with the second quarter and first six months of 1999, related to, among other items, an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments and, with respect to the six month comparative periods, increased expenses associated with the Company's Thailand operations related to the commencement of production from the Benchamas field.

     Exploration Expenses

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The increase in exploration expense for the second quarter of 2000, compared to the second quarter of 1999, resulted primarily from generally increased geophysical activity by the Company in: Canada, where a significant 3-D seismic survey was acquired; Hungary, where approximately 800 kilometers of proprietary 2-D seismic survey commenced; and in Thailand, where additional 3-D seismic data was acquired and existing 3-D seismic data was reprocessed. The increase in exploration expense for the first six months of 2000, compared to the first six months of 1999, resulted primarily from increased geophysical activity by the Company in the previously mentioned areas as well as expenses related to 3-D seismic surveys acquired in the offshore Gulf of Mexico and on the Company's exploration leases in the United Kingdom sector of the North Sea.

     Depreciation, Depletion and Amortization Expenses

     The increase in the Company's depreciation, depletion and amortization ("DD&A") expense for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted primarily from an increase in the Company's natural gas and liquid hydrocarbon production, that was only partially offset by a decrease in the Company's composite DD&A rate.

     The decrease in the composite DD&A rate for all of the Company's producing fields for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate (principally the Benchamas Field and certain Permian basin properties) and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate.

     Interest

     Interest Charges. The decrease in the Company's interest charges for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted primarily from a decrease in the average amount of the Company's outstanding debt, primarily due to the issuance of the Trust Preferred Securities in the second quarter of 1999, and, to a lesser extent, increased cash flow from operations that was not entirely offset by increased average interest rates on the debt outstanding. As of July 31, 2000, the Company was not a party to any interest rate swap agreements.

     Capitalized Interest. The decrease in capitalized interest for the second quarter of 2000, compared to the second quarter of 1999, resulted primarily from a decrease in the amount of capital expenditures subject to interest capitalization during the second quarter of 2000 ($225,405,000), compared to the second quarter of 1999 ($248,340,000), that was only partially offset by an increase in the interest rate discussed above that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. The increase in capitalized interest for the first six months of 2000, compared to the first six months of 1999, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the first six months of 2000 ($229,920,000), compared to the first quarter of 1999 ($218,044,000) and, to a lesser extent, from an increase in the interest rate discussed above that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the development of the Benchamas field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

     Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

     Pogo Trust I, a business trust in which the Company owns all of the issued common securities, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. Therefore the amounts recorded for the second quarter and first six months of 1999 under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflected cumulative unpaid dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities for a small portion of such periods. The amounts recorded for such expenses for second quarter and first six months of 2000 are indicative of future expenses that will be incurred during the term of the Trust Preferred Securities.

     Foreign Currency Transaction Losses

     The foreign currency transaction losses reported for the second quarter and first six months of 2000 and the foreign currency transaction gains reported for the second quarter and first six months of 1999 resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. During the second quarter and first six months of 2000, the value of the Thai Baht weakened against the U.S. dollar, resulting in a foreign currency transaction loss. The Company cannot predict what the Thai Baht to U.S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of July 31, 2000, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

     Income Tax Expense

     The increase in the Company's income tax expense for the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, resulted primarily from increased pre-tax income and the increased contribution to pre-tax income from the Company's Kingdom of Thailand operations which are subjected to a tax rate in excess of the U.S. statutory tax rate. Management currently expects that its foreign taxes will constitute a substantial portion of its overall tax burden for the foreseeable future.


  LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     The Company's Condensed Consolidated Statement of Cash Flows for the first six months of 2000 reflects net cash provided by operating activities of $109,384,000. In addition to net cash provided by operating activities, the Company received $1,876,000, primarily from the exercise of stock options.

     During the first six months of 2000, the Company invested $57,665,000 of such cash flow in capital projects, repaid a net $10,000,000 under its senior debt agreements and paid $2,425,000 (two quarterly dividend payments of $0.03 per share) in cash dividends to holders of the Company's common stock and paid $4,875,000 in cash distributions to holders of its Trust Preferred Securities. As of June 30, 2000, the Company's cash and cash equivalents were $42,145,000 and its long-term debt stood at $365,000,000.

     Effective May 3, 2000, the borrowing base under the Company's revolving credit facility was increased to $200,000,000 and restriction against new indebtedness was increased a corresponding amount to $565,000,000. As of August 1, 2000, the Company had $200,000,000 of availability under its revolving credit facility and its unsecured credit line.

     Future Capital Requirements

     The Company's capital and exploration budget for 2000, which does not include any amounts that may be expended for the purchase of proved reserves, was established by the Company's Board of Directors at $200,000,000. The Company currently anticipates that its available cash and cash equivalents, cash provided by operating activities and funds available under its credit agreement, uncommitted credit line and banker's acceptance facility will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2000, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share to be paid on August 18, 2000 to shareholders of record on August 4, 2000). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends and distributions under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Other Matters

     Year 2000 Readiness Disclosure. Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 and reference is made to the information contained there. There has been no material change in the Company's Year 2000 readiness since that information was disclosed.

     Current Hedging Activity. From time to time, the Company has used and may continue to use hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements. During the first six months of 2000, approximately 26% of the Company's equivalent oil and natural gas production was subject to hedge positions. No significant amounts of the Company's equivalent oil and natural gas production were subject to hedge positions during the first six months of 1999.

                          PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

     The registrant held its annual meeting of stockholders in Houston, Texas on April 25, 2000. The following sets forth the items that were put to a vote of the stockholders and the results thereof concerning:

     (A) election of three directors, each for a term of three years. The vote tabulation for each nominee was as follows:

                                          For       Withheld
                                         -----      --------
               Robert H. Campbell      37,961,482    121,669
               Gerrit W. Gong          37,962,269    120,882
               Stephen A. Wells        37,962,070    121,081

     (B) approval of the Company's 2000 Incentive Plan, including the reservation of 1,000,000 shares of the Company's common stock for issuance in connection therewith, with 26,416,240 shares of stock cast for approval, 11,580,931 shares against approval and 85,979 absentions.

     (C) ratification of the appointment of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the registrant for the year 2000, with 38,040,648 shares of stock cast for the appointment, 16,007 against the appointment, and 26,496 abstentions and broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

     (A)  Exhibits

      4.1 -- Fourth Amendment dated May 3, 2000, to Amended and Restated Credit Agreement dated as of August 1, 1997 among Pogo Producing Company, certain commercial lending institutions, Bank of Montreal as the Agent and Banque Paribas as the Co-Agent.

     27        -- Financial Data Schedule

     (B)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     POGO PRODUCING COMPANY
                                         (Registrant)


                                          /s/ Thomas E. Hart
                                     -----------------------------
                                              Thomas E. Hart
                                              Vice President and Chief
                                               Accounting Officer



                                          /s/ James P. Ulm, II
                                     -----------------------------
                                              James P. Ulm, II
                                              Vice President and Chief
                                               Financial Officer


Date: August 9, 2000