Form 10-Q
period 2000-09-30
POGO PRODUCING CO
filed 2000-11-08
CIK 230463

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

     For the quarterly period ended     September 30, 2000           or

[__] Transition report pursuant to section 13 or 15[d] of the Securities
     Exchange Act of 1934 For the transition period from........to.......

     Commission file number 1-7792



                            Pogo Producing Company
            [Exact Name of Registrant as Specified in Its Charter]


             Delaware                                    74-1659398
   [State of Other Jurisdiction of                     [I.R.S. Employer
   Incorporation or Organization]                     Identification No.]



     5 Greenway Plaza, Suite 2700
           Houston, Texas                                77046-0504
[Address or principal executive offices]                 [Zip Code]

                                [713] 297-5000
--------------------------------------------------------------------------------
              Registrant's Telephone Number, Including Area Code]



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




Registrant's number of common shares outstanding as of September 30, 2000:
40,521,081

                         Part I. Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                        -------------------------      --------------------------
                                                           2000           1999             2000           1999
                                                        ----------    -----------      -----------    -----------
                                                          (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                        $  126,472    $   67,195       $   337,479    $   148,089
     Pipeline sales and other                                3,362         2,190             9,865          4,420
     Gains (losses) on sales                                     0          (247)              (14)        37,503
                                                        -----------   ----------       -----------    -----------
          Total                                            129,834        69,138           347,330        190,012
                                                        -----------   ----------       -----------    -----------

Operating Costs and Expenses:
     Lease operating                                        23,375        19,712            69,381         48,229
     Pipeline operating and natural gas purchases            3,576         1,307            10,122          3,505
     General and administrative                              8,605         7,057            26,567         20,686
     Exploration                                             2,694           801             8,481          3,940
     Dry hole and impairment                                 6,570           930            13,762          1,960
     Depreciation, depletion and amortization               31,477        27,422            97,523         74,667
                                                        ----------    ----------       -----------    -----------
          Total                                             76,297        57,229           225,836        152,987
                                                        ----------    ----------       -----------    -----------

Operating Income                                            53,537        11,909           121,494         37,025
                                                        ----------    ----------       -----------    -----------

Interest:
     Charges                                                (8,504)       (8,305)          (25,460)       (27,414)
     Income                                                    774           588             1,253            898
     Capitalized                                             5,546         4,670            15,160         13,437
Minority Interest - Dividends and costs associated
      with preferred securities of a subsidiary trust       (2,351)       (2,557)           (7,468)        (3,356)
Foreign Currency Transaction Loss                             (930)       (2,014)           (2,051)        (1,605)
                                                        ----------    ----------       -----------    -----------

Income Before Income Taxes                                  48,072         4,291           102,928         18,985

Income Tax Expense                                         (21,177)       (1,554)          (45,768)        (4,941)
                                                        ----------    ----------       -----------    -----------

Net Income                                              $   26,895    $    2,737       $    57,160    $    14,044
                                                        ==========    ==========       ===========    ===========

Earnings Per Common Share

          Basic                                         $     0.67    $     0.07       $      1.42    $      0.35
                                                        ==========    ==========       ===========    ===========
          Diluted                                       $     0.59    $     0.07       $      1.30    $      0.35
                                                        ==========    ==========       ===========    ===========

Dividends Per Common Share                              $     0.03    $     0.03       $      0.09    $      0.09
                                                        ==========    ==========       ===========    ===========

Weighted Average Number of Common Shares
     and Potential Common Shares Outstanding:
          Basic                                             40,403        40,185            40,359         40,154
          Diluted                                           50,068        40,510            50,016         40,370

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                       September 30,         December 31,
                                                                           2000                  1999
                                                                       -------------         ------------
                                                                        (Unaudited)
                                                                            (Expressed in thousands
                                                                             except share amounts)
                                Assets

Current Assets:
   Cash and cash equivalents                                             $    68,292          $      6,267
   Accounts receivable                                                        63,453                37,321
   Other receivables                                                          19,679                35,870
   Inventory - Product                                                        16,519                 7,209
   Inventories - Tubulars                                                      8,877                10,352
   Other                                                                       1,877                 2,370
                                                                         -----------          ------------
      Total current assets                                                   178,697                99,389
                                                                         -----------          ------------

Property and Equipment:

   Oil and gas, on the basis of successful efforts accounting
      Proved properties being amortized                                    1,626,757             1,638,321
      Unevaluated properties and properties
           under development, not being amortized                            237,954               144,357
   Pipelines, at cost                                                          7,095                 6,984
   Other, at cost                                                             13,640                13,103
                                                                         -----------          ------------
                                                                           1,885,446             1,802,765
                                                                         -----------          ------------
   Accumulated depreciation, depletion and amortization
      Oil and gas                                                         (1,097,021)           (1,006,542)
      Pipelines                                                               (1,718)               (1,534)
      Other                                                                   (8,371)               (7,329)
                                                                         -----------          ------------
                                                                          (1,107,110)           (1,015,405)
                                                                         -----------          ------------
   Property and equipment, net                                               778,336               787,360
                                                                         -----------          ------------

Other Assets:
   Foreign tax net operating losses                                              710                16,237
   Foreign value added taxes receivable                                        6,553                12,025
   Debt issue expenses                                                        11,231                12,686
   Other                                                                      21,789                20,496
                                                                         -----------          ------------
                                                                              40,283                61,444
                                                                         -----------          ------------

                                                                         $   997,316          $    948,193
                                                                         ===========          ============


         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                       September 30,         December 31,
                                                                           2000                  1999
                                                                       -------------         ------------
                                                                        (Unaudited)
                                                                            (Expressed in thousands
                                                                             except share amounts)
                 Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable - operating activities                              $     25,383           $    21,724
   Accounts payable - investing activities                                    31,016                62,878
   Accrued interest payable                                                    7,261                 7,457
   Accrued dividends associated with
        preferred securities of a subsidiary trust                               813                   813
   Accrued payroll and related benefits                                        2,098                 2,149
   Other                                                                         546                   208
                                                                        ------------           -----------
        Total current liabilities                                             67,117                95,229
                                                                        ------------           -----------

Long-Term Debt                                                               365,000               375,000
Deferred Income Tax                                                           79,955                51,177
Deferred Credits                                                              13,260                13,524
                                                                        ------------           -----------
        Total liabilities                                                    525,332               534,930
                                                                        ------------           -----------

Minority Interest:
   Company-obligated mandatorily redeemable
   convertible preferred securities of a subsidiary trust,
   net of unamortized issue expenses                                         144,856               144,751
                                                                        ------------           -----------

Shareholders' Equity:
   Common stock, $1 par; 100,000,000 shares authorized,
        40,536,656 and 40,279,661 shares issued, respectively                 40,536                40,279
   Additional capital                                                        296,818               291,909
   Retained earnings (deficit)                                                (8,771)              (62,291)
   Treasury stock (15,575 shares) and other, at cost                          (1,455)               (1,385)
                                                                        ------------           -----------
        Total shareholders' equity                                           327,128               268,512
                                                                        ------------           -----------

                                                                        $    997,316           $   948,193
                                                                        ============           ===========

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                    ---------------------------------------
                                                                           2000                  1999
                                                                    ----------------       ----------------
                                                                           (Expressed in thousands)
    Cash Flows from Operating Activities:
         Cash received from customers                               $        310,888       $       135,812
         Operating, exploration, and general
              and administrative expenses paid                              (110,892)              (73,521)
         Interest paid                                                       (24,119)              (21,890)
         Federal income taxes received                                         3,000                 6,446
         Federal income taxes paid                                            (3,000)              (13,000)
         Value added taxes received (paid)                                     5,472                  (791)
         Other                                                                  (318)                   94
                                                                    -----------------      ----------------
              Net cash provided by operating activities                      181,031                33,150
                                                                    -----------------      ----------------

    Cash Flows from Investing Activities:
         Capital expenditures                                               (101,311)             (156,754)
         Proceeds from the sale of properties                                      -                81,989
                                                                    -----------------      ----------------
              Net cash used in investing activities                         (101,311)              (74,765)
                                                                    -----------------      ----------------

    Cash Flows from Financing Activities:
         Proceeds from issuance of new debt                                        -               150,000
         Proceeds from issuance of new financing                                   -               150,000
         Borrowings under senior debt agreements                              67,000               250,053
         Payments under senior debt agreements                               (77,000)             (470,000)
         Payments of cash dividends on common stock                           (3,640)               (3,612)
         Payments of preferred dividends of a subsidiary trust                (7,314)               (2,484)
         Payment of financing issue expenses                                    (131)              (11,943)
         Proceeds from exercise of stock options and other                     4,497                   555
                                                                    -----------------      ----------------
              Net cash (used in) provided by financing activities            (16,588)               62,569
                                                                    -----------------      ----------------
    Effect of Exchange Rate Changes on Cash                                   (1,107)                 (483)
                                                                    -----------------      ----------------

    Net Increase in Cash and Cash Equivalents                                 62,025                20,471
    Cash and Cash Equivalents at the Beginning of the Year                     6,267                 7,959
                                                                    -----------------      ----------------
    Cash and Cash Equivalents at the End of the Period              $         68,292       $        28,430
                                                                    =================      ================

    Reconciliation of Net Income to Net Cash
         Provided by Operating Activities:
         Net income                                                 $         57,160       $        14,044
              Adjustments to reconcile net income to
                   net cash provided by operating activities -
                   Minority interest                                           7,468                 3,356
                   Foreign currency transaction loss                           2,051                 1,605
                   Losses (gains) from the sales of properties                    14               (37,503)
                   Depreciation, depletion and amortization                   97,523                74,667
                   Dry hole and impairment                                    13,762                 1,960
                   Interest capitalized                                      (15,160)              (13,437)
                   Deferred income tax expense (benefit)                      45,738                (3,110)
                   Change in operating assets and liabilities                (27,525)               (8,432)
                                                                    -----------------      ----------------
    Net Cash Provided by Operating Activities                       $        181,031       $        33,150
                                                                    =================      ================

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                        Nine Months Ended September 30,
                                                      ---------------------------------------------------------------------
                                                                    2000                                  1999
                                                      ---------------------------------      ------------------------------
                                                        Shares               Amount              Shares            Amount
                                                      ---------------------------------      ------------------------------
                                                                 (Expressed in thousands, except share amounts)
    Common Stock:
         $1.00 par-100,000,000 shares authorized
         Balance at beginning of year                    40,279,661     $       40,279           40,136,254    $    40,136
         Stock options exercised                            191,915                192               69,109             69
         Shares issued as compensation                       65,080                 65
         Adjustment for fractional shares and other               -                  -               13,132             13
                                                       -------------    ---------------      ---------------   ------------
         Issued at end of period                         40,536,656             40,536           40,218,495         40,218
                                                       -------------    ---------------      ---------------   ------------

    Additional Capital:
         Balance at beginning of year                                          291,909                             290,655
         Stock options exercised                                                 3,687                                 541
         Shares issued as compensation                                           1,222
         Adjustment for fractional shares and other                                  -                                 (13)
                                                                        ---------------                        ------------
                                                                               296,818                             291,183
                                                                        ---------------                        ------------

    Retained Earnings (Deficit):
         Balance at beginning of year                                          (62,291)                            (79,600)
         Net income                                                             57,160                              14,044
         Dividends ($0.09 per common share)                                     (3,640)                             (3,612)
                                                                        ---------------                        ------------
         Balance at end of period                                               (8,771)                            (69,168)
                                                                        ---------------                        ------------

    Treasury Stock and Other:
         Balance at beginning of year                       (15,575)            (1,385)             (15,575)        (1,531)
         Activity during the period                               -                (70)                   -            125
                                                        ------------    ---------------       --------------   ------------
         Balance at end of period                           (15,575)            (1,455)             (15,575)        (1,406)
                                                        ------------    ---------------       --------------   ------------

    Common Stock Outstanding,
         at the End of the Period                        40,521,081                              40,202,920
                                                        ============                         ===============


    Total Shareholders' Equity                                          $      327,128                         $   260,827
                                                                        ===============                        ============

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

(2)  Long-Term Debt -

     Long-term debt and the amount due within one year at September 30, 2000 and December 31, 1999, consist of the following:

                                                                                             September 30,       December 31,
                                                                                                  2000               1999
                                                                                             --------------      ------------
                                                                                                 (Expressed in thousands)
    Senior debt -
         Bank revolving credit agreement
              LIBO Rate based loans, borrowings at an average interest rate of 7.8%          $       -            $     5,000
         Uncommitted credit lines with banks, borrowings at an average interest rate of 5.9%         -                  5,000
                                                                                             --------------      ------------
         Total senior debt                                                                           -                 10,000
                                                                                             --------------      ------------
    Subordinated debt -
         8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                                   100,000           100,000
         10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                                  150,000           150,000
         5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                              115,000           115,000
                                                                                             --------------      ------------
         Total subordinated debt                                                                    365,000           365,000
                                                                                             --------------      ------------
    Long-term debt, none due within one year                                                 $      365,000      $    375,000
                                                                                             ==============      ============

     Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999, for a further discussion of the Company's debt agreements. Effective May 3, 2000, the borrowing base under the Company's bank revolving credit agreement was increased to $200,000,000 and the restriction against new indebtedness was increased a corresponding amount to $565,000,000. As of September 30, 2000 $53,000,000 was available to the Company for common stock dividends under the most restrictive covenants included in the indentures governing the Company's various debt agreements.

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

     In June 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. The Company does not plan to early adopt SFAS 133. The Company will have satisfied all of its existing free standing derivative contracts by the effective date of SFAS 133. The Company has also performed a review of its other contractural arrangements to determine if they contain embedded derivatives. The Company does not currently believe that the adoption of SFAS 133 will have a material effect on the financial position or results of operations of the Company.

                    Pogo Producing Company and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

(4)  Business Segment Information -

     Financial information by operating segment is presented below:

                                                              Company            Oil and Gas        Pipelines           Other
                                                         -----------------    ----------------    --------------    --------------
                                                                                   (Expressed in thousands)
  Long-Lived Assets:
       As of September 30, 2000:
            United States                                $        433,678     $       425,336     $       5,377     $       2,965
            Kingdom of Thailand                                   333,244             331,175                 -             2,069
            Canada                                                 11,414              11,179                 -               235
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $        778,336     $       767,690     $       5,377     $       5,269
                                                         =================    ================    ==============    ==============

       As of December 31, 1999:
            United States                                $        440,914     $       432,034     $       5,450     $       3,430
            Kingdom of Thailand                                   340,204             338,084                 -             2,120
            Canada                                                  6,242               6,018                 -               224
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $        787,360     $       776,136     $       5,450     $       5,774
                                                         =================    ================    ==============    ==============
  Revenues:
       For the three months ended September 30, 2000
            United States                                $         74,368     $        71,547     $       3,017     $        (196)
            Kingdom of Thailand                                    53,922              53,922                 -                 -
            Canada                                                  1,544               1,003                 -               541
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $        129,834     $       126,472     $       3,017     $         345
                                                         =================    ================    ==============    ==============
       For the three months ended September 30, 1999
            United States                                $         51,808     $        49,897     $       2,094     $        (183)
            Kingdom of Thailand                                    16,441              16,403                 -                38
            Canada                                                    889                 895                 -                (6)
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $         69,138     $        67,195     $       2,094     $        (151)
                                                         =================    ================    ==============    ==============
       For the nine months ended September 30, 2000
            United States                                $        208,768     $       199,578     $       9,609     $        (419)
            Kingdom of Thailand                                   135,116             135,030                 -                86
            Canada                                                  3,446               2,871                 -               575
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $        347,330     $       337,479     $       9,609     $         242
                                                         =================    ================    ==============    ==============
       For the nine months ended September 30, 1999
            United States                                $        160,664     $       118,686     $       4,566     $      37,412
            Kingdom of Thailand                                    26,555              26,590                 -               (35)
            Canada                                                  2,793               2,813                 -               (20)
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $        190,012     $       148,089     $       4,566     $      37,357
                                                         =================    ================    ==============    ==============
  Operating Income (Loss):
       For the three months ended September 30, 2000
            United States                                $         21,365     $        22,286     $        (725)    $        (196)
            Kingdom of Thailand                                    31,483              31,483                 -                 -
            Canada                                                    689                 148                 -               541
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $         53,537     $        53,917     $        (725)    $         345
                                                         =================    ================    ==============    ==============
       For the three months ended September 30, 1999
            United States                                $         12,138     $        11,633     $         688     $        (183)
            Kingdom of Thailand                                      (244)               (282)                -                38
            Canada                                                     15                  21                 -                (6)
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $         11,909     $        11,372     $         688     $        (151)
                                                         =================    ================    ==============    ==============
       For the nine months ended September 30, 2000
            United States                                $         53,354     $        54,838     $      (1,065)    $        (419)
            Kingdom of Thailand                                    68,018              67,932                 -                86
            Canada                                                    122                (453)                -               575
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $        121,494     $       122,317     $      (1,065)    $         242
                                                         =================    ================    ==============    ==============
       For the nine months ended September 30, 1999
            United States                                $         45,263     $         7,236     $         615     $      37,412
            Kingdom of Thailand                                    (6,635)             (6,600)                -               (35)
            Canada                                                 (1,603)             (1,583)                -               (20)
                                                         -----------------    ----------------    --------------    --------------
            Total                                        $         37,025     $          (947)    $         615     $      37,357
                                                         =================    ================    ==============    ==============

                    Pogo Producing Company and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

(5)  Earnings per Share -

     Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below, in thousands, except per share amounts:

                                                       Three Months Ended                             Nine Months Ended
                                                       September 30, 2000                            September 30, 2000
                                            ------------------------------------------   -------------------------------------------
                                               Income         Shares       Per Share        Income           Shares       Per Share
                                            -------------   -----------  -------------   -------------     -----------  ------------
     Basic earnings per share -             $     26,895        40,403   $       0.67    $     57,160          40,359   $       1.42
                                                                         =============                                  ============
     Effect of dilutive securities:
          Options to purchase common shares            -           623                              -             615
          2006 Notes                               1,028         2,726                          3,083           2,726
          Trust Preferred Securities               1,584         6,316                          4,753           6,316
                                            -------------   -----------                  -------------     -----------
     Diluted earnings per share             $     29,507        50,068   $       0.59    $     64,996          50,016   $       1.30
                                            =============   ===========  =============   =============     ===========  ============
     Antidilutive securities -
          Options to purchase common shares            -           276   $      32.75               -             276   $      32.75

                                                       Three Months Ended                             Nine Months Ended
                                                       September 30, 1999                            September 30, 1999
                                            ------------------------------------------   -------------------------------------------
                                               Income         Shares      Per Share         Income           Shares      Per Share
                                            -------------   -----------  -------------   -------------     -----------  ------------
     Basic earnings per share -             $      2,737        40,185   $       0.07    $     14,044          40,154   $       0.35
                                                                         =============                                  ============
     Effect of dilutive securities:
          Options to purchase common shares            -           325                              -             216
                                            -------------   -----------                  -------------     -----------
     Diluted earnings per share             $      2,737        40,510   $       0.07    $     14,044          40,370   $       0.35
                                            =============   ===========  =============   =============     ===========  ============
     Antidilutive securities -
          Options to purchase common shares            -         1,106   $      23.73               -           2,668   $      20.99
          2006 Notes                               1,028         2,726   $       0.38           3,083           2,726   $       1.13
          Trust Preferred Securities (a)           1,584         6,316   $       0.25           2,089           2,776   $       0.75
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

                    Pogo Producing Company and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

(7)  Price Hedge Transactions -

     During the first nine months of 2000, approximately 27% of the Company's equivalent production was subject to hedge positions compared to approximately 2% for the first nine months of 1999. Approximately 7% of the Company's equivalent production was subject to hedge positions in all of 1999.

     As of September 30, 2000, the Company had settled all of its commodity price hedging contracts with respect to its natural gas production and still had outstanding commodity price hedging contracts with respect to its crude oil and condensate production as follows:

                                                            NYMEX Contract Price per Bbl                Fair
                                                     --------------------------------------------
                                          Volume in                             Collars                Market
                                                                       --------------------------
     Period                                 Bbls         Swaps           Floors       Ceilings        Value (a)
     ----------------------------------   ---------  --------------    ------------  ------------  ----------------
     Price Swap Contract
          October 2000 -- December 2000    184,000   $       21.15           -             -       $    (1,757,000)
     Collar Contract
          October 2000 -- December 2000     92,000           -         $     21.00         25.03   $      (521,000)

     (a) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at September 30, 2000.

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

Results of Operations

     Net income

     The Company reported net income for the third quarter of 2000 of $26,895,000 or $0.67 per share ($29,507,000 or $0.59 per share on a diluted basis), compared to net income for the third quarter of 1999 of $2,737,000 or $0.07 per share (on both a basic and a diluted basis). For the first nine months of 2000, the Company reported net income of $57,160,000 or $1.42 per share ($64,996,000 or $1.30 per share on a diluted basis) compared to net income for the first nine months of 1999 of $14,044,000 or $0.35 per share (on both a basic and a diluted basis). The increase in net income during the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, was primarily related to increased oil and gas revenues resulting from improved oil and gas production levels and prices. The net income reported in the first nine months of 1999 was affected by gains recognized by the Company from the sale of certain properties, most of which were recognized in the first quarter of 1999.

     Earnings per common share are based on the weighted average number of common shares outstanding for the respective periods. The increase in the weighted average number of common shares outstanding for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted primarily from the issuance of common stock upon the exercise of stock options pursuant to the Company's incentive plans. The earnings per share computation on a diluted basis in the periods presented primarily reflect additional shares of common stock issuable upon the assumed conversion of the Company's 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities due 2029 (the "Trust Preferred Securities") and 5 1/2% Convertible Subordinated Notes due 2006 (the "2006 Notes") and, to a lesser extent, additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds.

     Total Revenues

     The Company's total revenues for the third quarter of 2000 were $129,834,000, an increase of approximately 88% from total revenues of $69,138,000 for the third quarter of 1999. The Company's total revenues for the first nine months of 2000 were $347,330,000, an increase of approximately 83% compared to total revenues of $190,012,000 for the first nine months of 1999. The increase in the Company's total revenues for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted primarily from a substantial increase in oil and gas revenues and, to a much lesser extent, pipeline sales. The increase in total revenues for the first nine months of 2000, compared to the first nine months of 1999, was also partially offset by a decrease in gains on sales of Company properties.

     Oil and Gas Revenues

     The Company's oil and gas revenues for the third quarter of 2000 were $126,472,000, an increase of approximately 88% from oil and gas revenues of $67,195,000 for the third quarter of 1999. The Company's oil and gas revenues for the first nine months of 2000 were $337,479,000, an increase of approximately 128% from oil and gas revenues of $148,089,000 for the first nine months of 1999. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 2000 and 1999:

          Increase (decrease) in oil and gas revenues                      3/rd/ Qtr 2000      Nine Mo. 2000
            resulting from variances in:                                   Compared to         Compared to
                                                                           3/rd/ Qtr 1999      Nine Mo. 1999
                                                                           --------------      -------------
            Natural gas --
               Price......................................................    $10,772            $ 26,943
               Production.................................................      3,337              25,278
                                                                              -------            --------
                                                                               14,109              52,221
                                                                              -------            --------
            Crude oil and condensate --
               Price......................................................     13,855              47,825
               Production.................................................     30,669              84,501
                                                                              -------            --------
                                                                               44,524             132,326
                                                                              -------            --------
            Natural Gas Liquids ("NGL")...................................        644               4,843
                                                                              -------            --------
               Increase (decrease) in oil and gas revenues................    $59,277            $189,390
                                                                              =======            ========


     The increase in the Company's oil and gas revenues for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, is primarily related to increases in the Company's oil, condensate and NGL ("liquid hydrocarbons") and natural gas production volumes and, to a lesser extent, an increase in the price that it received for its liquid hydrocarbons and natural gas production volumes.


Comparison of Increases (Decreases) in:                       3/rd/ Quarter             %        1/st/ Nine Months        %
                                                           --------------------                 -------------------
Natural Gas --                                              2000         1999        Change       2000       1999      Change
                                                           -------     --------    ---------    -------    --------   -------
   Average prices
    North America (a)..................................    $  3.63     $  2.64          38%      $  3.11    $  2.19          43%
    Kingdom of Thailand(b).............................    $  2.23     $  1.66          34%      $  2.13    $  1.55          37%
      Company-wide average price.......................    $  3.11     $  2.32          34%      $  2.77    $  2.03          36%
   Average daily production volumes (MMcf per day)
    North America (c)..................................      100.9       99.6           1%        108.8      101.0           8%
      Kingdom of Thailand..............................       58.2       47.9          22%         57.2       32.2          78%
                                                           -------    -------                   -------    -------
           Company-wide average daily production             159.1      147.5           8%        166.0      133.2          25%
                                                           =======    =======                   =======    =======

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

Comparison of Increases (Decreases) in:                       3/rd/ Quarter         %         1/st/ Nine Months           %
                                                           ------------------                 ------------------
Crude Oil and Condensate  --                                 2000      1999       Change       2000       1999          Change
                                                           -------    -------    --------     -------    -------       --------
   Average prices
    North America(a)...................................    $ 29.25    $ 20.24          45%    $ 27.18    $ 15.89          71%
    Kingdom of Thailand................................    $ 32.38    $ 26.21          24%    $ 30.31    $ 22.18          37%
    Company-wide average price.........................    $ 30.88    $ 21.62          43%    $ 28.68    $ 16.81          71%
   Average daily production volumes (Bbls per day)
    North America(b)...................................     12,977     12,509           4%     13,225     12,610           5%
    Kingdom of Thailand................................     14,090      3,763         274%     12,234      2,150         469%
                                                           -------    -------                 -------    -------
    Company-wide average daily production                   27,067     16,272          66%     25,459     14,760          72%
                                                           =======    =======                 =======    =======
Total Liquid Hydrocarbons --
    Company-wide average daily production (Bbls per day)    29,056     18,771          55%     27,615     16,851          64%
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

     Natural Gas

     Thailand Prices. The price that the Company receives under the Gas Sales Agreement with the Petroleum Authority of Thailand ("PTT") is subject to a penalty provision if the Company does not meet the minimum delivery requirements set forth in the agreement. During portions of the first nine months of 1999, the Company and its joint venture partners did not met the contractual minimum delivery requirements under the Gas Sales Agreement. This permitted PTT to reduce the price it paid on a portion of the natural gas which the Company sold to PTT during that period by 25% from the then current contract price. Since production commenced from new facilities installed in the Tantawan and Benchamas Fields, the Company has generally been able to meet its contractual delivery obligations to PTT and is currently receiving the current contract price.

     Production. The increase in the Company's natural gas production during the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, was related in large measure to production from the Benchamas Field which commenced during the third quarter of 1999 and, to a lesser extent, increased production from certain of the Company's domestic properties, including its East Cameron Block 270 Field and certain of its Permian basin fields, that was partially offset by anticipated decline from other Company properties.

     Crude Oil and Condensate

     Thailand Prices. Since the inception of production from the Tantawan Field, crude oil and condensate has been stored on a Floating Production, Storage and Offloading system until an economic quantity are accumulated for offloading and sale. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, which are denominated in U.S. dollars. The Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

     Production. The increase in the Company's crude oil and condensate production from the Gulf of Thailand during the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted from production from the Benchamas Field during the third quarter of 1999 and, to a lesser extent, increased production from the Tantawan Field. The increase in the Company's domestic crude oil and condensate production for the third quarter of 2000, compared to the third quarter of 1999, was primarily related to increased production from the Company's offshore Gulf of Mexico properties. The increase in the Company's domestic crude oil and condensate production for the first nine months of 2000, compared to the first nine months of 1999, was primarily related to increased production from the Company's Permian Basin properties and, to a much lesser extent, increased production from its offshore Gulf of Mexico properties.

     NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The increase in NGL revenues for the third quarter of 2000, compared with the third quarter of 1999, related to an increase in the average price that the Company received for its NGL production, that was only partially offset by decreased NGL production. The increase in NGL revenues for the first nine months of 2000, compared with the first nine months of 1999, related to an increase in the average price that the Company received for its NGL production volumes and, to a lesser extent, an increase in NGL production volumes.

     Costs and Expenses

                                              3/rd/ Quarter              %          1/st/ Nine Months           %
Comparison of Increases (Decreases) in:   ------------------------               ------------------------
                                             2000         1999         Change       2000         1999         Change
                                          -----------  -----------               -----------  -----------
   Lease Operating Expenses
      North America.....................  $15,092,000  $12,905,000      17%      $44,335,000  $35,849,000      24%
      Kingdom of Thailand...............    8,283,000    6,807,000      22%       25,046,000   12,380,000     102%
                                          -----------  -----------               -----------  -----------
            Total Lease Operating
             Expenses...................  $23,375,000  $19,712,000      19%      $69,381,000  $48,229,000      44%
                                          ===========  ===========               ===========  ===========
   Pipeline Operating and Natural
     Gas Purchases......................  $ 3,576,000  $ 1,307,000     174%      $10,122,000  $ 3,505,000     189%
   General and Administrative Expenses..  $ 8,605,000  $ 7,057,000      22%      $26,567,000  $20,686,000      28%
   Exploration Expenses.................  $ 2,694,000  $   801,000     236%      $ 8,481,000  $ 3,940,000     115%
   Dry Hole and Impairment Expenses.....  $ 6,570,000  $   930,000     606%      $13,762,000  $ 1,960,000     602%
   Depreciation, Depletion and
      Amortization (DD&A) Expenses......  $31,477,000  $27,422,000      15%      $97,523,000  $74,667,000      31%
      DD&A rate (in Mcfe (a))...........  $      1.01  $      1.13     (11)%     $      1.06  $      1.14     ( 7)%
      Mcfe produced.....................   30,677,000   23,929,000      28%       90,822,000   63,962,000      42%

_________________________________________
(a)   "Mcfe" stands for thousands of
 cubic feet             equivalent.

                                                3/rd/ Quarter                %           1/st/ Nine months             %
Comparison of Increases (Decreases) in:   ---------------------------               ---------------------------
                                             2000           1999           Change        2000           1999         Change
                                          ------------    -----------               ------------   ------------
   Interest--
      Charges..........................   $ (8,504,000)   $(8,305,000)       2%     $(25,460,000)  $(27,414,000)      (7)%
      Interest Income..................   $    774,000    $   588,000       32%     $  1,253,000   $    898,000       40%
      Capitalized Interest Expense.....   $  5,546,000    $ 4,670,000       19%     $ 15,160,000   $ 13,437,000       13%
   Minority Interest - Dividends and
    costs Associated with Preferred
    Securities of a Subsidiary Trust...   $ (2,351,000)   $(2,557,000)      (8)%    $ (7,468,000)  $ (3,356,000)     123%
   Foreign Currency Transaction
      Loss.............................   $    930,000    $ 2,014,000      (54)%    $  2,051,000   $  1,605,000       28%
   Income Tax Expense..................   $ 21,177,000    $ 1,554,000     1263%     $ 45,768,000   $  4,941,000      826%


     Lease Operating Expenses.

     The increase in North American lease operating expenses for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, related in large measure to increased severance taxes resulting from increased production from the Company's non-U.S. government owned properties (accounting for $1,551,000 and $4,056,000 of the increase for the quarterly and nine month periods, respectively) and, to a lesser extent, unanticipated equipment repairs in the Gulf of Mexico and the Company's Western Division properties. The increase in lease operating expenses in the Kingdom of Thailand for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, primarily related to the fact that, prior to the commencement of production, no lease operating expenses were incurred by the Company in the Benchamas field. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relates to the lease payments made in connection with the bareboat charter of the FPSO for the Tantawan field and the FSO for the Benchamas field. Collectively, these lease payments accounted for $3,798,000 (net to the Company's interest) of the Company's Thailand lease operating expenses for the third quarter in both 2000 and 1999. For the first nine months of 2000, these lease payments were $11,311,000, compared to $9,821,000 for the first nine months of 1999. The increase in lease payments for the first nine months of 2000, compared to the first nine months of 1999, resulted from the fact that lease payments on the FSO located in the Benchamas Field did not begin until mid-way through the month of May, 1999.

     Pipeline Operating and Natural Gas Purchases

     Revenue from the sale of natural gas purchased for resale is reported as revenue under "Pipeline sales and other." Prior to the acquisition of the Pogo Onshore Pipeline interests, the Company did not separately report its pipeline operating expenses or revenues, nor did it purchase any natural gas for resale to customers of its pipelines. The increase in pipeline operating expenses and natural gas purchase costs for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, primarily related to the increased cost of natural gas purchased for resale by the Company.

     General and Administrative Expenses

     The increase in general and administrative expenses for the third quarter and first nine months of 2000, compared with the third quarter and first nine months of 1999, related to, among other items, normal salary and concomitant benefit expense adjustments and increased fees paid to professional consultants, including legal, accounting and other experts. In addition, with respect to the nine month comparative periods, increased expenses associated with the Company's Thailand operations related to the commencement of production from the Benchamas field.

     Exploration Expenses

     Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The increase in exploration expense for the third quarter of 2000, compared to the third quarter of 1999, resulted primarily from generally increased geophysical activity by the Company in: the offshore Gulf of Mexico, where the Company acquired significant amounts of non-proprietary 3-D data; Hungary, where approximately 890 kilometers of proprietary 2-D data was acquired; and in Thailand, where additional and existing 3-D data was processed. The increase in exploration expense for the first nine months of 2000, compared to the first nine months of 1999, resulted primarily from increased geophysical activity by the Company in the previously mentioned areas as well as expenses related to 3-D seismic surveys acquired on the Company's exploration leases in the United Kingdom sector of the North Sea and in Canada.

     Dryhole and Impairment Expenses

     The increase in the Company's dryhole and impairment expenses for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted primarily from the expensing of costs related to wells that were drilled where no hydrocarbons were found or where it was determined that hydrocarbons were not present in sufficient quantities to justify development and, to a lesser extent, the determination that there were less hydrocarbon reserves present than originally anticipated at the time of initial development.

     Depreciation, Depletion and Amortization Expenses

     The increase in the Company's depreciation, depletion and amortization ("DD&A") expense for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted from an increase in the Company's liquid hydrocarbon and natural gas production, that was only partially offset by a decrease in the Company's composite DD&A rate.

     The decrease in the composite DD&A rate for all of the Company's producing fields for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate (principally the Benchamas Field and certain Permian basin properties) and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate.

     Interest

     Interest Charges. The increase in the Company's interest charges for the third quarter of 2000, compared to the third quarter of 1999, resulted primarily from an increase in average interest rate on the debt outstanding and, to a lesser extent an increase in commitment fees paid to the Company's senior lenders. The decrease in the Company's interest charges for the first nine months of 2000, compared to the first nine months of 1999, resulted primarily from a decrease in the average amount of the Company's outstanding debt due to the issuance of the Trust Preferred Securities in the second quarter of 1999, that was not entirely offset by increased average interest rates on the debt outstanding and increased commitment fees paid to the Company's senior lenders. As of September 30, 2000, the Company was not a party to any interest rate swap agreements.

     Capitalized Interest. The increase in capitalized interest for the third quarter of 2000, compared to the third quarter of 1999, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the third quarter of 2000 ($258,591,000), compared to the third quarter of 1999 ($221,600,000), and, to a lesser extent, an increase in the interest rate discussed in the preceding paragraph that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. The increase in capitalized interest for the first nine months of 2000, compared to the first nine months of 1999, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the first nine months of 2000 ($239,844,000), compared to the first nine months of 1999 ($221,080,000) and, to a lesser extent, from an increase in the interest rate discussed in the preceding paragraph that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the development of the Benchamas field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

     Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

     Pogo Trust I, a business trust in which the Company owns all of the issued common securities, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. Therefore the amounts recorded for the first nine months of 1999 under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflected cumulative unpaid dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities for only a portion of such periods.

     Foreign Currency Transaction Losses

     The foreign currency transaction losses reported for the third quarter and first nine months of 1999 and 2000 resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary financial statements during the respective periods. In early July 1997, the government of the Kingdom of Thailand announced that the value of the Baht would be set against the dollar and other currencies under a "managed float" program arrangement. During each period presented, the value of the Thai Baht weakened against the U.S. dollar, resulting in a foreign currency transaction loss. The

Company cannot predict what the Thai Baht to U. S. dollar exchange rate may be in the future. Moreover, it is anticipated that this exchange rate will remain volatile. As of September 30, 2000, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

     Income Tax Expense

     The increase in the Company's income tax expense for the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, resulted primarily from increased pre-tax income and the increased contribution to pre-tax income from the Company's Kingdom of Thailand operations which are subjected to a tax rate in excess of the U.S. statutory tax rate. Management currently expects that its foreign taxes will constitute a substantial portion of its overall tax burden for the foreseeable future.


  Liquidity and Capital Resources

     Cash Flows

     The Company's Condensed Consolidated Statement of Cash Flows for the first nine months of 2000 reflects net cash provided by operating activities of $181,031,000. In addition to net cash provided by operating activities, the Company received $4,497,000, primarily from the exercise of stock options.

     During the first nine months of 2000, the Company invested $101,297,000 of such cash flow in capital projects, repaid a net $10,000,000 under its senior debt agreements and paid $3,640,000 (three quarterly dividend payments of $0.03 per share) in cash dividends to holders of the Company's common stock and paid $7,314,000 in cash distributions to holders of its Trust Preferred Securities. As of September 30, 2000, the Company's cash and cash equivalents were $68,292,000 and its long-term debt stood at $365,000,000. As of September 30, 2000, the Company had $200,000,000 of availability under its revolving credit facility and its unsecured credit line.

     Future Capital Requirements

     The Company's capital and exploration budget for 2000, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was established by the Company's Board of Directors at $200,000,000. The Company currently anticipates that its available cash and cash equivalents, cash provided by operating activities and funds available under its credit agreement, uncommitted credit line and banker's acceptance facility will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2000, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share to be paid on November 17, 2000 to shareholders of record on November 3, 2000). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends and distributions under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

     Other Matters

     Current Hedging Activity. From time to time, the Company has used and may continue to use hedging transactions with respect to a portion of its liquid hydrocarbon and natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements. During the first nine months of 2000, approximately 27% of the Company's equivalent oil and natural gas production was subject to hedge positions, compared to 2% of the Company's equivalent oil and natural gas production during the first nine months of 1999.

                          Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security-Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

       27   -- Financial Data Schedule

     (B)  Reports on Form 8-K

               None.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pogo Producing Company
                                        (Registrant)


                                        /s/ Thomas E. Hart
                                   ----------------------------------
                                            Thomas E. Hart
                                            Vice President and Chief
                                            Accounting Officer



                                        /s/ James P. Ulm, II
                                   ----------------------------------
                                            James P. Ulm, II
                                            Vice President and Chief
                                            Financial Officer



     Date: November 8, 2000