Form 10-Q
period 2001-03-31
POGO PRODUCING CO
filed 2001-05-14
CIK 230463

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001                  or

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




Registrant's number of common shares outstanding as of March 31, 2001:
53,568,661

                         Part I. Financial Information

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              --------------------------------------
                                                                                     2001                 2000
                                                                              -----------------    -----------------
                                                                                    (Expressed in thousands,
                                                                                    except per share amounts)
Revenues:
     Oil and gas                                                              $        163,913     $         97,896
     Pipeline sales and other                                                            3,277                3,027
     Gains (losses) on sales                                                             2,672                   (5)
                                                                              -----------------    -----------------
          Total                                                                        169,862              100,918
                                                                              -----------------    -----------------

Operating Costs and Expenses:
     Lease operating                                                                    25,827               21,645
     Pipeline operating and natural gas purchases                                        4,020                3,390
     General and administrative                                                          8,208               10,517
     Exploration                                                                         6,948                3,673
     Dry hole and impairment                                                            10,767                5,072
     Depreciation, depletion and amortization                                           37,068               32,046
                                                                              -----------------    -----------------
          Total                                                                         92,838               76,343
                                                                              -----------------    -----------------

Operating Income                                                                        77,024               24,575
                                                                              -----------------    -----------------

Interest:
     Charges                                                                           (11,304)              (8,746)
     Income                                                                              1,302                  293
     Capitalized                                                                         4,526                5,010
Minority Interest - Dividends and costs associated
      with preferred securities of a subsidiary trust                                   (2,497)              (2,558)
Foreign Currency Transaction Loss                                                         (585)                (327)
                                                                              -----------------    -----------------

Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle                                           68,466               18,247

Income Tax Expense                                                                     (28,520)              (8,096)
                                                                              -----------------    -----------------

Income Before Cumulative
     Effect of Change in Accounting Principle                                           39,946               10,151

Cumulative Effect of Change in Accounting Principle                                     -                    (1,768)
                                                                              -----------------    -----------------

Net income                                                                    $         39,946     $          8,383
                                                                              =================    =================

Earnings Per Common Share
     Basic
          Income before cumulative effect of change in accounting principle   $           0.93     $           0.25
          Cumulative effect of change in accounting principle                          -                      (0.04)
                                                                              -----------------    -----------------
          Net income                                                          $           0.93     $           0.21
                                                                              =================    =================
     Diluted
          Income before cumulative effect of change in accounting principle   $           0.80     $           0.25
          Cumulative effect of change in accounting principle                          -                      (0.04)
                                                                              -----------------    -----------------
          Net income                                                          $           0.80     $           0.21
                                                                              =================    =================

Dividends Per Common Share                                                    $           0.03     $           0.03
                                                                              =================    =================

Weighted Average Number of Common Shares
     and Potential Common Shares Outstanding:
          Basic                                                                         43,145               40,291
          Diluted                                                                       53,122               47,200

         See accompanying notes to consolidated financial statements.

                   Pogo Producing Company and Subsidiaries



                         Consolidated Balance Sheets







                                                                                        March 31,                  December 31,

                                                                                          2001                         2000

                                                                                  ----------------------       ---------------------
                                                                                                      (Unaudited)

                                                                                                (Expressed in thousands

                                                                                                 except share amounts)




                                         Assets

Current Assets:

     Cash and cash equivalents                                                            $    64,396            $    81,510

     Accounts receivable                                                                       94,971                 84,381

     Other receivables                                                                         34,162                 27,242

     Federal income tax receivable                                                              4,301                   --

     Inventory - Product                                                                        3,201                  3,054

     Inventories - Tubulars                                                                     8,237                  8,056

     Price hedge contracts                                                                      5,981                  9,153

     Other                                                                                        822                  1,276

                                                                                          -----------            -----------

          Total current assets                                                                216,071                214,672

                                                                                          -----------            -----------



Property and Equipment:



     Oil and gas, on the basis of successful efforts accounting

          Proved properties being amortized                                                 2,697,461              1,698,404

          Unevaluated properties and properties

               under development, not being amortized                                         359,404                154,914

     Pipelines, at cost                                                                         6,524                  7,095

     Other, at cost                                                                            17,148                 15,257

                                                                                          -----------            -----------

                                                                                            3,080,537              1,875,670

                                                                                          -----------            -----------

     Accumulated depreciation, depletion and amortization

          Oil and gas                                                                      (1,090,258)            (1,053,478)

          Pipelines                                                                            (1,343)                (1,780)

          Other                                                                                (9,146)                (8,758)

                                                                                          -----------            -----------

                                                                                           (1,100,747)            (1,064,016)

                                                                                          -----------            -----------

     Property and equipment, net                                                            1,979,790                811,654

                                                                                          -----------            -----------



Other Assets:

     Price hedge contracts                                                                     12,309                 14,869

     Debt issue expenses                                                                       13,151                 10,718

     Foreign value added taxes receivable                                                       8,575                  7,262

     Deferred income tax                                                                        5,028                  3,695

     Other                                                                                     20,370                 20,652

                                                                                          -----------            -----------

                                                                                               59,433                 57,196

                                                                                          -----------            -----------



                                                                                          $ 2,255,294            $ 1,083,522

                                                                                          ===========            ===========












         See accompanying notes to consolidated financial statements.

                   Pogo Producing Company and Subsidiaries



                         Consolidated Balance Sheets







                                                                                                March 31,              December 31,
                                                                                                  2001                    2000
                                                                                              -------------           -------------
                                                                                               (Unaudited)

                                                                                                       (Expressed in thousands

                                                                                                        except share amounts)




                          Liabilities and Shareholders' Equity



Current Liabilities:

     Accounts payable - operating activities                                                     $    77,757          $    27,334

     Accounts payable - investing activities                                                          61,976               67,703

     Accrued interest payable                                                                          8,300                7,443

     Accrued dividends associated with

          preferred securities of a subsidiary trust                                                     813                  813

     Accrued payroll and related benefits                                                              2,646                2,285

     Other                                                                                             1,035                  851

                                                                                                 -----------          -----------

          Total current liabilities                                                                  152,527              106,429

                                                                                                 -----------          -----------



Long-Term Debt                                                                                       696,000              365,000



Deferred Income Tax                                                                                  481,733               95,453



Deferred Credits                                                                                      14,664               13,456



                                                                                                 -----------          -----------

          Total liabilities                                                                        1,344,924              580,338

                                                                                                 -----------          -----------



Minority Interest:

     Company-obligated mandatorily redeemable

     convertible preferred securities of a subsidiary trust,

     net of unamortized issue expenses                                                               144,943              144,913

                                                                                                 -----------          -----------



Shareholders' Equity:

     Preferred stock, $1 par; 2,000,000 shares authorized                                               --                   --

     Common stock, $1 par; 100,000,000 shares authorized,

          53,584,236 and 40,659,591 shares issued, respectively                                       53,585               40,660

     Additional capital                                                                              657,042              298,885

     Retained earnings                                                                                58,835               20,112

     Accumulated other comprehensive loss                                                             (3,711)              (1,062)

     Treasury stock (15,575 shares), at cost                                                            (324)                (324)

                                                                                                 -----------          -----------

          Total shareholders' equity                                                                 765,427              358,271

                                                                                                 -----------          -----------



                                                                                                 $ 2,255,294          $ 1,083,522

                                                                                                 ===========          ===========












         See accompanying notes to consolidated financial statements.

                   Pogo Producing Company and Subsidiaries



         Condensed Consolidated Statements of Cash Flows (Unaudited)








                                                                                                   Three Months Ended

                                                                                                        March 31,

                                                                                         -------------------------------------------
                                                                                            2001                        2000

                                                                                         ---------                    --------
                                                                                                  (Expressed in thousands)



Cash Flows from Operating Activities:

     Cash received from customers                                                             $ 182,097            $  93,158

     Operating, exploration, and general

          and administrative expenses paid                                                      (34,531)             (32,647)

     Interest paid                                                                               (8,326)              (8,665)

     Federal income taxes paid                                                                   (6,500)                --

     Value added taxes paid                                                                      (1,313)                (131)

     Other                                                                                        3,621                1,106

                                                                                              ---------            ---------

          Net cash provided by operating activities                                             135,048               52,821

                                                                                              ---------            ---------



Cash Flows from Investing Activities:

     Capital expenditures                                                                       (80,150)             (35,596)

     Acquisition of NORIC, net of $21,235 cash acquired                                        (323,476)                --

     Proceeds from the sale of properties                                                         2,748                   (5)

                                                                                              ---------            ---------

          Net cash used in investing activities                                                (400,878)             (35,601)

                                                                                              ---------            ---------



Cash Flows from Financing Activities:

     Borrowings under senior debt agreements                                                    668,000               51,000

     Payments under senior debt agreements                                                     (337,000)             (51,000)

     Payment of North Central senior debt acquired                                              (78,600)                --

     Payments of cash dividends on common stock                                                  (1,223)              (1,209)

     Payments of preferred dividends of a subsidiary trust                                       (2,438)              (2,513)

     Payment of financing issue expenses                                                         (4,583)                 (12)

     Proceeds from exercise of stock options and other                                            5,330                1,616

                                                                                              ---------            ---------

          Net cash used by financing activities                                                 249,486               (2,118)

                                                                                              ---------            ---------

Effect of Exchange Rate Changes on Cash                                                            (770)                 (15)

                                                                                              ---------            ---------



Net Increase in Cash and Cash Equivalents                                                       (17,114)              15,087

Cash and Cash Equivalents at the Beginning of the Year                                           81,510                6,267

                                                                                              ---------            ---------

Cash and Cash Equivalents at the End of the Period                                            $  64,396            $  21,354

                                                                                              =========            =========



Reconciliation of Net Income to Net

     Cash Provided by Operating Activities:

     Net income                                                                               $  39,946            $   8,383

          Adjustments to reconcile net income to

               net cash provided by operating activities -

               Cumulative effect of change in accounting principle                                 --                  1,768

               Minority interest                                                                  2,497                2,558

               Foreign currency transaction losses                                                  585                  327

               (Gains) losses  from the sales of properties                                      (2,672)                   5

               Depreciation, depletion and amortization                                          37,068               32,046

               Dry hole and impairment                                                           10,767                5,072

               Interest capitalized                                                              (4,526)              (5,010)

               Price hedge contracts                                                                720                 --

               Deferred federal income taxes                                                     20,622                8,095

               Change in operating assets and liabilities                                        30,041                 (423)

                                                                                              ---------            ---------

Net Cash Provided by Operating Activities                                                     $ 135,048            $  52,821

                                                                                              =========            =========




         See accompanying notes to consolidated financial statements.

                   Pogo Producing Company and Subsidiaries



         Consolidated Statements of Shareholders' Equity (Unaudited)









                                                                            For the Three Months Ended March 31,

                                                     ----------------------------------------------------------------------------
                                                                    2001                                     2000

                                                     ----------------------------------       -----------------------------------
                                                       Shareholders'                              Shareholders'
                                                          Equity                Compre-              Equity               Compre-

                                                     ---------------------      hensive       ---------------------       hensive

                                                     Shares        Amount       Income        Shares         Amount       Income

                                                     ------        ------       -------       ------         ------       -------
                                                            (Expressed in thousands, except share amounts)




Common Stock:

     $1.00 par-100,000,000 shares authorized

     Balance at beginning of year                 40,659,591   $     40,660                     40,279,661  $   40,279
     Shares issued for acquisition of NORIC       12,615,816         12,616                             --          --
     Stock options exercised                         308,829            309                        103,264         103
                                                ------------   ------------                   ------------  ----------
     Issued at end of period                      53,584,236         53,585                     40,382,925      40,382
                                                ------------   ------------                   ------------  ----------


Additional Capital:

     Balance at beginning of year                                   298,885                                    291,909
     Shares issued for acquisition of NORIC                         351,729                                         --
     Stock options exercised                                          6,428                                      1,893
                                                               ------------                                 ----------
     Balance at end of period                                       657,042                                    293,802
                                                               ------------                                 ----------


Retained Earnings (Deficit):

     Balance at beginning of year                                    20,112                                    (62,291)
     Net income                                                      39,946   $     39,946                       8,383     $ 8,383
     Dividends ($0.03 per common share)                              (1,223)                                    (1,209)
                                                               ------------                                 ----------
     Balance at end of period                                        58,835                                    (55,117)
                                                               ------------                                 ----------


Accumulated Other

     Comprehensive Income (Loss):

     Balance at beginning of year                                    (1,062)                                    (1,061)
     Exchange gains (losses)

          on Canadian currency                                          609            609                         (21)        (21)
     Unrealized loss on price hedge contracts                          (820)          (820)                         --
     Cumulative effect of

          change in accounting principle                             (2,438)        (2,438)                         --
                                                               ------------   ------------                  ----------     -------
     Balance at end of period                                        (3,711)                                    (1,082)
                                                               ------------                                  ---------


Comprehensive Income                                                          $     37,297                                 $ 8,362
                                                                              ============                                 =======
Treasury Stock:

     Balance at beginning of year                    (15,575)          (324)                       (15,575)       (324)
     Activity during the period                           --             --                             --          --
                                                ------------   ------------                    -----------    ----------
     Balance at end of period                        (15,575)          (324)                       (15,575)       (324)
                                                ------------   ------------                    -----------    ----------


Common Stock Outstanding,

     at the End of the Period                     53,568,661                                    40,367,350
                                                ============                                   ===========




Total Shareholders' Equity                                     $    765,427                                   $277,661
                                                               ============                                   ========





         See accompanying notes to consolidated financial statements.

                   Pogo Producing Company and Subsidiaries



            Notes to Consolidated Financial Statements (Unaudited)



(1) General Information -



     The consolidated financial statements included herein have been prepared by
 Pogo Producing Company (the "Company") without audit and include all adjustments
 (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. The financial statements should be read in conjunction with the consolidated financial statements, and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(2) Long-Term Debt -



     Long-term debt and the amount due within one year at March 31, 2001 and

December 31, 2000, consist of the following:





                                                                                               March 31,          December 31,

                                                                                                  2001                2000

                                                                                                -------            ---------
                                                                                                  (Expressed in thousands)




Senior debt -

     Bank revolving credit agreement

          LIBOR rate based loan, borrowing at an interest rate of 6.7%                           $300,000           $   --

          Prime rate based loan, borrowing at an interest rate of 8%                               21,000               --

          Swing Line loan, borrowing at an interest rate of 6.6%                                   10,000               --

                                                                                                 --------           --------

     Total senior debt                                                                            331,000               --

                                                                                                 --------           --------

Subordinated debt -

     8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                                     100,000            100,000

     10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                                    150,000            150,000

     5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                                115,000            115,000

                                                                                                 --------           --------

     Total subordinated debt                                                                      365,000            365,000

                                                                                                 --------           --------

Long-term debt, none due within one year                                                         $696,000           $365,000

                                                                                                 ========           ========






     Refer to Note 3 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000,

for a further discussion of the Company's debt agreements.



     On March 8, 2001, prior to the merger with NORIC Corporation ("NORIC") and the acquisition of North Central Oil Corporation ("North Central") on March 14, 2001, the Company entered into a reserve based revolving credit facility (the "Credit Facility"). The Credit Facility provides for a $515,000,000 revolving credit facility until March 7, 2006. The amount that may be borrowed may not exceed a borrowing base which is determined semi-annually and is calculated based upon substantially all of the Company's proved oil and gas properties. As of May 1, 2001, the Company had $325,000,000 available under its Credit Facility. The Credit Facility is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, creation of liens, a limitation on commodity hedging above certain specified limits, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company has pledged the stock of North Central and its inter-company receivable with North Central as security for its obligations under the Credit Facility and is prohibited from pledging borrowing base properties as security for other debt. The Credit Facility also permits short-term "swing line" loans and the issuance of up to $50,000,000 in letters of credit. Borrowings under the Credit facility bear interest, at the Company's option, at a base (prime) rate plus a variable margin
 (currently none) or LIBOR plus a variable margin (currently l.125%). The margin varies as a function of the percentage of the borrowing base utilized. A commitment fee on the unborrowed amount that is currently available under the Credit Facility is also charged based on the percentage of the borrowing base that is being utilized. As of May 1, 2001, there was $150,000,000 outstanding under the Credit Facility.


     In connection with its entering into the Credit Facility, the Company's previously existing uncommitted money market line of credit with a commercial bank was terminated.

                   Pogo Producing Company and Subsidiaries


            Notes to Consolidated Financial Statements (Unaudited)


(2) Long-Term Debt (continued) -

     The Master Banker's Acceptance Agreement between the Company and one of its lenders was recently modified to increase the amount which the lender has agreed to accept bank drafts from the Company up to $25,000,000. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement would be reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Facility. The Company's 2007 Notes, 2009 Notes, and the Company's new notes due 2011 (described below) may restrict all or a portion of the amounts that may be borrowed under the Master Banker's Acceptance Agreement as senior debt. The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice. As of May 1, 2001 no amounts were outstanding under this agreement.



     On April 10, 2001 the Company issued $200,000,000 principal amount of

Senior Subordinated Notes due 2011 (the "2011 Notes"). The 2011 Notes bear interest at a rate of 8 1/4%, payable semi-annually in arrears on April 15 and

October 15 of each year, commencing October 15, 2001. The 2011 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Facility and its banker's acceptances, are equal in right of payment to the 2007 Notes and the 2009 Notes, but are senior in right of payment to the Company's subordinated indebtedness, which currently includes the 2006 Notes. In addition, they are senior in right of payment to the liquidation preference under the Company's Trust Preferred Securities. The Company, at its option, may redeem the 2011 Notes in whole or in part, at any time on or after April 15, 2006, at a redemption price of 104.125% of their principal value and decreasing percentages thereafter. The indentures governing the 2011 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indentures governing the 2007 Notes and the 2009 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.


(3) Income Taxes -



     The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as the Company's present intention is to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $20,000,000 at March 31, 2001. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

                     Pogo Producing Company and Subsidiaries



             Notes to Consolidated Financial Statements (Unaudited)



(4) Hedging Activities -



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



     SFAS 133, in part, allows special hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.



     SFAS 133 requires that as of the date of initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of theses derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on interpretive guidance issued during the first quarter of

2001, the Company determined that the cumulative effect of adopting SFAS 133 should be recorded in other comprehensive income. As such, effective January 1,

2001, the Company recorded an unrealized loss of $2,438,000, net of deferred taxes of $1,313,000, in other comprehensive income. During the first quarter of

2001, the Company recognized a $720,000 loss as an offset to oil and gas revenues related to hedge ineffectiveness on these contracts. Unrealized losses on derivative instruments arising during the three months ended March 31, 2001 of $820,000, net of deferred taxes of $441,000, has been reflected as a component of other comprehensive income. Based on the future market prices, the

Company currently expects additional pre-tax charges of $8,434,000 to be recorded in net income during 2001.



     As of March 31, 2001, the Company held options to sell 70 million cubic feet of natural gas production per day for the period from April 1, 2001 through
 December 31, 2002. The Company has designated these contracts as cash flow
 hedges designed to give the Company the right, but not the obligation, to sell
 natural gas at a sales price of $4.25 per MMBtu for the period from April
2001
 through March 2002 and $4.00 per MMBtu for the period from April 2002 through
 December 2002. These contracts are designed to guarantee the Company a minimum
 "floor" price for the contracted volumes of production without limiting the
 Company's participation in price increases during the covered period. As of
 March 31, 2001, the Company was a party to the following hedging arrangements:







                                                                     NYMEX

                                                   Volume           Contract            Fair

                                                     in            Price per           Market

                      Contract Period             MMBtu(a)          MMBtu(a)         Value (b)

                -----------------------------   --------------   ---------------  -----------------




                April 2001 -  March 2002            25,550          $   4.25         $ 5,981,000

                April 2002 -  December 2002         19,250          $   4.00         $12,309,000






     (a) MMBtu means million British Thermal Units.

     (b) Fair Market value is calculated using prices derived from NYMEX futures contract prices existing at March 31, 2001.



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



     As of March 31, 2001 the Company was not a party to any commodity price hedging contracts with respect to any of its current or future crude oil and condensate production.

                   Pogo Producing Company and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)







(5)  Business Segment Information -



       Financial information by operating segment is presented below:









                                                       Company            Oil and Gas        Pipelines             Other

                                                       -------            -----------        ---------             -----
                                                                           (Expressed in thousands)




Long-Lived Assets:

     As of March 31, 2001:

          United States                                $ 1,633,524        $ 1,624,051        $     5,181        $     4,292

          Kingdom of Thailand                              333,916            330,360               --                3,556

          Canada and other                                  12,350             12,196               --                  154

                                                       -----------        -----------        -----------        -----------

          Total                                        $ 1,979,790        $ 1,966,607        $     5,181        $     8,002

                                                       ===========        ===========        ===========        ===========



     As of December 31, 2000:

          United States                                $   462,530        $   454,246        $     5,315        $     2,969

          Kingdom of Thailand                              337,317            334,018               --                3,299

          Canada                                            11,807             11,576               --                  231

                                                       -----------        -----------        -----------        -----------

          Total                                        $   811,654        $   799,840        $     5,315        $     6,499

                                                       ===========        ===========        ===========        ===========

Revenues:

     For the three months ended March 31, 2001

          United States                                $   119,472        $   113,484        $     4,292        $     1,696

          Kingdom of Thailand                               47,994             47,945               --                   49

          Canada and other                                   2,396              2,396               --                 --

                                                       -----------        -----------        -----------        -----------

          Total                                        $   169,862        $   163,825        $     4,292        $     1,745

                                                       ===========        ===========        ===========        ===========

     For the three months ended March 31, 2000

          United States                                $    66,423        $    63,436        $     3,382        $      (395)

          Kingdom of Thailand                               33,638             33,637               --                    1

          Canada                                               857                823               --                   34

                                                       -----------        -----------        -----------        -----------

          Total                                        $   100,918        $    97,896        $     3,382        $      (360)

                                                       ===========        ===========        ===========        ===========

Operating Income (Loss):

     For the three months ended March 31, 2001

          United States                                $    58,647        $    56,897        $        54        $     1,696

          Kingdom of Thailand                               23,747             23,698               --                   49

          Canada and other                                  (5,370)            (5,370)              --                 --

                                                       -----------        -----------        -----------        -----------

          Total                                        $    77,024        $    75,225        $        54        $     1,745

                                                       ===========        ===========        ===========        ===========

     For the three months ended March 31, 2000

          United States                                $    13,016        $    13,633        $      (222)       $      (395)

          Kingdom of Thailand                               11,752             11,751               --                    1

          Canada                                              (193)              (227)              --                   34

                                                       -----------        -----------        -----------        -----------

          Total                                        $    24,575        $    25,157        $      (222)       $      (360)

                                                       ===========        ===========        ===========        ===========


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







                                                      Three Months Ended                        Three Months Ended

                                                        March 31, 2001                             March 31, 2000

                                          --------------------------------------    -----------------------------------------

                                          Income              Shares   Per Share    Income (a)           Shares     Per Share

                                          ------              ------   ---------    ----------           ------     ---------
 Basic earnings per share -               $39,946             43,145   $   0.93       $  10,151            40,291   $   0.25

                                                                       =========                                    =========

 Effect of dilutive securities:

      Options to purchase common shares     -                    935                     -                    593

      2006 Notes                            1,028              2,726                     -                 -

      Trust Preferred Securities            1,584              6,316                      1,584             6,316

                                          --------      -------------                 ----------     -------------

 Diluted earnings per share               $42,558             53,122   $   0.80       $  11,735            47,200   $   0.25

                                          ========      =============  =========      ==========     =============  =========

 Antidilutive securities -

      Options to purchase common shares     -                    270   $  27.93          -                    278   $  32.61

      2006 Notes                            -                 -           -               1,028             2,726   $   0.38




     (a) Represents income before cumulative effect of change in accounting principle.



(7) Acquisition -



     On March 14, 2001, the previously announced merger of the Company and NORIC was consummated. As a result of the merger, the Company acquired all of the outstanding capital stock of North Central, which was the principal asset of
 NORIC. North Central is an independent domestic oil and gas exploration and production company whose operations are being integrated with the Company's existing domestic operations. The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. Such allocations are based upon preliminary information and are subject to change when final valuations are obtained. Commencing March 14, 2001,
 North Central's operations are consolidated with the operations of the
Company.
 Pursuant to the merger agreement amount the Company and NORIC and certain NORIC
 shareholders dated as of November 19, 2000, former shareholders received
 12,615,816 shares of the Company's common stock and approximately
$344,711,000
 in cash. In addition, at the closing the Company repaid all
$78,600,000
 principal amount of North Central's existing bank debt. The sources of funds used in connection with the merger included cash on hand at the Company and
 NORIC and borrowings under the Company's new credit agreement discussed in Note
 2 above, "Long-Term Debt."



     The following summary presents unaudited pro forma consolidated results of operations as if the acquisition has occurred at the beginning of each period presented. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results of North Central, such as in increased depreciation, depletion and amortization expense resulting from the allocation of fair market value to oil and gas properties acquired and increased interest expense on acquisition debt. The unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at those
dates, nor are they necessarily indicative of future operating results.









                                                                                            Three Months Ended

                                                                                                 March 31,

                                                                                     --------------------------------

                                                                                            2001          2000

                                                                                     --------------------------------

Revenues                                                                             $     232,842   $       128,929

Income before cumulative effect of change in accounting principle                    $      56,864   $         4,999

Net income                                                                           $      56,864   $         3,231

Earnings per share:

     Basic -

          Income before cumulative effect of change in accounting principle          $        1.07   $          0.09

          Net income                                                                 $        1.07   $          0.06

     Diluted -

          Income before cumulative effect of change in accounting principle          $        0.94   $          0.09

          Net income                                                                 $        0.94   $          0.06




                    POGO PRODUCING COMPANY AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain statements contained herein are "forward-looking statements" and are thus prospective. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 2000, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

  On March 14, 2001, the previously announced merger of Pogo Producing Company (the "Company") and NORIC Corporation ("NORIC") was consummated. As a result of the merger, the Company acquired all of the outstanding capital stock of North Central Oil Corporation ("North Central"), which was the principal asset of NORIC Corporation. North Central is an independent domestic oil and gas exploration and production company whose operations are being integrated with
Pogo's existing domestic operations.    The merger was accounted for using the
purchase method of accounting. Commencing March 14, 2001, the results of North Central's operations are consolidated with the Company's. Pursuant to the merger agreement among the Company, NORIC and certain NORIC shareholders dated as of November 19, 2000, former shareholders of NORIC received 12,615,816 shares of the Company's common stock and approximately $344,711,000 in cash. In addition, at the closing the Company repaid all $78,600,000 principal amount of North Central's existing bank debt. The sources of funds used in connection with the merger included cash on hand at the Company and NORIC and borrowings under the Company's new credit agreement discussed under "Liquidity and Capital Resources."

  RESULTS OF OPERATIONS

  Net Income

  The Company reported net income for the first quarter of 2001 of $39,946,000 or $0.93 per share ($42,558,000 or $0.80 per share on a diluted basis), compared to net income (before the cumulative effect of a change in accounting principle) for the first quarter of 2000 of $10,151,000 or $0.25 per share (on both a basic and a diluted basis). The increase in net income during the first quarter of 2001, compared to the first quarter of 2000, was primarily related to increased oil and gas revenues resulting from improved natural gas prices and increased crude oil production volumes. Net income in the first quarter of 2000 was also decreased by $1,768,000 resulting from a change in accounting principle related to the Company's method of accounting for crude oil inventory stored on its FPSO and FSO in the Gulf of Thailand.

  Earnings per common share are based on the weighted average number of common shares outstanding for the first quarter of 2001 of 43,145,000 (53,122,000 on a diluted basis), compared to 40,291,000 (47,200,000 on a diluted basis) for the first quarter of 2000. The increase in the weighted average number of common shares outstanding for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from the issuance of common stock in connection with the merger with NORIC on March 14, 2001 and, to a lesser extent the exercise of stock options pursuant to the Company's incentive plans. Earnings per share computations on a diluted basis for both periods reflect additional shares of common stock issuable upon the assumed conversion of Pogo Trust I's 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities due 2029 (the "Trust Preferred Securities") and, to a much lesser extent, additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds.
Earnings per share computations for the first quarter of 2001 also reflect additional shares of common stock issuable upon the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2006 (the "2006 Notes").

  Total Revenues

  The Company's total revenues for the first quarter of 2001 were $169,862,000, an increase of approximately 68% from total revenues of $100,918,000 for the first quarter of 2000. The increase in the Company's total revenues for 2001, compared to 2000, resulted primarily from increased oil and gas revenues and, to a much lesser extent, a gain recorded on the sale of certain non-strategic assets and an increase in pipeline sales revenue.

  Oil and Gas Revenues

  The Company's oil and gas revenues for the first quarter of 2001 were $163,913,000, an increase of approximately 67% from oil and gas revenues of $97,896,000 for the first quarter of 2000. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 2001 and 2000:


Increase (decrease) in oil and gas revenues                 1ST QTR
resulting from variances in:                                  2001
                                                           COMPARED TO
                                                            1ST QTR
                                                              2000
                                                           -----------

  NATURAL GAS --
     Price..............................................      $49,492
     Production.........................................        2,359
                                                              -------
                                                               51,851
                                                              -------

  CRUDE OIL AND CONDENSATE --
     Price..............................................          901
     Production.........................................       15,034
                                                              -------
                                                               15,935
                                                              -------
  NATURAL GAS LIQUIDS ("NGL")...........................       (1,769)
                                                              -------
     Increase (decrease) in oil and gas revenues........      $66,017
                                                              =======

  The increase in the Company's oil and gas revenues in the first quarter of 2001, compared to the first quarter of 2000, was related to an increase in the average price that the Company received for its natural gas production, an increase in its crude oil and condensate production and, to a lesser extent, an increase in its natural gas production and in the average price that it received for its oil and condensate production. These increases were partially offset by a decline in revenues related to decreased production of NGL. NGL is extracted from natural gas. Due to the relatively high price (relative to crude oil and condensate) that the Company is currently receiving for its natural gas production volumes, the Company has elected in many instances to leave the NGL in the natural gas at this time, rather than to extract it for resale as NGL. Generally, this leads to increased average prices for the Company's natural gas production volumes.


Comparison of Increases (Decreases) in:                                   1ST QTR        1ST QTR       % CHANGE
NATURAL GAS --                                                              2001           2000      2001 to 2000
                                                                          -------        -------   -----------------
   Average prices
      North America (a)...........................................        $  7.02        $  2.76          154%

      Kingdom of Thailand(b)......................................        $  2.45        $  1.97           24%

           Company-wide average price.............................        $  5.59        $  2.50          124%

   Average daily production volumes (MMcf per day)
      North America (a)...........................................          125.3          117.6            7%

      Kingdom of Thailand.........................................           57.4           58.5          (2)%
                                                                          -------        -------
           Company-wide average daily production..................          182.7          176.1            4%
                                                                          =======        =======

Crude Oil and Condensate --

   Average prices
      North America(a)............................................        $ 28.02        $ 25.72            9%

      Kingdom of Thailand.........................................        $ 25.22        $ 26.85          (6)%

           Company-wide average price.............................        $ 26.54        $ 26.24            1%

   Average daily production volumes (Bbls per day)
      North America(a)............................................         13,916         13,352            4%

      Kingdom of Thailand (c).....................................         13,918         11,359           23%
                                                                          -------        -------
           Company-wide average daily production (c)..............         27,834         24,711           13%
                                                                          =======        =======
TOTAL LIQUID HYDROCARBONS --

    Company-wide average daily production (Bbls per day)(c).......         28,538         26,641            7%
                                                                          =======        =======

____________________________
    (a) North American average prices and production reflect production from the United States and Canada. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.
    (b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in U.S. dollars based on the revenue recorded in the Company's financial records.
    (c) Oil and condensate production in the Gulf of Thailand is produced and stored on the FPSO and FSO pending sale and is sold in tanker loads that typically average between 300,000 and 750,000 barrels per sale. Therefore, oil and condensate sales volumes for a given period in the Gulf of Thailand may not equate to actual production. In accordance with generally accepted accounting principles, as currently interpreted, reported revenues are based on sales volumes. However, the Company believes that actual production volumes are a more meaningful measure of the Company's operating results and therefore reports production volumes as part of its operating results. The Company produced 146,000 barrels less than it sold in the first quarter of 2001 and produced 164,000 barrels more than it sold in the first quarter of 2000.


  Natural Gas

  Thailand Prices. The price that the Company receives under the gas sales agreement with the Petroleum Authority of Thailand ("PTT") is based upon a formula which takes into account a number of factors including, among other items, changes in the Thai/U.S. exchange rate and fuel oil prices in Singapore. The increase in the average price that the Company received for its natural gas production in the Kingdom of Thailand for the first quarter of 2001, compared to the first quarter of 2000, reflects positive adjustments under the gas sales agreement.

  Production. The increase in the Company's natural gas production during the first quarter of 2001, compared to the first quarter of 2000, was primarily related to production from properties acquired in the North Central acquisition and, to a lesser extent, successful development programs on the Company's New Mexico properties that was partially offset by natural decline at certain of the Company's other properties.

  Crude Oil and Condensate

  Thailand Prices. Since the inception of production from the Company's properties located in the Gulf of Thailand, crude oil and condensate have been stored on storage vessels (an FPSO in the Tantawan field and an FSO in the Benchamas field) until an economic quantity was accumulated for offloading and sale. A typical sale ranges from 300,000 to 750,000 barrels. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, typically as a differential to Malaysian TAPIS crude and are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in dollars.

  Production. The increase in the Company's Thailand production is related to production from the Benchamas field that commenced producing in the third quarter of 2000. Due a change in interpretation of an accounting principle, the Company now records its oil production in Thailand at the time of sale, rather than when produced, as it had previously. In accordance with generally accepted accounting principles, as currently interpreted, at the end of each quarter, the crude oil and condensate stored on board the FSO and FPSO pending sale is accounted for as inventory at cost. Reported revenues are based on sales volumes. When a tanker load of oil is sold in Thailand, the entire amount will be accounted for as production sold, regardless of when it was produced. The Company believes that actual production volumes are a more meaningful measure of the Company's operating results than sales volumes and therefore reports production volumes as part of its operating results. The Company produced 146,000 barrels less than it sold in the first quarter of 2001 and produced 164,000 barrels more than it sold in the first quarter of 2000. As of March 31, 2001, the Company had approximately 204,000 net barrels stored on board the FPSO and FSO.

  NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The decrease in NGL revenues for the first quarter of 2001, compared with the first quarter of 2000, primarily related to the decision by the Company not to extract NGL from its natural gas production due to the more favorable economics of leaving it in the natural gas stream.

  Costs and Expenses


                                                                      1ST QTR             1ST QTR          % CHANGE
Comparison of Increases (Decreases) in:                                 2001                2000          2001 to 2000
                                                                    ------------         -----------    ---------------
   LEASE OPERATING EXPENSES
      North America..........................................       $ 17,050,000         $14,290,000         19%

      Kingdom of Thailand....................................       $  8,777,000         $ 7,355,000         19%

            Total Lease Operating Expenses...................       $ 25,827,000         $21,645,000         19%

   Pipeline Operating and Natural Gas Purchases..............       $  4,020,000         $ 3,390,000         19%

   General and Administrative Expenses.......................       $  8,208,000         $10,517,000       (22)%

   Exploration Expenses......................................       $  6,948,000         $ 3,673,000         89%

   Dry Hole and Impairment Expenses..........................       $ 10,767,000         $ 5,072,000        112%

   Depreciation, Depletion and Amortization (DD&A)
       Expenses..............................................       $ 37,068,000         $32,046,000         16%

      DD&A Rate..............................................              $1.12               $1.07          5%

      Mcfe Produced (a)......................................         31,854,000          30,568,000          4%

   Interest-
       Charges...............................................       $(11,304,000)        $(8,746,000)        29%

       Income................................................          1,302,000             293,000        344%

       Capitalized Interest Expense..........................       $  4,526,000         $ 5,010,000       (10)%

   Minority Interest - Dividends and Costs...................       $  2,497,000         $ 2,558,000        (2)%

   Foreign Currency Transaction Loss.........................       $   (585,000)        $  (327,000)        79%

   Income Tax Expense........................................       $(28,520,000)        $(8,096,000)       252%

_____________________

  (a) "Mcfe" stands for thousand of cubic feet equivalent.

  Lease Operating Expenses

  The increase in North American lease operating expenses for the first quarter of 2001, compared to the first quarter of 2000, related in large measure to increased severance taxes resulting from increased production from the Company's non-U.S. government owned properties (accounting for $3,041,000 of the increase) and, to a lesser extent, increased expenses related to operation of the properties acquired in the North Central merger and generally increasing costs resulting from an industry-wide increase in demand for oil field services and equipment, that was only partially offset by decreased maintenance costs in the Gulf of Mexico and the Company's Western Division properties. The increase in lease operating expenses in the Kingdom of Thailand for the first quarter of 2001, compared to the first quarter of 2000, related to increased maintenance and workover activity in the Benchamas Field and to generally increasing costs resulting from an industry-wide increase in demand for oil field services and equipment. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relates to the lease payments made in connection with the bareboat charter of the FPSO for the Tantawan field and the FSO for the Benchamas field. Collectively, these lease payments accounted for $3,716,000 and $3,757,000 of the Company's Thailand lease operating expenses for the first quarter of 2001 and the first quarter of 2000, respectively.

  Pipeline Operating and Natural Gas Purchases

  Revenue from the sale of natural gas purchased for resale is reported as revenue under "Pipeline sales and other." The cost of purchasing natural gas for resale, together with the costs of operating the pipeline carrying the natural gas is recorded as an expense under "Pipeline operating and natural gas purchases." The increase in pipeline operating expenses and natural gas purchase costs for the first quarter of 2001, compared to the first quarter of 2000, primarily related to increased cost of natural gas purchased for resale by the Company.

  General and Administrative Expenses

  The decrease in general and administrative expenses for the first quarter of 2001, compared with the first quarter of 2000, primarily related to a $1,889,000 retroactive adjustment for the over accrual of certain payroll costs, that was partially offset by increased expenses associated with the Company's acquisition of North Central and its employees, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

  Exploration Expenses

  Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The increase in exploration expense for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from the cost of conducting two major 3-D projects in Hungary, that was partially offset by decreased geophysical acquisition costs in the Company's other operational areas.

  Dry Hole and Impairment

  The increase in the Company's dry hole and impairment expense for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from impairment expense charged to a non-operated property located in the offshore Gulf of Mexico due to unexpectedly high drilling and completion expenses and, to a lesser extent, increased dry hole costs.

  Depreciation, Depletion and Amortization Expenses

  The increase in the Company's Depreciation, Depletion and Amortization ("DD&A") expense for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from an increase in the Company's liquid hydrocarbon and natural gas production and, to a lesser extent, an increase in the Company's composite DD&A rate.

  The increase in the composite DD&A rate for all of the Company's producing fields for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are higher than the Company's recent historical composite rate, including the properties acquired in the North Central acquisition, and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are lower than the Company's recent historical composite DD&A rate.

  Interest

  Interest Charges. The increase in the Company's interest charges for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from an increase in amortization of debt issuance expense (principally related to the termination of the Company's previous credit facility) and, to a lesser extent, an increase in the average amount of the Company's outstanding debt due to the acquisition of North Central, that was not entirely offset by decreased average interest rates on the debt outstanding (resulting primarily from the increase in bank debt which has a lower interest rate than a substantial portion of the Company's long-term debt).

  Interest Income.   The increase in the Company's interest income for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from an increase in the amount of the cash and cash equivalents temporarily invested. Except for working capital needs, a significant portion of the Company's cash and cash and cash equivalents were used to fund the North Central acquisition.

  Capitalized Interest. The decrease in capitalized interest for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from a decrease in the amount of capital expenditures subject to interest capitalization during the first quarter of 2001 ($226,409,000), compared to the first quarter of 2000 ($234,575,000), and from a decrease in the computed interest rate that the Company uses to apply on such capital expenditures to arrive at the total amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the developments in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

  Minority Interest - Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

  Pogo Trust I, a subsidiary trust, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. The amounts recorded for the first quarter of 2001 and the first quarter of 2000, respectively, under "Minority Interest - Dividends and costs associated with preferred securities of a subsidiary trust" principally reflect cumulative dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

  Foreign Currency Transaction Losses

  The foreign currency transaction losses reported for the first quarter of 2001 and the first quarter of 2000 resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary financial statements during the respective periods. The weakening of the Thai Baht against the U.S. dollar has been attributed to, among other things, the negative impact on the Thai economy of high crude oil prices, continued weakness in the banking sector, and political uncertainty surrounding recently completed national elections. The Company cannot predict what the Thai Baht to U.S. dollar exchange rate will be in the future. As of March 31, 2001, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

  Income Tax Expense

  The increase in the Company's income tax expense for the first quarter of 2001, compared to the first quarter of 2000, resulted primarily from increased pre-tax income from North American operations and from pre-tax income from the Company's operations in the Kingdom of Thailand that was only partially offset by tax benefits in the United States for taxes paid, principally in the Kingdom of Thailand. Management currently expects that its foreign taxes will constitute a substantial portion of its overall tax burden for the foreseeable future.

  LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

  The Company's Condensed Consolidated Statement of Cash Flows for the first quarter of 2001 reflects net cash provided by operating activities of $135,048,000. In addition to net cash provided by operating activities, the Company received $5,330,000, primarily from the exercise of stock options, and $2,748,000 from the sale of certain non-strategic properties. The Company also borrowed a net $331,000,000 under its revolving credit facility.

  During the first quarter of 2001, the Company acquired the shares of NORIC for $344,711,000, repaid all $78,600,000 of North Central's senior indebtedness, invested $80,150,000 in capital projects, paid $4,583,000 in debt issuance expenses, paid $2,438,000 in cash distributions to holders of its Trust Preferred Securities and paid $1,223,000 ($0.03 per share) in cash dividends to holders of the Company's common stock. As of March 31, 2001, the Company's cash and cash equivalents were $64,396,000 and its long-term debt stood at $696,000,000.

  On April 10, 2001, the Company issued $200,000,000 of 8 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"), using the net proceeds to reduce the Company's outstanding senior indebtedness. As of May 1, 2001, the Company had $325,000,000 of availability under its revolving credit facility.

  Future Capital Requirements

  The Company's capital and exploration budget for 2001, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was recently increased by the Company's Board of Directors to $350,000,000, principally on account of the projects to be undertaken on properties acquired in the North Central acquisition. The Company currently anticipates that its available cash and cash equivalents, cash provided by operating activities and funds available under its credit agreement and banker's acceptance facility will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2001, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share to be paid on May 25, 2001 to shareholders of record on May 11, 2001). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends and distributions under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.

  Capital Structure

  On March 8, 2001, prior to the merger with NORIC and the acquisition of North Central on March 14, 2001, the Company entered into a reserve-based revolving credit facility (the "Credit Facility"). The Credit Facility provides for a $515,000,000 revolving credit facility until March 7, 2006. The amount that may be borrowed may not exceed a borrowing base which is determined semi-annually and is calculated based upon substantially all of the Company's proved oil and gas properties. As of May 1, 2001, the Company had $325,000,000 of availability under its Credit Facility. The Credit Facility is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, creation of liens, a limitation on commodity hedging above certain specified limits, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company has pledged the stock of North Central and its inter-company receivables with North Central as security for its obligations under the Credit Facility and is prohibited from pledging borrowing base properties as security for other debt. The Credit Facility also permits short-term "swing line" loans and the issuance of up to $50,000,000 in letters of credit. Borrowings under the Credit Facility bear interest, at the Company's option, at a base (prime) rate plus a variable margin (currently none) or LIBOR plus a variable margin (currently 1.125%). The margin varies as a function of the percentage of the borrowing base being utilized. A commitment fee on the unborrowed amount that is currently available under the

Credit Facility is also charged based upon the percentage of the borrowing base that is being utilized. As of May 1, 2001, there was $150,000,000 outstanding under the Credit Facility.

  In connection with its entering into the Credit Facility, the Company's previously existing uncommitted money market line of credit with a commercial bank was terminated.

     Banker's Acceptances. The Master Banker's Acceptance Agreement between the Company and one of its lenders was recently modified to increase the amount which the lender has agreed to accept bank drafts from the Company up to $25,000,000. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement would be reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Facility. The Company's 2011 Notes (described below), its 10 3/8% Senior Subordinated Notes due 2009 and its 8 3/4% Senior Subordinated Notes due 2007 may restrict all or a portion of the amounts that may be borrowed under the Master Banker's Acceptance Agreement as senior debt. The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice. As of May 1, 2001, no amounts were outstanding under this agreement.

     2011 Notes. As previously discussed, on April 10, 2001, the Company issued $200,000,000 principal amount of 2011 Notes. The 2011 Notes bear interest at a rate of 8 1/4%, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2001. The 2011 Notes are general unsecured senior subordinated obligations of the Company, are subordinated in right of payment to the Company's senior indebtedness, which currently includes the Company's obligations under the Credit Facility and its banker's acceptances, are equal in right of payment to the 2009 Notes and the 2007 Notes, but are senior in right of payment to the Company's subordinated indebtedness, which currently includes the 2006 Notes. In addition, they are senior in right of payment to the liquidation preference under the Company's Trust Preferred Securities. The Company, at its option, may redeem the 2011 Notes in whole or in part, at any time on or after April 15, 2006, at a redemption price of 104.125% of their principal value and decreasing percentages thereafter. The indenture governing the 2011 Notes also imposes certain covenants on the Company that are substantially identical to the covenants contained in the indentures governing the 2009 Notes and the 2007 Notes, including covenants limiting: incurrence of indebtedness including senior indebtedness; restricted payments; the issuance and sales of restricted subsidiary capital stock; transactions with affiliates; liens; disposition of proceeds of asset sales; non-guarantor restricted subsidiaries; dividends and other payment restrictions affecting restricted subsidiaries; and mergers, consolidations and the sale of assets.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. In addition to the information contained in this "Item 3. Quantitative and Qualitative Disclosure About Market Risk", the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with the following.

INTEREST RATE RISK

  From time to time, the Company has entered into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of May 1, 2001, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at March 31, 2001:


                                                                                                          Fair
                                                                                                        --------
                                    2000     2001     2002     2003     2004   Thereafter        Total    VALUE
                                   -----    -----    -----    -----    -----     --------     --------  --------
Liabilities Long-Term Debt:
     Variable Rate..............   $   0    $   0    $   0    $   0    $   0     $331,000     $331,000     $331,000
     Average Interest Rate......       -        -        -        -        -          6.8%         6.8%           -
     Fixed Rate.................   $   0    $   0    $   0    $   0    $   0     $365,000     $365,000     $370,398
     Average Interest Rate......       -        -        -        -        -          8.4%         8.4%          --

FOREIGN CURRENCY EXCHANGE RATE RISK

   The Company conducts business in Thai Baht, Hungarian Forint and the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. As of May 1, 2001, the Company is not a party to any foreign currency exchange agreement.

CURRENT HEDGING ACTIVITY

   From time to time, the Company has used and expects to continue to use hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counter-parties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade
institutions.   In January 2001, the Company began to account for its hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting hedge accounting criteria are met. Special accounting for qualifying hedges allows the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instruments, if any, must be recognized currently in earnings.

   Natural Gas

   As of March 31, 2001, the Company held options to sell 70 million cubic feet of natural gas production per day for the period from April 1, 2001 through December 31, 2002. The Company has designated these contracts as cash flow hedges designed to give the Company the right, but not the obligation, to sell natural gas at a sales price of $4.25 per MMBtu for the period from April 2001 through March 2002 and $4.00 per MMBtu for the period from April 2002 through December 2002. These contracts are designed to guarantee a minimum "floor" price for the contracted volumes of production without limiting the Company's participation in price increases during the covered period. As of March 31, 2001, the Company was a party to the following hedging arrangements:

                                                        NYMEX
                                                      CONTRACT
                                     VOLUME           PRICE PER        FAIR  MARKET
       CONTRACT PERIOD            IN MMBTU (a)        MMBTU(a)           VALUE(b)
-----------------------------   -----------------   ------------    ------------------
Floor Contracts:
 April 2001 -- March 2002                 25,550            $4.25       $ 5,981,000
 April 2002 - December 2002               19,250            $4.00       $12,309,000

(a)  MMBtu means million British Thermal Units.
(b) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at March 31, 2001.

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

 Crude Oil

  As of March 31, 2001, the Company was not a party to any commodity price hedging contracts with respect to any of its current or future crude oil and condensate production.


                                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (A) Exhibits

     None

 (B) Reports on Form 8-K

     Report filed on January 24, 2001, announcing the date of the Company's Annual Shareholder's Meeting in 2001, attaching a copy of the Company's press release containing its fourth quarter and year-end 2000 results and two tables containing supplemental financial and operating data.

     Report filed on March 26, 2001, announcing the merger of the Company and NORIC under Item 2 and setting forth certain pro forma financial information required under Item 7, the consolidated balance sheets of North Central and its consolidated subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000; and unaudited pro forma condensed consolidated financial statements giving effect to the merger of NORIC with and into the Company as if it had occurred on January 1, 2000 (for purposes of the pro forma unaudited condensed consolidated statement of income) and December 31, 2000 (for purposes of the pro forma unaudited condensed consolidated balance sheet).

                    POGO PRODUCING COMPANY AND SUBSIDIARIES


                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POGO PRODUCING COMPANY
                                    (Registrant)


                                 /s/ THOMAS E. HART
                                 ----------------------------------------------
                                     Thomas E. Hart
                                     Vice President and Chief Accounting Officer



                                 /s/ JAMES P. ULM, II
                                 ----------------------------------------------
                                     James P. Ulm, II
                                     Vice President and Chief Financial Officer



Date: May 14, 2001