Form 10-Q
period 2001-06-30
POGO PRODUCING CO
filed 2001-08-02
CIK 230463

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended       June 30, 2001            or


[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ___________ to ___________

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

                                (713) 297-5000
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



                                 Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)




     Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to
     such filing requirement for the past 90 days: Yes X     No ___



Registrant's number of common shares outstanding as of June 30, 2001  53,578,961

                         Part I. Financial Information

Item 1.  Financial Statements

                    Pogo Producing Company and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                ------------------------------------
                                                                                      2001                2000
                                                                                ----------------    ----------------
                                                                          (Expressed in thousands, except per share amounts)
Revenues:
     Oil and gas                                                                $       164,412     $       104,553
     Pipeline sales and other                                                             4,982               3,476
     Gains (losses) on sales                                                                  -                  (9)
                                                                                ----------------    ----------------
          Total                                                                         169,394             108,020
                                                                                ----------------    ----------------

Operating Costs and Expenses:
     Lease operating                                                                     29,696              23,517
     Pipeline operating and natural gas purchases                                         4,400               3,156
     General and administrative                                                           9,650               7,539
     Exploration                                                                          5,486               2,114
     Dry hole and impairment                                                             12,277               2,120
     Depreciation, depletion and amortization                                            53,464              32,839
                                                                                ----------------    ----------------
          Total                                                                         114,973              71,285
                                                                                ----------------    ----------------

Operating Income                                                                         54,421              36,735
                                                                                ----------------    ----------------

Interest:
     Charges                                                                            (14,988)             (8,210)
     Income                                                                                 694                 186
     Capitalized                                                                         10,303               4,604
Minority Interest -   Dividends and costs associated
      with preferred securities of a subsidiary trust                                    (2,501)             (2,559)
Foreign Currency Transaction Loss                                                          (421)               (794)
                                                                                ----------------    ----------------

Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle                                            47,508              29,962

Income Tax Expense                                                                      (16,529)            (13,171)
                                                                                ----------------    ----------------

Income Before Cumulative
     Effect of Change in Accounting Principle                                            30,979              16,791

Cumulative Effect of Change in Accounting Principle                                           -                   -
                                                                                ----------------    ----------------

Net income                                                                      $        30,979     $        16,791
                                                                                ================    ================

Earnings Per Common Share
     Basic
          Income before cumulative effect of change in accounting principle     $          0.58     $          0.42
          Cumulative effect of change in accounting principle                                 -                   -
                                                                                ----------------    ----------------
          Net income                                                            $          0.58     $          0.42
                                                                                ================    ================
     Diluted
          Income before cumulative effect of change in accounting principle     $          0.53     $          0.39
          Cumulative effect of change in accounting principle                                 -                   -
                                                                                ----------------    ----------------
          Net income                                                            $          0.53     $          0.39
                                                                                ================    ================

Dividends Per Common Share                                                      $          0.03     $          0.03
                                                                                ================    ================

Weighted Average Number of Common Shares
     and Potential Common Shares Outstanding:
          Basic                                                                          53,575              40,382
          Diluted                                                                        63,494              50,052

         See accompanying notes to consolidated financial statements.

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                  ------------------------------------
                                                                                         2001                2000
                                                                                  ----------------    ----------------
             (Expressed in thousands, except per share amounts)

Revenues:
     Oil and gas                                                                  $       328,325     $       202,449
     Pipeline sales and other                                                               8,259               6,503
     Gains (losses) on sales                                                                2,672                 (14)
                                                                                  ----------------    ----------------
          Total                                                                           339,256             208,938
                                                                                  ----------------    ----------------

Operating Costs and Expenses:
     Lease operating                                                                       55,523              45,162
     Pipeline operating and natural gas purchases                                           8,420               6,546
     General and administrative                                                            17,858              18,056
     Exploration                                                                           12,434               5,787
     Dry hole and impairment                                                               23,044               7,192
     Depreciation, depletion and amortization                                              90,532              64,885
                                                                                  ----------------    ----------------
          Total                                                                           207,811             147,628
                                                                                  ----------------    ----------------

Operating Income                                                                          131,445              61,310
                                                                                  ----------------    ----------------

Interest:
     Charges                                                                              (26,292)            (16,956)
     Income                                                                                 1,996                 479
     Capitalized                                                                           14,829               9,614
Minority Interest -   Dividends and costs associated
      with preferred securities of a subsidiary trust                                      (4,998)             (5,117)
Foreign Currency Transaction Loss                                                          (1,006)             (1,121)
                                                                                  ----------------    ----------------

Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle                                             115,974              48,209

Income Tax Expense                                                                        (45,049)            (21,267)
                                                                                  ----------------    ----------------

Income Before Cumulative
     Effect of Change in Accounting Principle                                              70,925              26,942

Cumulative Effect of Change in Accounting Principle                                             -              (1,768)
                                                                                  ----------------    ----------------

Net income                                                                        $        70,925     $        25,174
                                                                                  ================    ================

Earnings Per Common Share
     Basic
          Income before cumulative effect of change in accounting principle       $          1.46     $          0.67
          Cumulative effect of change in accounting principle                                   -               (0.04)
                                                                                  ----------------    ----------------
          Net income                                                              $          1.46     $          0.63
                                                                                  ================    ================
     Diluted
          Income before cumulative effect of change in accounting principle       $          1.31     $          0.64
          Cumulative effect of change in accounting principle                                   -               (0.04)
                                                                                  ----------------    ----------------
          Net income                                                              $          1.31     $          0.60
                                                                                  ================    ================

Dividends Per Common Share                                                        $          0.06     $          0.06
                                                                                  ================    ================

Weighted Average Number of Common Shares
     and Potential Common Shares Outstanding:
          Basic                                                                            48,425              40,337
          Diluted                                                                          58,373              47,263

             See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                            June 30,             December 31,
                                                                              2001                   2000
                                                                        ---------------        ---------------
                                                                          (Unaudited)
                                                                                (Expressed in thousands
                                                                                 except share amounts)
                                        Assets
    Current Assets:
         Cash and cash equivalents                                      $     79,943           $     81,510
         Accounts receivable                                                  67,410                 84,381
         Other receivables                                                    39,675                 27,242
         Federal income tax receivable                                         4,301              -
         Inventory - Product                                                   7,188                  3,054
         Inventories - Tubulars                                                9,575                  8,056
         Price hedge contracts                                                24,675                  9,153
         Other                                                                 4,675                  1,276
                                                                        -------------          -------------
              Total current assets                                           237,442                214,672
                                                                        -------------          -------------

    Property and Equipment:

         Oil and gas, on the basis of successful efforts accounting
              Proved properties being amortized                            2,739,460              1,698,404
              Unevaluated properties and properties
                   under development, not being amortized                    401,347                154,914
         Pipelines, at cost                                                    6,524                  7,095
         Other, at cost                                                       17,766                 15,257
                                                                        -------------          -------------
                                                                           3,165,097              1,875,670
                                                                        -------------          -------------
         Accumulated depreciation, depletion and amortization
              Oil and gas                                                 (1,146,426)            (1,053,478)
              Pipelines                                                       (1,406)                (1,780)
              Other                                                           (9,887)                (8,758)
                                                                        -------------          -------------
                                                                          (1,157,719)            (1,064,016)
                                                                        -------------          -------------
         Property and equipment, net                                       2,007,378                811,654
                                                                        -------------          -------------

    Other Assets:
         Debt issue expenses                                                  16,590                 10,718
         Price hedge contracts                                                13,102                 14,869
         Foreign value added taxes receivable                                  9,391                  7,262
         Deferred income tax                                                   9,007                  3,695
         Other                                                                21,312                 20,652
                                                                        -------------          -------------
                                                                              69,402                 57,196
                                                                        -------------          -------------

                                                                        $  2,314,222           $  1,083,522
                                                                        =============          =============

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

                          Consolidated Balance Sheets

                                                                           June 30,               December 31,
                                                                             2001                     2000
                                                                       ----------------         -----------------
                                                                            (Unaudited)
                                                                                       (Expressed in thousands
                                                                                        except share amounts)
                         Liabilities and Shareholders' Equity
    Current Liabilities:
         Accounts payable - operating activities                        $      58,694            $        27,334
         Accounts payable - investing activities                               50,474                     67,703
         Federal income taxes payable                                          11,000                          -
         Accrued interest payable                                              11,804                      7,443
         Accrued dividends associated with
              preferred securities of a subsidiary trust                          813                        813
         Accrued payroll and related benefits                                   2,829                      2,285
         Other                                                                  3,268                        851
                                                                       ---------------          -----------------
              Total current liabilities                                       138,882                    106,429
                                                                       ---------------          -----------------

    Long-Term Debt                                                            714,997                    365,000

    Deferred Income Tax                                                       491,373                     95,453

    Deferred Credits                                                           15,431                     13,456

                                                                       ---------------          -----------------
              Total liabilities                                             1,360,683                    580,338
                                                                       ---------------          -----------------

    Minority Interest:
         Company-obligated mandatorily redeemable
         convertible preferred securities of a subsidiary trust,
         net of unamortized issue expenses                                    144,959                    144,913
                                                                       ---------------          -----------------

    Shareholders' Equity:
         Preferred stock, $1 par; 4,000,000 and 2,000,000 shares
              authorized, respectively                                              -                          -
         Common stock, $1 par; 200,000,000 and 100,000,000 shares
              authorized; 53,594,536 and 40,659,591 shares issued,
              respectively                                                     53,594                     40,660
         Additional capital                                                   657,231                    298,885
         Retained earnings                                                     88,207                     20,112
         Accumulated other comprehensive income (loss)                          9,872                     (1,062)
         Treasury stock (15,575 shares), at cost                                 (324)                      (324)
                                                                       ---------------          -----------------
              Total shareholders' equity                                      808,580                    358,271
                                                                       ---------------          -----------------

                                                                        $   2,314,222            $     1,083,522
                                                                       ===============          =================

         See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                          --------------------------------------------------------
                                                                                   2001                            2000
                                                                          ---------------------         --------------------------
                                                                                         (Expressed in thousands)
    Cash Flows from Operating Activities:
         Cash received from customers                                      $          365,015            $             200,589
         Operating, exploration, and general
              and administrative expenses paid                                        (91,077)                         (76,807)
         Interest paid                                                                (19,255)                         (16,061)
         Federal income taxes paid                                                    (14,807)                          (3,000)
         Federal income taxes received                                                      -                            3,000
         Value added taxes (paid) received                                             (2,129)                           1,362
         Other                                                                          2,051                              301
                                                                          --------------------          -----------------------
              Net cash provided by operating activities                               239,798                          109,384
                                                                          --------------------          -----------------------

    Cash Flows from Investing Activities:
         Capital expenditures                                                        (179,114)                         (57,665)
         Acquisition of NORIC, net of $21,235 cash acquired                          (323,476)                               -
         Purchase of proved reserves                                                   (2,714)                               -
         Proceeds from the sale of properties                                           4,348                                -
                                                                          --------------------          -----------------------
              Net cash used in investing activities                                  (500,956)                         (57,665)
                                                                          --------------------          -----------------------

    Cash Flows from Financing Activities:
         Proceeds from issuance of new debt                                           200,000                                -
         Borrowings under senior debt agreements                                      833,997                           67,000
         Payments under senior debt agreements                                       (684,000)                         (77,000)
         Payment of North Central senior debt acquired                                (78,600)                               -
         Payments of cash dividends on common stock                                    (2,830)                          (2,425)
         Payments of preferred dividends of a subsidiary trust                         (4,875)                          (4,875)
         Payments of financing issue expenses                                          (8,625)                             (22)
         Proceeds from exercise of stock options and other                              5,472                            1,876
                                                                          --------------------          -----------------------
              Net cash provided by (used in) financing activities                     260,539                          (15,446)
                                                                          --------------------          -----------------------
    Effect of Exchange Rate Changes on Cash                                              (948)                            (395)
                                                                          --------------------          -----------------------

    Net Change in Cash and Cash Equivalents                                            (1,567)                          35,878
    Cash and Cash Equivalents at the Beginning of the Year                             81,510                            6,267
                                                                          --------------------          -----------------------
    Cash and Cash Equivalents at the End of the Period                     $           79,943            $              42,145
                                                                          ====================          =======================

    Reconciliation of Net Income to Net
         Cash Provided by Operating Activities:
         Net income                                                        $           70,925            $              25,174
              Adjustments to reconcile net income to
                   net cash provided by operating activities -
                   Cumulative effect of change in accounting principle                      -                            1,768
                   Minority interest                                                    4,998                            5,117
                   Foreign currency transaction losses                                  1,006                            1,121
                   (Gains) losses  from the sales of properties                        (2,672)                              14
                   Depreciation, depletion and amortization                            90,532                           64,885
                   Dry hole and impairment                                             23,044                            7,192
                   Interest capitalized                                               (14,829)                          (9,614)
                   Price hedge contracts                                                2,469                                -
                   Deferred federal income taxes                                       21,784                           21,267
                   Change in operating assets and liabilities                          42,541                           (7,540)
                                                                          --------------------          -----------------------
    Net Cash Provided by Operating Activities                              $          239,798            $             109,384
                                                                          ====================          =======================

         See accompanying notes to consolidated financial statements.

                     Pogo Producing Company and Subsidiaries

           Consolidated Statements of Shareholders' Equity (Unaudited)


                                                                         For the Six Months Ended June 30,
                                                  ---------------------------------------------------------------------------------
                                                                  2001                                      2000
                                                  ---------------------------------------  ----------------------------------------
                                                          Shareholders'                           Shareholders'
                                                             Equity             Compre-              Equity               Compre-
                                                  -------------------------     hensive    --------------------------     hensive
                                                     Shares       Amount        Income         Shares        Amount       Income
                                                  ------------ ------------ -------------  -------------- -------------------------
                                                                  (Expressed in thousands, except share amounts)
Common Stock:
     $1.00 par-200,000,000 and 100,000,000
          shares authorized, respectively
     Balance at beginning of year                   40,659,591   $   40,660                   40,279,661    $   40,279
     Shares issued for acquisition of NORIC         12,615,816       12,615                            -             -
     Stock options exercised                           319,129          319                      120,462           121
                                                   -----------   ----------               --------------    ----------
     Issued at end of period                        53,594,536       53,594                   40,400,123        40,400
                                                   -----------   ----------               --------------    ----------

Additional Capital:
     Balance at beginning of year                                   298,885                                    291,909
     Shares issued for acquisition of NORIC                         351,729                                          -
     Stock options exercised                                          6,617                                      2,198
                                                                 ----------                                 ----------
     Balance at end of period                                       657,231                                    294,107
                                                                 ----------                                 ----------

Retained Earnings (Deficit):
     Balance at beginning of year                                    20,112                                    (62,291)
     Net income                                                      70,925   $   70,925                        25,174   $ 25,174
     Dividends ($0.06 per common share)                              (2,830)                                    (2,425)
                                                                 ----------                                 ----------
     Balance at end of period                                        88,207                                    (39,542)
                                                                 ----------                                 ----------

Accumulated Other
     Comprehensive Income (Loss):
     Balance at beginning of year                                    (1,062)                                    (1,061)
     Exchange gains (losses)
          on Canadian currency                                          389          389                          (100)      (100)
     Cumulative effect of
          change in accounting principle                             (2,438)      (2,438)                            -          -
     Unrealized gains arising during the
          period on price hedge contracts                            14,504       14,504                             -
     Reclassification adjustment for losses
          included in net income                                     (1,521)      (1,521)                            -
                                                                 ----------   ----------                    ----------   --------
     Balance at end of period                                         9,872                                     (1,161)
                                                                 ----------                                 ----------

Comprehensive Income                                                          $   81,859                                 $ 25,074
                                                                              ==========                                 ========

Treasury Stock:
     Balance at beginning of year                      (15,575)        (324)                     (15,575)         (324)
     Activity during the period                              -            -                            -             -
                                                   -----------   ----------               --------------    ----------
     Balance at end of period                          (15,575)        (324)                     (15,575)         (324)
                                                   -----------   ----------               --------------    ----------

Common Stock Outstanding,
     at the End of the Period                       53,578,961                                40,384,548
                                                   ===========                            ==============

Total Shareholders' Equity                                       $  808,580                                 $  293,480
                                                                 ==========                                 ==========

          See accompanying notes to consolidated financial statements.

                    Pogo Producing Company and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)


(1) General Information -

    The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary forthe fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. Refer to the Consolidated Statements of Shareholders' Equity for an analysis of Other Comprehensive Income which was $44,562,000 and $16,712,000, respectively, for the three months ended June 30, 2001 and 2000 and $81,859,000 and $25,074,000,
respectively, for the six months ended June 30, 2001 and 2000. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(2) Long-Term Debt -

    Long-term debt and the amount due within one year at June 30, 2001 and December 31, 2000, consist of the following:

                                                                                     June 30,       December 31,
                                                                                       2001             2000
                                                                                   --------------  -------------
                                                                                       (Expressed in thousands)
Senior debt -
     Bank revolving credit agreement
          LIBOR based loans, borrowings at average interest rate of 5.13%          $   120,000        $         -
          Swing Line loan, borrowing at an interest rate of 6.75%                       10,000
          Banker's acceptances, borrowing at an interest rate of 4.61%                  19,997                  -
                                                                                   -----------        -----------
     Total senior debt                                                                 149,997                  -
                                                                                   -----------        -----------
Subordinated debt -
     8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                          100,000            100,000
     10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                         150,000            150,000
     8 1/4% Senior subordinated notes due 2011 ("2011 Notes")                          200,000                  -
     5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                     115,000            115,000
                                                                                   -----------        -----------
     Total subordinated debt                                                           565,000            365,000
                                                                                   -----------        -----------
Long-term debt, none due within one year                                           $   714,997        $   365,000
                                                                                   ===========        ===========

    Refer to Note 3 in Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000, for further information on the Company's debt agreements.

    On March 8, 2001, prior to the merger with NORIC Corporation ("NORIC") and the acquisition of North Central Oil Corporation ("North Central") on March 14, 2001, the Company entered into a reserve based revolving credit facility (the "Credit Facility"). The Credit Facility provides for a $515,000,000 revolving credit facility until March 7, 2006. The amount that may be borrowed may not exceed a borrowing base which is determined semi-annually and is calculated based upon substantially all of the Company's proved oil and gas properties. As of July 25, 2001, the borrowing base was established at $425,000,000. The Credit Facility is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, creation of liens, a limitation on commodity hedging above certain specified limits, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company has pledged the stock of North Central and its inter-company receivable with North Central as security for its obligations under the Credit Facility and is prohibited from pledging borrowing base properties as security for other debt. The Credit Facility also permits short-term "swing line" loans and the issuance of up to $50,000,000 in letters of credit. Borrowings under the Credit facility bear interest, at the Company's option, at a base (prime) rate plus a variable margin (currently none) or LIBOR plus a variable margin (currently l.125%). The margin varies as a function of the percentage of the borrowing base utilized. A commitment fee on the unborrowed amount that is currently available under the Credit Facility is also charged based on the percentage of the borrowing base that is being utilized. As of July 25, 2001, there was $132,000,000 outstanding under the Credit Facility.

    In connection with its entering into the Credit Facility, the Company's previously existing uncommitted money market line of credit with a commercial bank was terminated.

                     Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


(2) Long-Term Debt (continued) -

    The Master Banker's Acceptance Agreement between the Company and one of its lenders was recently modified to increase the amount which the lender has agreed to accept bank drafts from the Company up to $25,000,000. The banker's draftsare available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement would be reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Facility. The Company's 2007 Notes, 2009 Notes, and the Company's new notes due 2011 (described below) may restrict all or a portion of the amounts that may be borrowed under the Master Banker's Acceptance Agreement as senior debt. The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice. As of July 25, 2001 there was $24,912,000 outstanding under this agreement.

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

    The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as the Company's present intention is to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $28,000,000 at June 30, 2001. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

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

    SFAS 133 requires that as of the date of initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of theses derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on interpretive guidance issued during the first quarter of 2001, the Company determined that the cumulative effect of adopting SFAS 133 should be recorded in other comprehensive income. As such, effective January 1, 2001, the Company recorded an unrealized loss of $2,438,000, net of deferred taxes of $1,313,000, in other comprehensive income. During the first six months of 2001, the Company recognized a $2,340,000 loss as an offset to oil and gas revenues on these contracts. An immaterial amount of ineffectiveness on these hedge contracts was also recognized in other income. Unrealized gains on derivative instruments arising during the six months ended June 30, 2001 of $12,983,000, net of deferred taxes of $6,991,000, has been reflected as a component of other comprehensive income. Based on the fair market value of the hedge contracts as of June 30, 2001, the Company would reclassify additional pre-tax income of approximately $11,600,000 (approximately $7,500,000 net of taxes) from other comprehensive income (shareholders' equity) to net income during the next twelve months.

    As of June 30, 2001, the Company held options to sell 70 million cubic feet of natural gas production per day for the period from July 1, 2001 through December 31, 2002. The Company has designated these contracts as cash flow hedges designed to give the Company the right, but not the obligation, to sell natural gas at a sales price of $4.25 per MMBtu for the period from July 2001 through March 2002 and $4.00 per MMBtu for the period from April 2002 through December 2002. These contracts are designed to guarantee the Company a minimum "floor" price for the contracted volumes of production without limiting the Company's participation in price increases during the covered period. As of June 30, 2001, the Company was a party to the following hedging arrangements:



                                                          NYMEX
                                                Volume   Contract      Fair
                                                  in     Price per    Market
                   Contract Period             MMBtu(a)  MMBtu(a)    Value (b)
                ---------------------------- ---------- ----------- -----------

                July 2001 -  March 2002          19,180   $4.25    $ 18,266,000
                April 2002 -  December 2002      19,250   $4.00    $ 19,511,000


    (a) MMBtu means million British Thermal Units.
    (b) Fair Market value is calculated using prices derived from NYMEX futures contract prices existing at June 30, 2001.

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

    As of June 30, 2001 the Company was not a party to any commodity price hedging contracts with respect to any of its current or future crude oil and condensate production.

                    Pogo Producing Company and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)

(5)  Business Segment Information -

     Financial information by operating segment is presented below:

                                                           Company            Oil and Gas         Pipelines             Other
                                                      ------------------   ----------------   ----------------     ----------------
                                                                                 (Expressed in thousands)
     Long-Lived Assets:
          As of June 30, 2001:
               United States                          $        1,662,453   $      1,653,202   $         5,118      $         4,133
               Kingdom of Thailand                               331,621            328,013                 -                3,608
               Canada and other                                   13,304             13,166                 -                  138
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $        2,007,378   $      1,994,381   $         5,118      $         7,879
                                                      ===================  =================  ================     ================

          As of December 31, 2000:
               United States                          $          462,530   $        454,246   $         5,315      $         2,969
               Kingdom of Thailand                               337,317            334,018                 -                3,299
               Canada                                             11,807             11,576                 -                  231
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $          811,654   $        799,840   $         5,315      $         6,499
                                                      ===================  =================  ================     ================
     Revenues:
          For the three months ended June 30, 2001
               United States                          $          129,618   $        124,661   $         4,473      $           484
               Kingdom of Thailand                                38,077             38,067                 -                   10
               Canada and other                                    1,699              1,684                 -                   15
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $          169,394   $        164,412   $         4,473      $           509
                                                      ===================  =================  ================     ================
          For the three months ended June 30, 2000
               United States                          $           67,977   $         64,595   $         3,210      $           172
               Kingdom of Thailand                                38,998             38,913                 -                   85
               Canada                                              1,045              1,045                 -                    -
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $          108,020   $        104,553   $         3,210      $           257
                                                      ===================  =================  ================     ================
          For the six months ended June 30, 2001
               United States                          $          249,090   $        238,211   $         8,699      $         2,180
               Kingdom of Thailand                                86,071             86,012                 -                   59
               Canada and other                                    4,095              4,102                 -                   (7)
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $          339,256   $        328,325   $         8,699      $         2,232
                                                      ===================  =================  ================     ================
          For the six months ended June 30, 2000
               United States                          $          134,400   $        128,031   $         6,592      $          (223)
               Kingdom of Thailand                                72,636             72,550                 -                   86
               Canada                                              1,902              1,868                 -                   34
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $          208,938   $        202,449   $         6,592      $          (103)
                                                      ===================  =================  ================     ================

     Operating Income (Loss):
          For the three months ended June 30, 2001
               United States                          $           40,730   $         40,298   $           (52)      $          484
               Kingdom of Thailand                                17,027             17,017                 -                   10
               Canada and other                                   (3,270)            (3,285)                -                   15
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $           54,487   $         54,030   $           (52)     $           509
                                                      ===================  =================  ================     ================
          For the three months ended June 30, 2000
               United States                          $           18,973   $         18,919   $          (118)     $           172
               Kingdom of Thailand                                18,136             18,051                 -                   85
               Canada                                               (374)              (374)                -                    -
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $           36,735   $         36,596   $          (118)     $           257
                                                      ===================  =================  ================     ================
          For the six months ended June 30, 2001
               United States                          $           99,311   $         97,261   $          (130)      $        2,180
               Kingdom of Thailand                                40,774             40,715                 -                   59
               Canada and other                                   (8,640)            (8,633)                -                   (7)
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $          131,445   $        129,343   $          (130)     $         2,232
                                                      ===================  =================  ================     ================
          For the six months ended June 30, 2000
               United States                          $           31,989   $         32,552   $          (340)     $          (223)
               Kingdom of Thailand                                29,888             29,802                 -                   86
               Canada                                               (567)              (601)                -                   34
                                                      -------------------  -----------------  ----------------     ----------------
               Total                                  $           61,310   $         61,753   $          (340)     $          (103)
                                                      ===================  =================  ================     ================

                    Pogo Producing Company and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)


(6)  Earnings per Share -

     Earnings per common share (basic earnings per share) are based on the weighted average number of shares of common stock outstanding during the periods. Earnings per share and potential common share (diluted earnings per share) consider the effect of dilutive securities as set out below. Amounts are expressed in thousands, except per share amounts.

                                                                   Three Months Ended
                                                                      June 30, 2001
                                                    --------------------------------------------------
                                                       Income              Shares         Per Share
                                                    --------------      -------------   --------------
     Basic earnings per share -                     $      30,979             53,575    $        0.58
                                                                                        ==============
     Effect of dilutive securities:
          Options to purchase common shares                     -                877
          2006 Notes                                        1,028              2,726
          Trust Preferred Securities                        1,584              6,316
                                                    --------------      -------------
     Diluted earnings per share                     $      33,591             63,494    $        0.53
                                                    ==============      =============   ==============
     Antidilutive securities -
          Options to purchase common shares                     -                307    $       33.86


                                                                   Three Months Ended
                                                                      June 30, 2000
                                                    --------------------------------------------------
                                                       Income              Shares         Per Share
                                                    --------------      -------------   --------------
     Basic earnings per share -                     $      16,791             40,382    $        0.42
                                                                                        ==============
     Effect of dilutive securities:
          Options to purchase common shares                     -                628
          2006 Notes                                        1,028              2,726
          Trust Preferred Securities                        1,584              6,316
                                                    --------------      -------------
     Diluted earnings per share                     $      19,403             50,052    $        0.39
                                                    ==============      =============   ==============
     Antidilutive securities -
          Options to purchase common shares                     -                224    $       34.82
          2006 Notes                                            -                  -                -

     (a)  Represents income before cumulative effect of change in accounting principle.

                                                                      Six Months Ended
                                                                       June 30, 2001
                                                     ---------------------------------------------------
                                                        Income             Shares          Per Share
                                                     --------------     --------------  ----------------
     Basic earnings per share -                      $      70,925             48,425   $          1.46
                                                                                        ================
     Effect of dilutive securities:
          Options to purchase common shares                      -                906
          2006 Notes                                         2,056              2,726
          Trust Preferred Securities                         3,169              6,316
                                                     --------------     --------------
     Diluted earnings per share                      $      76,150             58,373   $          1.31
                                                     ==============     ==============  ================
     Antidilutive securities -
          Options to purchase common shares                      -                307   $         33.86


                                                                      Six Months Ended
                                                                       June 30, 2000
                                                     ---------------------------------------------------
                                                      Income (a)           Shares          Per Share
                                                     --------------     --------------  ----------------
     Basic earnings per share -                      $      26,942             40,337   $          0.67
                                                                                        ================
     Effect of dilutive securities:
          Options to purchase common shares                      -                610
          2006 Notes                                             -                  -
          Trust Preferred Securities                         3,169              6,316
                                                     --------------     --------------
     Diluted earnings per share                      $      30,111             47,263   $          0.64
                                                     ==============     ==============  ================
     Antidilutive securities -
          Options to purchase common shares                      -                226   $         34.72
          2006 Notes                                         2,056              2,726   $          0.75

     (a) Represents income before cumulative effect of change in accounting principle.

                     Pogo Producing Company and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

(7)  Acquisition -

     On March 14, 2001, the previously announced merger of the Company and NORIC Corporation ("NORIC") was consummated. As a result of the merger, the Company acquired all of the outstanding capital stock of North Central Oil Corporation ("North Central"), which was the principal asset of NORIC. North Central was an independent domestic oil and gas exploration and production company. The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. Such allocations are based upon preliminary information and are subject to change when final valuations are obtained. Commencing March 14, 2001, North Central's operations are consolidated with the operations of the Company. Pursuant to the merger agreement among the Company and NORIC and certain NORIC shareholders dated as of November 19, 2000, former shareholders received 12,615,816 shares of the Company's common stock and approximately $344,711,000 in cash. In addition, at the closing the Company repaid all $78,600,000 principal amount of North Central's existing bank debt. The sources of funds used in connection with the merger included cash on hand at the Company and NORIC and borrowings under the Company's new credit agreement.

     The following summary presents unaudited pro form consolidated results of operations as if the acquisition had occurred at the beginning of each period presented. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results of North Central, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair market value to oil and gas properties acquired and increased interest expense on acquisition debt. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at those dates, nor are they necessarily indicative of future operating results.

                                                                                                 Six Months Ended
                                                                                                    June 30,
                                                                                       -------------------------------------
                                                                                             2001                2000
                                                                                       -------------------------------------
     Revenues                                                                          $        402,236    $        270,038
     Income before cumulative effect of change in accounting principle                 $         87,319    $         17,835
     Net income                                                                        $         87,319    $         16,067
     Earnings per share:
          Basic -
               Income before cumulative effect of change in accounting principle       $           1.63    $           0.34
               Net income                                                              $           1.63    $           0.30
          Diluted -
               Income before cumulative effect of change in accounting principle       $           1.46    $           0.34
               Net income                                                              $           1.46    $           0.30

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

         On March 14, 2001, the previously announced merger of Pogo Producing Company (the "Company") and NORIC Corporation ("NORIC") was consummated. As a result of the merger, the Company acquired all of the outstanding capital stock of North Central Oil Corporation ("North Central"), an independent domestic oil and gas exploration and production company, which was the principal asset of NORIC. Corporation. The merger was accounted for using the purchase method of accounting. Commencing March 14, 2001, the results of North Central's operations are consolidated with the Company's. Pursuant to the merger agreement among the Company, NORIC and certain NORIC shareholders dated as of November 19, 2000, former shareholders of NORIC received 12,615,816 shares of the Company's common stock and approximately $344,711,000 in cash. In addition, at the closing the Company repaid all $78,600,000 principal amount of North Central's existing bank debt. The sources of funds used in connection with the merger included cash on hand at the Company and NORIC and borrowings under the Company's credit agreement.


    Results of Operations

         Net income

         The Company reported net income for the second quarter of 2001 of $33,979,000 or $0.58 per share ($33,591,000 or $0.53 per share on a diluted basis), compared to net income for the second quarter of 2000 of $16,791,000 or $0.42 per share ($19,403,000 or $0.39 per share on a diluted basis). For the first six months of 2001, the Company reported net income of $70,925,000 or $1.46 per share ($76,150,000 or $1.31 per share on a diluted basis) compared to net income for the first six months of 2000 of $26,942,000 or $0.67 per share ($28,343,000 or $0.60 per share on a diluted basis). The increase in net income during the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, was primarily related to increased oil and gas revenues resulting from improved oil and gas production levels and increased natural gas prices. these factors were partially offset by a decrease in revenues from the sale of natural gas liquids ("NGL") and a decrease in the average prices that the Company received for its crude oil and condensate production. The net income reported in the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000 was also related to increases in pipeline sales. The net income reported in the first six months of 2001 was also positively impacted by a gain on the sale of certain non-strategic properties, all of which were recognized in the first quarter of 2001.

         Earnings per common share are based on the weighted average number of common shares outstanding for the respective periods. The increase in the weighted average number of common shares outstanding for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from the issuance of common stock in connection with the merger with NORIC on March 14, 2001 and, to a lesser extent the exercise of stock options pursuant to the Company's incentive plans. Earnings per share computations on a diluted basis for all periods reflect additional shares of common stock issuable upon the assumed conversion of Pogo Trust I's 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities due 2029 (the "Trust Preferred Securities") and, to a much lesser extent, additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. Earnings per share computations for the second quarter and first six months of 2001, and the second quarter of 2000, also reflect additional shares of common stock issuable upon the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2006 (the "2006 Notes").

         Total Revenues

         The Company's total revenues for the second quarter of 2001 were $169,394,000, an increase of approximately 57% from total revenues of $108,020,000 for the second quarter of 2000. The Company's total revenues for the first six months of 2001 were $339,256,000, an increase of approximately 62% compared to total revenues of $208,938,000 for the first six months of 2000. The increase in the Company's total revenues for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from a substantial increase in oil and gas revenues and, to a much lesser extent, increased pipeline sales and, with respect to the six month periods, an increase in gain on sales of certain non-strategic Company properties.

         Oil and Gas Revenues

         The Company's oil and gas revenues for the second quarter of 2001 were $164,412,000, an increase of approximately 57% from oil and gas revenues of $104,553,000 for the second quarter of 2000. The Company's oil and gas revenues for the first six months of 2001 were $328,325,000, an increase of approximately 62% from oil and gas revenues of $202,449,000 for the first six months of 2000. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 2001 and 2000:

                  Increase (decrease) in oil and gas revenues          2/nd/ Qtr 2001   1/st/ Half 2001
                     resulting from variances in:                      Compared to      Compared to
                                                                       2/nd/ Qtr 2000   1/st/ Half 2000
                                                                       --------------   ---------------
                    Natural gas--
                       Price........................................     $ 19,433         $63,232
                       Production...................................       39,809          47,861
                                                                          -------        --------
                                                                           59,242         111,093
                                                                          -------        --------

                    Crude oil and condensate--
                       Price........................................       (1,221)           (365)
                       Production...................................        2,134          17,213
                                                                          -------        --------
                                                                              913          16,848
                                                                          -------        --------
                    Natural Gas Liquids.............................         (296)         (2,065)
                                                                          -------        --------
                       Increase (decrease) in oil and gas revenues..      $59,859        $125,876
                                                                          =======        ========

         The increase in the Company's oil and gas revenues for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, is primarily related to increases in the Company's natural gas and oil and condensate production volumes and, to a lesser extent, an increase in the price that it received for its natural gas production volumes. These factors were partially offset by a decrease in the average price the Company received for its oil and condensate production volumes and decreased production of NGL. NGL is extracted from natural gas. NGL is extracted from natural gas. Due to the relatively high price (relative to crude oil and condensate) that the Company received for its natural gas production volumes during the second quarter and first six months of 2001, the Company elected in many instances to leave the NGL in the natural gas. The Company recently resumed processing its natural gas production volumes to extract NGL for resale due to the recent decline in natural gas prices, relative to oil and condensate prices.


Comparison of Increases (Decreases) in:                              2/nd/ Quarter               1/st/ Six Months
                                                                  ------------------     %                               %
Natural Gas --                                                      2001      2000     Change     2001      2000      Change
                                                                  --------  --------   -------   --------  ------     ------
   Average prices
      North America (a).....................................       $ 4.62    $ 3.00     54%       $ 5.53    $ 2.88     92%
      Kingdom of Thailand(b)................................       $ 2.24    $ 2.20      2%       $ 2.34    $ 2.08     13%
           Company-wide average price.......................       $ 4.04    $ 2.73     48%       $ 4.66    $ 2.61     79%
   Average daily production volumes (MMcf per day)
      North America (a).....................................        205.0     107.8     90%        165.4     112.7     47%
      Kingdom of Thailand...................................         66.1      55.1     20%         61.8      56.8      9%
                                                                 --------  --------             --------  --------
           Company-wide average daily production............        271.1     162.9     66%        227.2     169.5     34%
                                                                 ========  ========             ========  ========

-----------------
(a) North American average prices and production reflect production from the United States and Canada. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.
(b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in U.S. dollars based on the revenue recorded in the Company's financial records.


Comparison of Increases (Decreases) in:                             2/nd/ Quarter               1/st/ Six Months
                                                                 ------------------       %     -----------------     %
Crude Oil and Condensate --                                        2001      2000      Change     2001      2000    Change
                                                                 --------  --------    ------   --------  ------    ------

   Average prices(a)
      North America.........................................       $25.84    $26.59      (3)%     $26.86    $26.15       3%
      Kingdom of Thailand...................................       $28.21    $31.16      (9)%     $26.37    $29.00      (9)%
       Company-wide average price...........................       $26.75    $28.68      (7)%     $26.64    $27.45      (3)%
   Average daily production volumes (Bbls per day)
      North America.........................................       15,514    13,352      16%      14,719    13,350      10%
      Kingdom of Thailand(b)................................       13,442    11,593      16%      13,679    12,379      11%
                                                                   ------    ------               ------    ------
       Company-wide average daily production................       28,956    24,945      16%      28,398    25,729      10%
                                                                   ======    ======               ======    ======

Total Liquid Hydrocarbons --

      Company-wide average daily
        production (Bbls per day)(b)........................       31,028    27,131      14%      29,790    26,887      11%
                                                                   ======    ======               ======    ======

--------------------------
     (a) Average prices are computed on production that is actually sold during the period. For North American average prices, this equates to actual production. However, in the Gulf of Thailand, crude oil and condensate sold may be more or less than actual production. See footnote (b).
     (b) Oil and condensate production in the Gulf of Thailand is produced and stored on the FPSO and FSO pending sale and is sold in tanker loads that typically average between 300,000 and 750,000 barrels per sale. Therefore, oil and condensate sales volumes for a given period in the Gulf of Thailand may not equate to actual production. In accordance with generally accepted accounting principles, as currently interpreted, reported revenues are based on sales volumes. However, the Company believes that actual production volumes are a more meaningful measure of the Company's operating results and therefore reports production volumes as part of its operating results. The Company produced 351,000 and 205,000 barrels more than it sold in the second quarter and first six months of 2001, respectively, and produced 33,000 and 197,000 barrels more than it sold in the second quarter and first six months of 2000, respectively.

         Natural Gas

         Thailand Prices. The price that the Company receives under the gas sales agreement with the Petroleum Authority of Thailand ("PTT") is based upon a formula which takes into account a number of factors including, among other items, changes in the Thai/U.S. exchange rate and fuel oil prices in Singapore. The increase in the average price that the Company received for its natural gas production in the Kingdom of Thailand for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, reflects positive adjustments under the gas sales agreement.

         Production. The increase in the Company's natural gas production during the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, was primarily related to production from properties acquired in the North Central acquisition and, to a lesser extent, successful development programs on the Company's Thailand and New Mexico properties that were partially offset by natural decline at certain of the Company's other properties.

         Crude Oil and Condensate

         Thailand Prices. Since the inception of production from the Company's properties located in the Gulf of Thailand, crude oil and condensate have been stored on storage vessels (an FPSO in the Tantawan field and an FSO in the Benchamas field) until an economic quantity is accumulated for offloading and sale. A typical sale ranges from 300,000 to 750,000 barrels. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, typically as a differential to Malaysian TAPIS crude and are denominated in dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in dollars.


         Thailand Production. The increase in the Company's crude oil and condensate production from the Gulf of Thailand during the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted from increased production from the Benchamas Field. However, with respect to the quarterly comparative periods, total sales declined because of unfavorable tanker lifting schedules, resulting in an increase of 351,000 barrels in inventory stored on board the FPSO and FSO at the end of the period. Due a change in interpretation of an accounting principle, for purposes of the financial statements, the Company now records its oil production in Thailand at the time of sale, rather than when produced, as it had previously. In accordance with generally accepted accounting principles, as currently interpreted, at the end of each quarter, the crude oil and condensate stored on board the FSO and FPSO pending sale is accounted for as inventory at cost. Reported revenues are based on sales volumes. When a tanker load of oil is sold in Thailand, the entire amount will be accounted for as production sold, regardless of when it was produced. The Company believes that actual production volumes are a more meaningful measure of the Company's operating results than sales volumes and therefore reports production volumes as part of its operating results. The Company produced 351,000 and 205,000 barrels more than it sold in the second quarter and first six months of 2001, respectively, and produced 33,000 and 197,000 barrels more than it sold in the second quarter and first six months of 2000, respectively. As of June 30, 2001, the Company had approximately 555,000 net barrels stored on board the FPSO and FSO.

     North American Production. The increase in the Company's North American crude oil and condensate production during the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, primarily related to production from properties acquired in the North Central acquisition and, to a lesser extent, successful development programs on the Company's other properties that was partially offset by natural decline at certain of the Company's properties.

     NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The decrease in NGL revenues for the second quarter and first six months of 2001, compared with the second quarter and first six months of 2000, primarily related to the decision by the Company not to extract NGL from its natural gas production due to the more favorable economics of leaving it in the natural gas stream. The Company recently resumed processing its natural gas production volumes to extract NGL for resale due to the recent decline in natural gas prices, relative to oil and condensate prices.

     Costs and Expenses

                                                        2nd Quarter                           1/st/ Six Months
                                               ---------------------------        %      --------------------------        %
   Comparison of Increases (Decreases) in:         2001             2000       Change      2001              2000       Change
                                               -----------        --------               --------           -------
   Lease Operating Expenses
      North America........................    $  22,721,000   $  14,859,000     53%     $  39,771,000    $ 29,149,000     36%
      Kingdom of Thailand..................    $   6,975,000   $   8,658,000    (19)%    $  15,752,000    $ 16,013,000     (2)%
            Total Lease Operating
               Expenses....................    $  29,696,000   $  23,517,000     26%     $  55,523,000    $ 45,162,000     23%
   Pipeline Operating and Natural
     Gas Purchases.........................    $   4,400,000   $   3,156,000     39%     $   8,420,000    $  6,546,000     29%
   General and Administrative Expenses.....    $   9,650,000   $   7,539,000     28%     $  17,858,000    $ 18,056,000     (1)%
   Exploration Expenses....................    $   5,486,000   $   2,114,000    160%     $  12,434,000    $  5,787,000    115%
   Dry Hole and Impairment Expenses........    $  12,277,000   $   2,120,000    479%     $  23,044,000    $  7,192,000    220%
   Depreciation, Depletion and
      Amortization (DD&A) Expenses.........    $  53,464,000   $  32,839,000     63%     $  90,532,000    $ 64,885,000     40%
      DD&A rate............................    $        1.33   $        1.10     21%     $        1.24    $       1.06     17%
      Mcfe sold (a)........................       39,509,000      29,637,000     33%        72,241,000      60,207,000     20%
   Interest--
      Charges..............................    $ (14,988,000)  $  (8,210,000)    83%     $ (26,292,000)   $(16,956,000)    55%
      Interest Income......................    $     694,000   $     186,000    273%     $   1,996,000    $    479,000    317%
      Capitalized Interest Expense.........    $  10,303,000   $   4,604,000    124%     $  14,829,000    $  9,614,000     54%
   Minority Interest - Dividends and
               Costs.......................    $  (2,501,000)  $  (2,559,000)    (2)%    $  (4,998,000)   $ (5,117,000)    (2)%
   Foreign Currency Transaction Loss.......    $    (421,000)  $    (794,000)    47%     $  (1,006,000)   $ (1,121,000)   (10)%
   Income Tax Expense......................    $ (16,529,000)  $ (13,171,000)    25%     $ (45,049,000)   $(21,267,000)   112%

----------
(a)   "Mcfe" stands for thousands of
       cubic feet equivalent.

         Lease Operating Expenses.

         The increase in North American lease operating expenses for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, primarily related to increased severance taxes resulting from increased production from the Company's non-U.S. government owned properties (accounting for approximately $5,469,000 and $8,510,000 of the increase for the quarter and six month periods, respectively), lease operating expenses attributable to properties acquired in the North Central acquisition and generally increasing costs resulting from an industry-wide increase in demand for oil field services and equipment, that was only partially offset by decreased lease maintenance expenses. The decrease in lease operating expenses in the Kingdom of Thailand for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, primarily related to an accounting adjustment that reduced lease operating expenses attributable to crude oil and condensate held as inventory on board the FPSO and FSO. These lease operating expenses will be recognized for accounting purposes when this crude oil and condensate is sold. In addition, lease operating expenses for both 2001 periods, compared to the 2000 periods, were positively affected by a decrease in maintenance and workover activity in the Benchamas Field. These factors were partially offset by generally increasing costs resulting from an industry-wide increase in demand for oil field services and equipment. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relates to the lease payments made in connection with the bareboat charter of the FPSO for the Tantawan field and the FSO for the Benchamas field. Collectively, these lease payments accounted for $3,757,000, $7,472,000, $3,757,000 and $7,513,000 (net to
the Company's interest) of the Company's Thailand lease operating expenses for the second quarter and first six months of 2001 and the second quarter and first six months of 2000, respectively.

         Pipeline Operating and Natural Gas Purchases

         Revenue from the sale of natural gas purchased for resale is reported under "Pipeline sales and other." Prior to the acquisition of the Pogo Onshore Pipeline interests, the Company did not separately report its pipeline operating expenses or revenues, nor did it purchase any natural gas for resale to customers of its pipelines. The increase in pipeline operating expenses and natural gas purchase costs for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, primarily related to increased cost of natural gas purchased for resale by the Company.

         General and Administrative Expenses

         The increase in general and administrative expenses for the second quarter of 2001, compared with the second quarter of 2000, related to increased expenses associated with the Company's acquisition of North Central and its employees, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments. The decrease in general and administrative expenses for the first six months of 2001, compared with the first six months of 2000, primarily related to a $1,889,000 retroactive adjustment for the over accrual of certain payroll costs, that was partially offset by increased expenses associated with the Company's acquisition of North Central and its employees, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

         Exploration Expenses

         Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non-producing properties ("delay rentals") and exploratory geological and geophysical costs which are expensed as incurred. The increase in exploration expense for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from the cost of conducting two major 3-D projects in Hungary, a payment to transfer seismic licenses used by North Central and the acquisition of 3-D data in the Company's Offshore and Western Divisions, partially offset by generally decreased geophysical acquisition costs in the Company's other operational areas.

         Dry Hole and Impairment

         The increase in the Company's dry hole and impairment expense for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from increased dry hole costs and, with respect to the six month comparative periods, impairment expense charged to a non-operated property located in the offshore Gulf of Mexico due to unexpectedly high drilling and completion expenses.

         Depreciation, Depletion and Amortization Expenses

         The increase in the Company's depreciation, depletion and amortization ("DD&A") expense for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from an increase in the Company's natural gas and liquid hydrocarbon production and, to a lesser extent, an increase in the Company's composite DD&A rate.

         The increase in the composite DD&A rate for all of the Company's producing fields for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from production from fields acquired in the North Central acquisition that, because they were valued at fair market value in connection with the acquisition, contribute a DD&A rate higher than the Company's recent historic average. The increase was partially offset by an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate (principally the Benchamas Field and certain Permian basin properties) and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate.

         Interest

         Interest Charges. The increase in the Company's interest charges for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from an increase in the average amount of the Company's outstanding related to the acquisition of North Central, partially offset by a decline in the average interest rate on the outstanding debt. The increase in the Company's interest charges for the first six months of 2001, compared to the first six months of 2000, was also affected by a charge for amortization of debt issuance expense during the first quarter of 2001 related to the termination of the Company's previous credit facility in connection with the North Central acquisition.

         Interest Income. The decrease in the Company's interest income for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from a decrease in the amount of cash and cash equivalents temporarily invested. Except for working capital needs, a significant portion of the Company's cash and cash and cash equivalents were used to fund the North Central acquisition.

         Capitalized Interest. The increase in capitalized interest for the second quarter and first six months of 2001, compared to the second quarter and first six months of 2000, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the relevant periods ($359,404,000 and $401,347,000, in 2001, compared to $206,735,000 and
$220,726,000 in 2000), partially offset by a decrease in the interest rate used to determine the amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense resulted from capitalization of interest related to capital expenditures for the development of the Benchamas field in the Gulf of Thailand and, to a lesser extent, several development projects in the Gulf of Mexico.

         Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

         Pogo Trust I, a business trust in which the Company owns all of the issued common securities, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. The amounts recorded for the second quarter and first six months of 2000 and 2001, respectively, under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative unpaid dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

         Foreign Currency Transaction Losses

         The foreign currency transaction losses reported for the second quarter and first six months of 2000 and 2001 resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary financial statements during the respective periods. The weakening of the Thai Baht against the U.S. dollar has been attributed to, among other things, the negative impact on the Thai economy of high crude oil prices and continued weakness in the banking sector. The Company cannot predict what the Thai Baht to U.S. dollar exchange rate will be in the future. As of June 30, 2001, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

         Income Tax Expense

         The increase in the Company's tax expense for the second quarter and the first six months of 2001, compared to the second quarter and the first six months of 2000, resulted primarily from an increase in pre-tax income from the Company's North American and Kingdom of Thailand operations. The Company's effective tax rate for the second quarter and first six months of 2001 was 34.8% and 38.8%, respectively, compared to 44% and 44.1% for the second quarter and first months of 2000, respectively. The decrease in the effective tax rate in 2001 is attributable to certain tax benefits in the Kingdom of Thailand.

Liquidity and Capital Resources

Cash Flows

         The Company's Condensed Consolidated Statement of Cash Flows for the first six months of 2001 reflects net cash provided by operating activities of $239,798,000. In addition to net cash provided by operating activities, the Company received $5,472,000, primarily from the exercise of stock options, and $4,348,000 from the sale of certain non-strategic properties. The Company also borrowed a net $149,997,000 under its senior debt arrangements and issued $200,000,000 of its 8 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes").

         During the first six months of 2001, the Company expended $344,711,000 in partial consideration for the NORIC shares, repaid all $78,600,000 of North Central's senior indebtedness, invested $179,114,000 in capital projects, paid $8,625,000 in debt issuance expenses, paid $4,875,000 in cash distributions to holders of its Trust

Preferred Securities, paid $2,714,000 to purchase proved reserves and paid $2,830,000 ($0.03 per share) in cash dividends to holders of the Company's common stock. As of July 25, 2001, the Company's cash and cash equivalents were $84,846,000 and its long-term debt stood at $721,912,000 and it had $268,000,000 of availability under its revolving credit facility.

         Future Capital Requirements

    The Company's capital and exploration budget for 2001, which does not include any amounts that may be expended for the purchase of proved reserves or any interest which may be capitalized resulting from projects in progress, was recently increased by the Company's Board of Directors to $350,000,000, principally on account of the projects to be undertaken on properties acquired in the North Central acquisition. The Company currently anticipates that its available cash and cash equivalents, cash provided by operating activities and funds available under its credit agreement and banker's acceptance facility will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2001, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share on its common stock to be paid on August 17, 2001 to shareholders of record on August 3,
2001). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends and distributions under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

         The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. The information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with the following.

Interest Rate Risk

         From time to time, the Company has entered into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of July 1, 2001, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at June 30, 2001:

                                                                                                  Fair
                                                                                                  ----
                                     2000   2001  2002   2003   2004   Thereafter      Total      Value
                                     ----   ----  ----   ----   ----   ----------      -----      -----
Liabilities Long-Term Debt:
     Variable Rate.................  $  0   $  0  $  0   $  0   $  0   $ 149,997    $149,997   $149,997
     Average Interest Rate.........     -      -     -      -      -        5.17%       5.17%         -
     Fixed Rate....................  $  0   $  0  $  0   $  0   $  0   $ 565,000    $565,000   $562,204
     Average Interest Rate.........     -      -     -      -      -        8.35%       8.35%         -

Foreign Currency Exchange Rate Risk

      The Company conducts business in Thai Baht, Hungarian Forint and the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. As of July 1, 2001, the Company is not a party to any foreign currency exchange agreement.

Current Hedging Activity

      From time to time, the Company has used and expects to continue to use hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counter-parties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. In January 2001, the Company began to account for its hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge

                                     --18--
accounting hedge accounting criteria are met. Special accounting for qualifying hedges allows the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instruments, if any, must be recognized currently in earnings.

      Natural Gas

      As of June 30, 2001, the Company held options to sell 70 million cubic feet of natural gas production per day for the period from July 1, 2001 through December 31, 2002. The Company has designated these contracts as cash flow hedges designed to give the Company the right, but not the obligation, to sell natural gas at a sales price of $4.25 per MMBtu for the period from April 2001 through March 2002 and $4.00 per MMBtu for the period from April 2002 through December 2002. These contracts are designed to guarantee a minimum "floor" price for the contracted volumes of production without limiting the Company's participation in price increases during the covered period. As of July 1, 2001, the Company was a party to the following hedging arrangements:

                                                               NYMEX
                                                             Contract
                                              Volume         Price per      Fair Market
         Contract Period                   in MMBtu (a)      MMBtu(a)        Value(b)
-----------------------------          ----------------      ---------     -------------
Floor Contracts:
   July 2001 -- March 2002                     19,180           $4.25        $18,266,000
   April 2002 - December 2002                  19,250           $4.00        $19,511,000

   -----------------
(a)      MMBtu means million British Thermal Units.
(b) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at June 30, 2001.

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

   Crude Oil

   As of June 30, 2001, the Company was not a party to any commodity price hedging contracts with respect to any of its current or future crude oil and condensate production.


                          Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

   The registrant held its annual meeting of stockholders in Houston, Texas on April 24, 2001. The following sets forth the items that were put to a vote of the stockholders and the results thereof concerning:

   (A) election of two directors, each for a term of three years. The vote tabulation for each nominee was as follows:

         Nominee                                     For               Withheld
         -------                                     ---               --------
         William L. Fisher                           48,218,901        123,341
         Paul G. Van Wagenen                         48,214,410        127,832

   (B) a proposal to amend the Company's Restated Certificate of Incorporation, to increase the number of shares of the Company's authorized common stock from 100,000,000 to 200,000,000, with 42,786,475 shares of stock cast for approval, 5,514,314 shares against approval and 41,453 shares abstained.

   (C) a proposal to amend the Company's Restated Certificate of Incorporation, to increase the number of shares of the Company's authorized preferred stock from 2,000,000 to 4,000,000, with 28,662,715 shares of stock cast for approval, 14,782,506 shares against approval and 51,370 shares abstained. In addition, 4,845,651 shares were broker non-votes.

                                     --19--

   (D) ratification of the appointment of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the registrant for the year 2001, with 48,045,572 shares of stock cast for the appointment, 279,301 against the appointment, and 17,369 shares abstained.


Item 6.    Exhibits and Reports on Form 8-K

           (A)  Exhibits

                *4.1 Indenture dated as of April 10, 2001 between Pogo Producing Company and Wells Fargo Bank Minnesota, National Association, as Trustee (Exhibit 4.2, Registration Statement on Form S-4, filed April 24, 2001, File No. 333-59426).

                *Incorporated herein by reference as indicated

           (B)  Reports on Form 8-K

         Report filed on April 6, 2001, announcing the placement of the 2011 Notes on April 4, 2001 under Item 5 and attaching one exhibit under Item 7.

         Report filed on April 24, 2001, announcing the Company's quarterly and financial results and certain unaudited supplemental operating and financial information related to the Company's first quarter 2001 operating and financial results under Item 5 and attaching two exhibits under Item 7.


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






   Date: August 2, 2001

                                     --20--