Form 10-Q
period 2001-09-30
POGO PRODUCING CO
filed 2001-10-24
CIK 230463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15[d] of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2001          or

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


     Indicate by check mark whether the registrant: [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirement for the past 90 days: Yes X No
                                                           ---

Registrant's number of common shares outstanding as of September 30, 2001:
53,634,752

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)



                                                                                 Three Months Ended          Nine Months Ended
                                                                                    September 30,              September 30,
                                                                               -----------------------     -----------------------
                                                                                 2001          2000          2001          2000
                                                                               ---------     ---------     ---------     ---------
                                                                                (Expressed in thousands, except per share amounts)
REVENUES:
     Oil and gas                                                               $ 139,677     $ 125,720     $ 468,002     $ 328,169
     Pipeline sales and other                                                      2,043         3,362        10,302         9,865
     Gains (losses) on sales                                                       1,815            --         4,487           (14)
                                                                               ---------     ---------     ---------     ---------
          Total                                                                  143,535       129,082       482,791       338,020
                                                                               ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES:
     Lease operating                                                              31,939        23,883        87,462        69,139
     Pipeline operating and natural gas purchases                                  1,838         3,576        10,258        10,122
     General and administrative                                                   11,281         8,605        29,139        26,567
     Exploration                                                                   5,013         2,694        17,447         8,481
     Dry hole and impairment                                                       3,053         6,570        26,097        13,762
     Depreciation, depletion and amortization                                     55,754        31,643       146,286        96,528
                                                                               ---------     ---------     ---------     ---------
          Total                                                                  108,878        76,971       316,689       224,599
                                                                               ---------     ---------     ---------     ---------

OPERATING INCOME                                                                  34,657        52,111       166,102       113,421
                                                                               ---------     ---------     ---------     ---------

INTEREST:
     Charges                                                                     (15,119)       (8,504)      (41,411)      (25,460)
     Income                                                                          690           774         2,686         1,253
     Capitalized                                                                   9,324         5,546        24,153        15,160
MINORITY INTEREST -Dividends and costs associated
      with preferred securities of a subsidiary trust                             (2,501)       (2,351)       (7,499)       (7,468)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                                             338          (930)         (668)       (2,051)
                                                                               ---------     ---------     ---------     ---------

INCOME BEFORE TAXES AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     27,389        46,646       143,363        94,855

INCOME TAX EXPENSE                                                               (11,786)      (20,464)      (56,835)      (41,731)
                                                                               ---------     ---------     ---------     ---------

INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     15,603        26,182        86,528        53,124

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                   --            --            --        (1,768)
                                                                               ---------     ---------     ---------     ---------

NET INCOME                                                                     $  15,603     $  26,182     $  86,528     $  51,356
                                                                               =========     =========     =========     =========

EARNINGS PER COMMON SHARE
     Basic
          Income before cumulative effect of change in accounting principle    $    0.29     $    0.65     $    1.72     $    1.32
          Cumulative effect of change in accounting principle                         --            --            --         (0.04)
                                                                               ---------     ---------     ---------     ---------
          Net income                                                           $    0.29     $    0.65     $    1.72     $    1.28
                                                                               =========     =========     =========     =========
     Diluted
          Income before cumulative effect of change in accounting principle    $    0.28     $    0.58     $    1.57     $    1.22
          Cumulative effect of change in accounting principle                         --            --            --         (0.04)
                                                                               ---------     ---------     ---------     ---------
          Net income                                                           $    0.28     $    0.58     $    1.57     $    1.18
                                                                               =========     =========     =========     =========

DIVIDENDS PER COMMON SHARE                                                     $    0.03     $    0.03     $    0.09     $    0.09
                                                                               =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND POTENTIAL COMMON SHARES OUTSTANDING:
          Basic                                                                   53,613        40,403        50,239        40,359
          Diluted                                                                 60,480        50,068        60,068        50,016

          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                    September 30,     December 31,
                                                                        2001               2000
                                                                    ------------      ------------
                                                                    (Unaudited)
                                                                       (Expressed in thousands
                                                                        except share amounts)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $    94,410       $    81,510
     Accounts receivable                                                  58,506            84,381
     Other receivables                                                    40,542            27,242
     Federal income tax receivable                                        28,346                --
     Inventory - Product                                                   5,601             3,054
     Inventories - Tubulars                                                8,882             8,056
     Price hedge contracts                                                39,459             9,153
     Other                                                                 2,949             1,276
                                                                     -----------       -----------
          Total current assets                                           278,695           214,672
                                                                     -----------       -----------

PROPERTY AND EQUIPMENT:

     Oil and gas, on the basis of successful efforts accounting
          Proved properties being amortized                            2,747,637         1,698,404
          Unevaluated properties and properties
               under development, not being amortized                    411,902           154,914
     Pipelines, at cost                                                    6,524             7,095
     Other, at cost                                                       18,503            15,257
                                                                     -----------       -----------
                                                                       3,184,566         1,875,670
                                                                     -----------       -----------
     Accumulated depreciation, depletion and amortization
          Oil and gas                                                 (1,119,169)       (1,053,478)
          Pipelines                                                       (1,471)           (1,780)
          Other                                                          (10,422)           (8,758)
                                                                     -----------       -----------
                                                                      (1,131,062)       (1,064,016)
                                                                     -----------       -----------
     Property and equipment, net                                       2,053,504           811,654
                                                                     -----------       -----------

OTHER ASSETS:
     Deferred income tax                                                  47,947             3,695
     Debt issue expenses                                                  16,124            10,718
     Price hedge contracts                                                 8,243            14,869
     Foreign value added taxes receivable                                  6,234             7,262
     Other                                                                21,674            20,652
                                                                     -----------       -----------
                                                                         100,222            57,196
                                                                     -----------       -----------

                                                                     $ 2,432,421       $ 1,083,522
                                                                     ===========       ===========





          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                 September 30,      December 31,
                                                                                     2001               2000
                                                                                 -------------      ------------
                                                                                 (Unaudited)
                                                                                    (Expressed in thousands
                                                                                      except share amounts)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - operating activities                                     $     39,035       $     27,334
     Accounts payable - investing activities                                           56,150             67,703
     Foreign income taxes payable                                                       5,217                 --
     Accrued interest payable                                                          15,698              7,443
     Accrued dividends associated with
          preferred securities of a subsidiary trust                                      813                813
     Accrued payroll and related benefits                                               2,653              2,285
     Other                                                                              1,400                851
                                                                                 ------------       ------------
          Total current liabilities                                                   120,966            106,429
                                                                                 ------------       ------------

LONG-TERM DEBT                                                                        756,992            365,000

DEFERRED INCOME TAX                                                                   560,101             95,453

OTHER LIABILITIES AND DEFERRED CREDITS                                                 15,326             13,456

                                                                                 ------------       ------------
          Total liabilities                                                         1,453,385            580,338
                                                                                 ------------       ------------

MINORITY INTEREST:
     Company-obligated mandatorily redeemable
     convertible preferred securities of a subsidiary trust,
     net of unamortized issue expenses                                                145,023            144,913
                                                                                 ------------       ------------

SHAREHOLDERS' EQUITY:
     Preferred stock, $1 par; 4,000,000 and 2,000,000 shares
          authorized, respectively                                                         --                 --
     Common stock, $1 par; 200,000,000 and 100,000,000 shares
          authorized; 53,650,327 and 40,659,591 shares issued, respectively            53,650             40,660
     Additional capital                                                               658,430            298,885
     Retained earnings                                                                102,202             20,112
     Accumulated other comprehensive income (loss)                                     20,055             (1,062)
     Treasury stock (15,575 shares), at cost                                             (324)              (324)
                                                                                 ------------       ------------
          Total shareholders' equity                                                  834,013            358,271
                                                                                 ------------       ------------

                                                                                 $  2,432,421       $  1,083,522
                                                                                 ============       ============



          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        ---------------------------------
                                                                            2001                2000
                                                                        -------------       -------------
                                                                            (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                       $     510,915       $     310,888
     Cash received from price hedge contracts                                   8,808                  --
     Operating, exploration, and general
          and administrative expenses paid                                   (159,823)           (110,892)
     Interest paid                                                            (29,919)            (24,119)
     Federal income taxes paid                                                (31,115)             (3,000)
     Federal income taxes received                                                 --               3,000
     Value added taxes received                                                 1,028               5,472
     Other                                                                      1,527                (318)
                                                                        -------------       -------------
          Net cash provided by operating activities                           301,421             181,031
                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (280,819)           (101,311)
     Acquisition of NORIC, net of $21,235 cash acquired                      (323,476)                 --
     Purchase of proved reserves                                               (2,714)                 --
     Proceeds from the sale of properties and subsidiaries                     20,001                  --
                                                                        -------------       -------------
          Net cash used in investing activities                              (587,008)           (101,311)
                                                                        -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of new debt                                       200,000                  --
     Borrowings under senior debt agreements                                1,063,992              67,000
     Payments under senior debt agreements                                   (872,000)            (77,000)
     Payment of North Central senior debt acquired                            (78,600)                 --
     Payments of cash dividends on common stock                                (4,438)             (3,640)
     Payments of preferred dividends of a subsidiary trust                     (7,312)             (7,314)
     Payments of financing issue expenses                                      (8,720)               (131)
     Proceeds from exercise of stock options and other                          6,699               4,497
                                                                        -------------       -------------
          Net cash provided by (used in) financing activities                 299,621             (16,588)
                                                                        -------------       -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (1,134)             (1,107)
                                                                        -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        12,900              62,025
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                         81,510               6,267
                                                                        -------------       -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $      94,410       $      68,292
                                                                        =============       =============

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                         $      86,528       $      51,356
          Adjustments to reconcile net income to
               net cash provided by operating activities -
               Cumulative effect of change in accounting principle                 --               1,768
               Minority interest                                                7,499               7,468
               Foreign currency transaction (gains) losses                        668               2,051
               (Gains) losses  from the sales of properties                    (4,487)                 14
               Depreciation, depletion and amortization                       146,286              96,528
               Dry hole and impairment                                         26,097              13,762
               Interest capitalized                                           (24,153)            (15,160)
               Price hedge contracts                                            5,342                  --
               Deferred federal income taxes                                   48,588              45,738
               Change in operating assets and liabilities                       9,053             (22,494)
                                                                        -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $     301,421       $     181,031
                                                                        =============       =============

          See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity (Unaudited)



                                                                     For the Nine Months Ended September 30,
                                              ------------------------------------------------------------------------------------
                                                                 2001                                        2000
                                              -------------------------------------------  ---------------------------------------
                                                      Shareholders'                              Shareholders'
                                                         Equity                Compre-              Equity               Compre-
                                              -----------------------------    hensive     --------------------------    hensive
                                                 Shares          Amount         Income        Shares        Amount       Income
                                              -------------  --------------   -----------  ------------   -----------   ----------
                                                                 (Expressed in thousands, except share amounts)
COMMON STOCK:
     $1.00 par-200,000,000 and 100,000,000
          shares authorized, respectively
     Balance at beginning of year                40,659,591  $       40,660                  40,279,661   $    40,279
     Shares issued for acquisition of NORIC      12,615,816          12,615                          --            --
     Stock options exercised                        337,264             337                     191,915           192
     Shares issued as compensation                   37,656              38                      65,080            65
                                              -------------  --------------                ------------   -----------
     Issued at end of period                     53,650,327          53,650                  40,536,656        40,536
                                              -------------  --------------                ------------   -----------

ADDITIONAL CAPITAL:
     Balance at beginning of year                                   298,885                                   291,909
     Shares issued for acquisition of NORIC                         351,729                                        --
     Stock options exercised                                          6,922                                     3,687
     Shares issued as compensation                                      894                                     1,222
                                                             --------------                               -----------
     Balance at end of period                                       658,430                                   296,818
                                                             --------------                               -----------

RETAINED EARNINGS (DEFICIT):
     Balance at beginning of year                                    20,112                                   (62,291)
     Net income                                                      86,528   $    86,528                      51,356   $    51,356
     Dividends ($0.09 per common share)                              (4,438)                                   (3,640)
                                                             --------------                               -----------
     Balance at end of period                                       102,202                                   (14,575)
                                                             --------------                               -----------

ACCUMULATED OTHER
     COMPREHENSIVE INCOME (LOSS):
     Balance at beginning of year                                    (1,062)                                   (1,061)
     Exchange gains (losses)
          on Canadian currency and other                              2,253         2,253                         (70)          (70)
     Cumulative effect of
          change in accounting principle                             (2,438)       (2,438)                         --            --
     Unrealized gains arising during the
          period on price hedge contracts                            23,067        23,067                          --            --
     Reclassification adjustment for
          losses included in net income                              (1,765)       (1,765)                         --            --
                                                             --------------
     Net unrealized gains (losses)
          on price hedge contracts                                   21,302                                        --
                                                             --------------                               -----------
     Balance at end of period                                        20,055                                    (1,131)
                                                             --------------   -----------                 -----------   -----------

COMPREHENSIVE INCOME                                                          $   107,645                               $    51,286
                                                                              ===========                               ===========

TREASURY STOCK:
     Balance at beginning of year                   (15,575)           (324)                    (15,575)         (324)
     Activity during the period                          --              --                          --            --
                                              -------------  --------------                ------------   -----------
     Balance at end of period                       (15,575)           (324)                    (15,575)         (324)
                                              -------------  --------------                ------------   -----------

COMMON STOCK OUTSTANDING,
     AT THE END OF THE PERIOD                    53,634,752                                  40,521,081
                                              =============                                ============

TOTAL SHAREHOLDERS' EQUITY                                   $      834,013                               $   321,324
                                                             ==============                               ===========

      See accompanying notes to consolidated financial statements.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(1) GENERAL INFORMATION -

         The consolidated financial statements included herein have been prepared by Pogo Producing Company (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation. Refer to the Consolidated Statements of Shareholders' Equity for an analysis of Other Comprehensive Income which was $23,533,000 and $26,212,000, respectively, for the three months ended September 30, 2001 and 2000 and $107,645,000 and $51,286,000, respectively, for the nine months ended September 30, 2001 and 2000. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(2) LONG-TERM DEBT -

         Long-term debt and the amount due within one year at September 30, 2001 and December 31, 2000, consist of the following:


                                                                               September 30,      December 31,
                                                                                   2001               2000
                                                                               -------------      -------------
                                                                                   (Expressed in thousands)
Senior debt -
     Bank revolving credit agreement
          LIBOR based loans, borrowings at average interest rate of 4.76%      $     167,000      $          --
          Banker's acceptances, borrowing at an interest rate of 4.01%                24,992                 --
                                                                               -------------      -------------
     Total senior debt                                                               191,992                 --
                                                                               -------------      -------------
Subordinated debt -
     8 3/4% Senior subordinated notes due 2007 ("2007 Notes")                        100,000            100,000
     10 3/8% Senior subordinated notes due 2009 ("2009 Notes")                       150,000            150,000
     8 1/4% Senior subordinated notes due 2011 ("2011 Notes")                        200,000                 --
     5 1/2% Convertible subordinated notes due 2006 ("2006 Notes")                   115,000            115,000
                                                                               -------------      -------------
     Total subordinated debt                                                         565,000            365,000
                                                                               -------------      -------------
Long-term debt, none due within one year                                       $     756,992      $     365,000
                                                                               =============      =============

         Refer to Note 3 in Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000, for further information on the Company's debt agreements.

         On March 8, 2001, prior to the merger with NORIC Corporation ("NORIC") and the acquisition of North Central Oil Corporation ("North Central") on March 14, 2001, the Company entered into a reserve based revolving credit facility (the "Credit Facility"). The Credit Facility provides for a $515,000,000 revolving credit facility until March 7, 2006. The amount that may be borrowed may not exceed a borrowing base which is determined semi-annually and is calculated based upon substantially all of the Company's proved oil and gas properties. The borrowing base is currently established at $425,000,000. The Credit Facility is governed by various financial and other covenants, including requirements to maintain positive working capital (excluding current maturities of debt) and a fixed charge coverage ratio, creation of liens, a limitation on commodity hedging above certain specified limits, the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. In addition, the Company has pledged the stock of North Central and its inter-company receivable with North Central as security for its obligations under the Credit Facility and is prohibited from pledging borrowing base properties as security for other debt. The Credit Facility also permits short-term "swing line" loans and the issuance of up to $50,000,000 in letters of credit. Borrowings under the Credit facility bear interest, at the Company's option, at a base (prime) rate plus a variable margin (currently none) or LIBOR plus a variable margin (currently 1.25%). The margin varies as a function of the percentage of the borrowing base utilized. A commitment fee on the unborrowed amount that is currently available under the Credit Facility is also charged based on the percentage of the borrowing base that is being utilized.

         In connection with its entering into the Credit Facility, the Company's previously existing uncommitted money market line of credit with a commercial bank was terminated.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(2) LONG-TERM DEBT (CONTINUED) -

         The Master Banker's Acceptance Agreement between the Company and one of its lenders provides that the lender has agreed to accept bank drafts from the Company up to $25,000,000. The banker's drafts are available on an uncommitted basis and the bank has no obligation to accept the Company's request for drafts. Drafts drawn under this agreement would be reflected as long-term debt on the Company's balance sheet because the Company currently has the ability and intent to reborrow such amounts under the Credit Facility. The Company's 2007 Notes, 2009 Notes, and the Company's new notes due 2011 (described below) may restrict all or a portion of the amounts that may be borrowed under the Master Banker's Acceptance Agreement as senior debt. The Master Banker's Acceptance Agreement permits either party to terminate the letter agreement at any time upon five business days notice.

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

(3) INCOME TAXES -

         The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries where the Company's present intention is to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries for which U.S. income taxes have not been provided are approximately $48,000,000 at September 30, 2001. It is not practical to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

         During the three months ended September 30, 2001, the Company reevaluated its estimates regarding the realizability of its Thailand operating loss carryforwards as well as its ability to indefinitely reinvest all unremitted foreign earnings in its foreign operations. Based on the Company's future expectations for its Thailand operations, the Company believes that it is more-likely-than-not that its remaining Thailand operating loss carryforward will be realized and, therefore, reversed the remaining valuation allowance accordingly. In addition, the Company has provided for U.S. income taxes on the unremitted earnings from a portion of its Thailand operations. However, where the Company's continued intention is to reinvest the unremitted earnings of a foreign subsidiary in its foreign operations, the Company will continue not to provide U.S. income taxes on those earnings.

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

         SFAS 133 requires that as of the date of initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of these derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on interpretive guidance issued during the first quarter of 2001, the Company determined that the cumulative effect of adopting SFAS 133 should be recorded in other comprehensive income. As such, effective January 1, 2001, the Company recorded an unrealized loss of $2,438,000, net of deferred taxes of $1,313,000, in other comprehensive income. During the first nine months of 2001, the Company recognized a $2,716,000 gain included in oil and gas revenues on these contracts. An immaterial amount of ineffectiveness on these hedge contracts was also recognized in other income. Unrealized gains on derivative instruments arising during the nine months ended September 30, 2001 of $23,067,000, net of deferred taxes of $12,421,000, has been reflected as a component of other comprehensive income. Based on the fair market value of the hedge contracts as of September 30, 2001, the Company would reclassify additional pre-tax income of approximately $25,500,000 (approximately $16,575,000 net of taxes) from other comprehensive income (shareholders' equity) to net income during the next twelve months.

         As of September 30, 2001, the Company held options to sell 70 million cubic feet of natural gas production per day for the period from October 1, 2001 through December 31, 2002. The Company has designated these contracts as cash flow hedges designed to give the Company the right, but not the obligation, to sell natural gas at a sales price of $4.25 per MMBtu for the period from October 2001 through March 2002 and $4.00 per MMBtu for the period from April 2002 through December 2002. These contracts are designed to guarantee the Company a minimum "floor" price for the contracted volumes of production without limiting the Company's participation in price increases during the covered period. As of September 30, 2001, the Company was a party to the following hedging arrangements:


                                                                                       NYMEX
                                                                        Volume       Contract        Fair
                                                                          in         Price per       Market
                                     Contract Period                   MMBtu(a)      MMBtu(a)       Value(b)
                                 ---------------------------          ------------  ------------  ------------

                                 October 2001 -  March 2002                12,740      $4.25      $ 22,082,000
                                 April 2002 -  December 2002               19,250      $4.00      $ 25,620,000

         (a) MMBtu means million British Thermal Units.

         (b) Fair Market value is calculated using prices derived from NYMEX futures contract prices existing at September 30, 2001.

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

         As of September 30, 2001 the Company was not a party to any commodity price hedging contracts with respect to any of its current or future crude oil and condensate production.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(5)  BUSINESS SEGMENT INFORMATION -

     Financial information by operating segment is presented below:

                                                              COMPANY         OIL AND GAS         PIPELINES           OTHER
                                                            ------------      ------------      ------------      ------------
                                                                                (Expressed in thousands)
LONG-LIVED ASSETS:
     As of September 30, 2001:
          United States                                     $  1,715,438      $  1,705,915      $      5,053      $      4,470
          Kingdom of Thailand                                    337,795           334,184                --             3,611
          Other                                                      271               271                --                --
                                                            ------------      ------------      ------------      ------------
          Total                                             $  2,053,504      $  2,040,370      $      5,053      $      8,081
                                                            ============      ============      ============      ============

     As of December 31, 2000:
          United States                                     $    462,530      $    454,246      $      5,315      $      2,969
          Kingdom of Thailand                                    337,317           334,018                --             3,299
          Canada and other                                        11,807            11,576                --               231
                                                            ------------      ------------      ------------      ------------
          Total                                             $    811,654      $    799,840      $      5,315      $      6,499
                                                            ============      ============      ============      ============
REVENUES:
     For the three months ended September 30, 2001
          United States                                     $     92,135      $     88,658      $      1,950      $      1,527
          Kingdom of Thailand                                     50,568            50,563                --                 5
          Canada and other                                           832               456                --               376
                                                            ------------      ------------      ------------      ------------
          Total                                             $    143,535      $    139,677      $      1,950      $      1,908
                                                            ============      ============      ============      ============
     For the three months ended September 30, 2000
          United States                                     $     74,368      $     71,547      $      3,017      $       (196)
          Kingdom of Thailand                                     53,170            53,170                --                --
          Canada and other                                         1,544             1,003                --               541
                                                            ------------      ------------      ------------      ------------
          Total                                             $    129,082      $    125,720      $      3,017      $        345
                                                            ============      ============      ============      ============
     For the nine months ended September 30, 2001
          United States                                     $    341,225      $    326,869      $     10,649      $      3,707
          Kingdom of Thailand                                    136,639           136,575                --                64
          Canada and other                                         4,927             4,558                --               369
                                                            ------------      ------------      ------------      ------------
          Total                                             $    482,791      $    468,002      $     10,649      $      4,140
                                                            ============      ============      ============      ============
     For the nine months ended September 30, 2000
          United States                                     $    208,768      $    199,578      $      9,609      $       (419)
          Kingdom of Thailand                                    125,806           125,720                --                86
          Canada and other                                         3,446             2,871                --               575
                                                            ------------      ------------      ------------      ------------
          Total                                             $    338,020      $    328,169      $      9,609      $        242
                                                            ============      ============      ============      ============

OPERATING INCOME (LOSS):
     For the three months ended September 30, 2001
          United States                                     $     14,741      $     13,270      $        (56)     $      1,527
          Kingdom of Thailand                                     21,317            21,312                --                 5
          Canada and other                                        (1,401)           (1,777)               --               376
                                                            ------------      ------------      ------------      ------------
          Total                                             $     34,657      $     32,805      $        (56)     $      1,908
                                                            ============      ============      ============      ============
     For the three months ended September 30, 2000
          United States                                     $     21,365      $     22,286      $       (725)     $       (196)
          Kingdom of Thailand                                     30,057            30,057                --                --
          Canada and other                                           689               148                --               541
                                                            ------------      ------------      ------------      ------------
          Total                                             $     52,111      $     52,491      $       (725)     $        345
                                                            ============      ============      ============      ============
     For the nine months ended September 30, 2001
          United States                                     $    114,052      $    110,531      $       (186)     $      3,707
          Kingdom of Thailand                                     62,091            62,027                --                64
          Canada and other                                       (10,041)          (10,410)               --               369
                                                            ------------      ------------      ------------      ------------
          Total                                             $    166,102      $    162,148      $       (186)     $      4,140
                                                            ============      ============      ============      ============
     For the nine months ended September 30, 2000
          United States                                     $     53,354      $     54,838      $     (1,065)     $       (419)
          Kingdom of Thailand                                     59,945            59,859                --                86
          Canada and other                                           122              (453)               --               575
                                                            ------------      ------------      ------------      ------------
          Total                                             $    113,421      $    114,244      $     (1,065)     $        242
                                                            ============      ============      ============      ============

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

                                                          Three Months Ended                        Nine Months Ended
                                                          September 30, 2001                        September 30, 2001
                                              ----------------------------------------     ----------------------------------------
                                                Income         Shares       Per Share        Income         Shares       Per Share
                                              ----------     ----------     ----------     ----------     ----------     ----------
BASIC EARNINGS PER SHARE -                    $   15,603         53,613     $     0.29     $   86,528         50,239     $     1.72
                                                                            ==========                                   ==========
Effect of dilutive securities:
     Options to purchase common shares                --            551                            --            787
     2006 Notes                                       --             --                         3,083          2,726
     Trust Preferred Securities                    1,584          6,316                         4,753          6,316
                                              ----------     ----------                    ----------     ----------
DILUTED EARNINGS PER SHARE                    $   17,187         60,480     $     0.28     $   94,364         60,068     $     1.57
                                              ==========     ==========     ==========     ==========     ==========     ==========
Antidilutive securities -
     Options to purchase common shares                --          1,231     $    27.08             --            313     $    31.00
     2006 Notes                               $    1,028          2,726     $     0.38             --             --             --

                                                          Three Months Ended                        Nine Months Ended
                                                          September 30, 2000                        September 30, 2000
                                              ----------------------------------------     ----------------------------------------
                                                Income         Shares       Per Share        Income         Shares       Per Share
                                              ----------     ----------     ----------     ----------     ----------     ----------
BASIC EARNINGS PER SHARE -                    $   26,182         40,403     $     0.65     $   53,124         40,359     $     1.32
                                                                            ==========                                   ==========
Effect of dilutive securities:
     Options to purchase common shares                --            623                            --            615
     2006 Notes                                    1,028          2,726                         3,083          2,726
     Trust Preferred Securities                    1,584          6,316                         4,753          6,316
                                              ----------     ----------                    ----------     ----------
DILUTED EARNINGS PER SHARE                    $   28,794         50,068     $     0.58     $   60,960         50,016     $     1.22
                                              ==========     ==========     ==========     ==========     ==========     ==========
Antidilutive securities -
     Options to purchase common shares                --            276     $    32.75             --            276     $    32.75

     (a) Represents income before cumulative effect of change in accounting principle.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS -

     The Financial Accounting Standards Board has recently issued two new pronouncements, Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" and Statement of Financial Accounting Standard No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount a gain or loss is recognized. The standard is effective for the Company beginning in 2003, but earlier adoption is encouraged. Adoption of the standard will result in recording a cumulative effect of a change in accounting principle to earnings in the period of adoption. The Company has not yet determined the impact of this new standard or when the new standard will be adopted.

     SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for the Company beginning in 2002. The Company is currently evaluating the impact of this new standard.

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

(8)      ACQUISITION -

         On March 14, 2001, the previously announced merger of the Company and NORIC was consummated. As a result of the merger, the Company acquired all of the outstanding capital stock of North Central which was the principal asset of NORIC. North Central was an independent domestic oil and gas exploration and production company. The merger was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. Such allocations are based upon preliminary information and are subject to change when final valuations are obtained. Commencing March 14, 2001, North Central's operations are consolidated with the operations of the Company. Pursuant to the merger agreement among the Company and NORIC and certain NORIC shareholders dated as of November 19, 2000, former shareholders received 12,615,816 shares of the Company's common stock and approximately $344,711,000 in cash. In addition, at the closing the Company repaid all $78,600,000 principal amount of North Central's existing bank debt. The sources of funds used in connection with the merger included cash on hand at the Company and NORIC and borrowings under the Company's new credit agreement.

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

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
                                                                                         2001                  2000
                                                                                     ------------          ------------

Revenues                                                                             $    545,771          $    436,920
Income before cumulative effect of change in accounting principle                    $    102,922          $     56,594
Net income                                                                           $    102,922          $     54,826
Earnings per share:
     Basic -
          Income before cumulative effect of change in accounting principle          $       1.92          $       1.06
          Net income                                                                 $       1.92          $       1.03
     Diluted -
          Income before cumulative effect of change in accounting principle          $       1.75          $       1.06
          Net income                                                                 $       1.75          $       1.02

                     POGO PRODUCING COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain statements contained herein are prospective and therefore should be considered "Forward Looking Statements." As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 2000, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements.

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

RESULTS OF OPERATIONS

         Net income

         The Company reported net income for the third quarter of 2001 of $15,603,000 or $0.29 per share ($17,187,000 or $0.28 per share on a diluted basis), compared to net income for the third quarter of 2000 of $26,182,000 or $0.65 per share ($28,794,000 or $0.58 per share on a diluted basis). The difference in net income during the third quarter of 2001, compared to the third quarter of 2000, was primarily related to increased oil and gas revenues resulting from improved oil and gas production levels that was more than offset by decreased average prices received by the Company for its natural gas, crude oil and condensate production and increased depreciation, depletion and amortization expenses related, in part, to the improved oil and gas production levels. For the first nine months of 2001, the Company reported net income of $86,528,000 or $1.72 per share ($94,364,000 or $1.57 per share on a diluted basis) compared to net income before cumulative effect of change in accounting principle for the first nine months of 2000 of $53,124,000 or $1.32 per share ($60,960,000 or $1.22 per share on a diluted basis). The increase in net income during the first nine months of 2001, compared to the first nine months of 2000, was primarily related to increased oil and gas revenues resulting from improved oil and gas production levels and increased average prices that the Company received for its natural gas production, which was partially offset by decreased average prices the Company received for its oil and condensate production. These factors were also partially offset in both comparative periods by a decrease in revenues from the sale of natural gas liquids ("NGL"). The net income reported in the third quarter and first nine months of 2001 was also positively impacted by a gain on the sale of certain non-strategic minor properties, including the sale of its Canadian operations and assets.

         Earnings per common share are based on the weighted average number of common shares outstanding for the respective periods. The increase in the weighted average number of common shares outstanding for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, resulted primarily from the issuance of common stock in connection with the merger with NORIC on March 14, 2001 and, to a lesser extent, the exercise of stock options pursuant to the Company's incentive plans. Earnings per share computations on a diluted basis for all periods reflect additional shares of common stock issuable upon the assumed conversion of Pogo Trust I's 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities due 2029 (the "Trust Preferred Securities") and, to a much lesser extent, additional shares of common stock issuable upon the assumed exercise of options to purchase common shares under the Company's incentive plans, less treasury shares that are assumed to have been purchased by the Company from the option proceeds. Earnings per share computations for the first nine months of 2001, and the third quarter and first nine months of 2000, also reflect additional shares of common stock issuable upon the assumed conversion of the Company's 5 1/2% Convertible Subordinated Notes due 2006 (the "2006 Notes").

         Total Revenues

         The Company's total revenues for the third quarter of 2001 were $143,535,000, an increase of approximately 11% from total revenues of $129,082,000 for the third quarter of 2000. The Company's total revenues for the first nine months of 2001 were $482,791,000, an increase of approximately 43% compared to total revenues of $338,020,000 for the first nine months of 2000. The increase in the Company's total revenues for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, resulted primarily from a substantial increase in oil and gas revenues and, to a much lesser extent, a gain on sales of certain non-strategic minor properties.

         Oil and Gas Revenues

         The Company's oil and gas revenues for the third quarter of 2001 were $139,677,000, an increase of approximately 11% from oil and gas revenues of $125,720,000 for the third quarter of 2000. The Company's oil and gas revenues for the first nine months of 2001 were $468,002,000, an increase of approximately 43% from oil and gas revenues of $328,169,000 for the first nine months of 2000. The following table reflects an analysis of variances in the Company's oil and gas revenues (expressed in thousands) between 2001 and 2000:


Increase (decrease) in oil and gas revenues                           3RD QTR 2001          NINE MO. 2001
   resulting from variances in:                                        COMPARED TO           COMPARED TO
                                                                      3RD QTR 2000          NINE MO. 2000
                                                                      ------------          -------------
  NATURAL GAS --
     Price .................................................          $     (4,479)          $     55,945
     Production ............................................                22,581                 73,250
                                                                      ------------           ------------
                                                                            18,102                129,195
                                                                      ------------           ------------
  CRUDE OIL AND CONDENSATE --
     Price .................................................               (13,477)               (14,533)
     Production ............................................                 9,846                 27,750
                                                                      ------------           ------------
                                                                            (3,631)                13,217
                                                                      ------------           ------------
  NATURAL GAS LIQUIDS ......................................                  (514)                (2,579)
                                                                      ------------           ------------
     Increase (decrease) in oil and gas revenues ...........          $     13,957           $    139,833
                                                                      ============           ============

         The increase in the Company's oil and gas revenues for the third quarter of 2001, compared to the third quarter of 2000, is primarily related to increases in the Company's natural gas and oil and condensate production volumes, that was only partially offset by a decrease in the average price that it received for its oil and condensate and natural gas production volumes and decreased revenues from its NGL production. The increase in the Company's oil and gas revenues for the first nine months of 2001, compared to the first nine months of 2000, is primarily related to increases in the Company's natural gas and oil and condensate production volumes and an increase in the average price that the Company received for its natural gas production volumes, that was only partially offset by a decrease in the average price that it received for its oil and condensate production volumes and decreased revenues from its NGL production. Due to the relatively high price (relative to crude oil and condensate) that the Company received for its natural gas production volumes during the third quarter and first nine months of 2001, the Company elected in many instances to leave the NGL in the natural gas. The Company has increased the incidence of processing its natural gas production volumes to extract NGL for resale due to the decline in natural gas prices, relative to oil and condensate prices.

Comparison of Increases (Decreases) in:                       3RD QUARTER                      1ST NINE MONTHS
NATURAL GAS --                                            -------------------      %         -------------------      %
                                                            2001       2000      CHANGE        2001       2000      CHANGE
                                                          --------   --------   --------     --------   --------   --------
   Average prices
      North America(a) ................................   $   2.99   $   3.62        (17)%   $   4.61   $   3.11         48%
      Kingdom of Thailand(b) ..........................   $   2.28   $   2.23          2%    $   2.31   $   2.13          8%
           Company-wide average price .................   $   2.81   $   3.11        (10)%   $   4.00   $   2.77         44%
   Average daily production volumes (MMcf per day)
      North America(a) ................................      183.3      100.9         82%       171.4      108.8         58%
      Kingdom of Thailand .............................       63.2       58.2          9%        62.3       57.2          9%
                                                          --------   --------                --------   --------
           Company-wide average daily production ......      246.5      159.1         55%       233.7      166.0         41%
                                                          ========   ========                ========   ========

----------
         (a) North American average prices and production reflect production from the United States and Canada, prior to the sale of the Company's Canadian operations in the third quarter of 2001. "MMcf" and "Bbls" stand for million cubic feet and barrels, respectively.

         (b) The Company is paid for its natural gas production in the Kingdom of Thailand in Thai Baht. The average prices are presented in U.S. dollars based on the revenue recorded in the Company's financial records.


Comparison of Increases (Decreases) in:                       3RD QUARTER                      1ST NINE MONTHS
CRUDE OIL AND CONDENSATE --                               -------------------      %         -------------------      %
                                                            2001       2000      CHANGE        2001       2000      CHANGE
                                                          --------   --------   --------     --------   --------   --------
Average prices(a)
      North America ...................................   $  25.51   $  29.90        (15)%   $  26.40   $  28.96         (9)%
      Kingdom of Thailand .............................   $  24.85   $  31.81        (22)%   $  25.76   $  27.53         (6)%
       Company-wide average price .....................   $  25.17   $  30.90        (19)%   $  26.09   $  28.25         (8)%
   Average daily production volumes (Bbls per day)
      North America ...................................     15,009     12,698         18%      14,815     12,413         19%
      Kingdom of Thailand(b) ..........................     15,283     14,087          8%      14,220     12,234         16%
                                                          --------   --------                --------   --------
       Company-wide average daily production ..........     30,292     26,785         13%      29,035     24,647         18%
                                                          ========   ========                ========   ========

TOTAL LIQUID HYDROCARBONS --
      Company-wide average daily
        production (Bbls per day)(b) ..................     32,824     29,056         13%      30,812     27,615         12%
                                                          ========   ========                ========   ========

----------
         (a) Average prices are computed on production that is actually sold during the period. For North American average prices, this equates to actual production. However, in the Gulf of Thailand, crude oil and condensate sold may be more or less than actual production. See footnote (b).

         (b) Oil and condensate production in the Gulf of Thailand is produced and stored on the FPSO and FSO pending sale and is sold in tanker loads that typically average between 300,000 and 750,000 barrels per sale. Therefore, oil and condensate sales volumes for a given period in the Gulf of Thailand may not equate to actual production. In accordance with generally accepted accounting principles, as currently interpreted, reported revenues are based on sales volumes. However, the Company believes that actual production volumes are a more meaningful measure of the Company's operating results and therefore reports production volumes as part of its operating results. The Company produced 94,000 barrels of oil and condensate less than it sold in the third quarter of 2001; 110,000 barrels more than it sold in the first nine months of 2001; and 26,000 and 223,000 barrels more than it sold in the third quarter and first nine months of 2000, respectively.

         Natural Gas

         Thailand Prices. The price that the Company receives under the gas sales agreement with the PTT Public Company Limited ("PTT") is based upon a formula that takes into account a number of factors including, among other items, changes in the Thai/U.S. exchange rate and fuel oil prices in Singapore. The increase in the average price that the Company received for its natural gas production in the Kingdom of Thailand for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, reflects positive adjustments under the gas sales agreement.

         Production. The increase in the Company's natural gas production during the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, was primarily related to production from properties acquired in the North Central acquisition and, to a lesser extent, successful development programs on the Company's Thailand and New Mexico properties that were partially offset by natural production decline. The Company and its joint venture partners in Thailand recently reached a preliminary agreement with PTT to sell PTT up to an additional approximately 58 billion cubic feet of gas over the next two and a half years at production rates which vary, depending upon the time period, from 26 up to 85 Mcf per day (12Mcf to 40Mcf net to the Company). The additional gas volumes under this new agreement will be sold at prices that are 12% less than the prices the Company receives under its existing gas sales agreement.

         Crude Oil and Condensate

         Thailand Prices. Since the inception of production from the Company's properties located in the Gulf of Thailand, crude oil and condensate have been stored on storage vessels (an FPSO in the Tantawan field and an FSO in the Benchamas field) until an economic quantity is accumulated for offloading and sale. A typical sale ranges from 300,000 to 750,000 barrels. Prices that the Company receives for its crude oil and condensate production from Thailand are based on world benchmark prices, typically as a differential to Malaysian TAPIS crude and are denominated in U.S. dollars. In addition, the Company is generally paid for its crude oil and condensate production from Thailand in U.S. dollars.

         Thailand Production. The increase in the Company's crude oil and condensate production from the Gulf of Thailand during the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, largely resulted from increased production from the Benchamas Field. Due to a change in interpretation of an accounting principle, for purposes of the financial statements, the Company now records its oil production in Thailand at the time of sale rather than when produced, as it had previously done. In accordance with generally accepted accounting principles as currently interpreted, at the end of each quarter, the crude oil and condensate stored on board the FSO and FPSO pending sale is accounted for as inventory at cost and included on the Company's balance sheet as "Inventory - product." Reported revenues are based on sales volumes. When a tanker load of oil is sold in Thailand, the entire amount will be accounted for as production sold, regardless of when it was produced. The Company believes that actual production volumes are a more meaningful measure of the Company's operating results than sales volumes and therefore reports production volumes as part of its operating results. The Company produced 94,000 barrels of oil and condensate less than it sold in the third quarter of 2001, 110,000 barrels more than it sold in the first nine months of 2001, and 26,000 and 223,000 barrels more than it sold in the third quarter and first nine months of 2000, respectively. As of September 30, 2001, the Company had approximately 460,000 net cumulative barrels stored on board the FPSO and FSO.

         North American Production. The increase in the Company's North American crude oil and condensate production during the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, primarily related to production from properties acquired in the North Central acquisition and, to a lesser extent, successful development programs on the Company's other properties that was partially offset by natural production decline.

         NGL Production. The Company's oil and gas revenues, and its total liquid hydrocarbon production, reflect the production and sale by the Company of NGL, which are liquid products extracted from natural gas production. The decrease in NGL revenues for the third quarter of 2001, compared with the third quarter of 2000, related to a decline in the average price that the Company received for its NGL production volumes, which was only partially offset by an increase in the volume of NGL produced by the Company. The decrease in NGL revenues for the first nine months of 2001, compared with the first nine months of 2000, primarily related to the decision by the Company not to extract NGL from its natural gas production due to the more favorable economics of leaving it in the natural gas stream and, to a lesser extent, a decline in the average price that the Company received for its NGL production volumes. The Company has resumed processing a higher percentage of its natural gas production volumes, where possible or practicable, to extract NGL for resale due to the recent decline in natural gas prices, relative to oil and condensate prices.

         Costs and Expenses

                                                                 3RD QUARTER
   Comparison of Increases (Decreases) in:              ------------------------------         %
                                                             2001             2000           CHANGE
                                                        -------------    -------------
   LEASE OPERATING EXPENSES
      North America .................................   $  21,163,000    $  15,092,000               40%
      Kingdom of Thailand ...........................   $  10,776,000    $   8,791,000               23%
            Total Lease Operating Expenses ..........   $  31,939,000    $  23,883,000               34%
   PIPELINE OPERATING AND NATURAL
     GAS PURCHASES ..................................   $   1,838,000    $   3,576,000              (49)%
   GENERAL AND ADMINISTRATIVE EXPENSES ..............   $  11,281,000    $   8,605,000               31%
   EXPLORATION EXPENSES .............................   $   5,013,000    $   2,694,000               86%
   DRY HOLE AND IMPAIRMENT EXPENSES .................   $   3,053,000    $   6,570,000              (54)%
   DEPRECIATION, DEPLETION AND
      AMORTIZATION (DD&A) EXPENSES ..................   $  55,754,000    $  31,643,000               76%
      DD&A rate .....................................   $        1.33    $        1.02               30%
      Mcfe sold(a) ..................................      41,363,000       30,521,000               35%
   INTEREST--
      Charges .......................................   $ (15,119,000)   $  (8,504,000)              78%
      Interest Income ...............................   $     690,000    $     774,000              (11)%
      Capitalized Interest Expense ..................   $   9,324,000    $   5,546,000               68%
   MINORITY INTEREST - DIVIDENDS AND COSTS ..........   $  (2,501,000)   $  (2,351,000)               6%
   FOREIGN CURRENCY TRANSACTION GAIN(LOSS) ..........   $     338,000    $    (930,000)             N/A
   INCOME TAX EXPENSE ...............................   $ (11,786,000)   $ (20,464,000)             (42)%




                                                                1ST NINE MONTHS
   Comparison of Increases (Decreases) in:              ------------------------------           %
                                                            2001             2000             CHANGE
                                                        -------------    -------------
   LEASE OPERATING EXPENSES
      North America .................................   $  60,934,000    $  44,335,000               37%
      Kingdom of Thailand ...........................   $  26,528,000    $  24,804,000                7%
            Total Lease Operating Expenses ..........   $  87,462,000    $  69,139,000               27%
   PIPELINE OPERATING AND NATURAL
     GAS PURCHASES ..................................   $  10,258,000    $  10,122,000                1%
   GENERAL AND ADMINISTRATIVE EXPENSES ..............   $  29,139,000    $  26,567,000               10%
   EXPLORATION EXPENSES .............................   $  17,447,000    $   8,481,000              106%
   DRY HOLE AND IMPAIRMENT EXPENSES .................   $  26,097,000    $  13,762,000               90%
   DEPRECIATION, DEPLETION AND
      AMORTIZATION (DD&A) EXPENSES ..................   $ 146,286,000    $  96,528,000               52%
      DD&A rate .....................................   $        1.27    $        1.06               20%
      Mcfe sold(a) ..................................     113,604,000       89,547,000               27%
   INTEREST--
      Charges .......................................   $ (41,411,000)   $ (25,460,000)              63%
      Interest Income ...............................   $   2,686,000    $   1,253,000              114%
      Capitalized Interest Expense ..................   $  24,153,000    $  15,160,000               59%
   MINORITY INTEREST - DIVIDENDS AND COSTS ..........   $  (7,499,000)   $  (7,468,000)               0%
   FOREIGN CURRENCY TRANSACTION GAIN(LOSS) ..........   $    (668,000)   $  (2,051,000)             (67)%
   INCOME TAX EXPENSE ...............................   $ (56,835,000)   $ (41,731,000)              36%



----------
         (a)      "Mcfe" stands for thousands of cubic feet equivalent.

         Lease Operating Expenses.

         The increase in North American lease operating expenses for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, primarily related to increased severance taxes resulting from increased production from the Company's non-U.S. government owned properties (accounting for approximately $1,762,000 and $10,272,000 of the increase for the quarter and nine-month periods, respectively), lease operating expenses attributable to properties acquired in the North Central acquisition and generally increasing costs resulting from an industry-wide increase in demand for oil field services and equipment, that was only partially offset by decreased lease maintenance expenses. The increase in lease operating expenses in the Kingdom of Thailand for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, primarily related to increased expenses related to well workovers and increased insurance expenses related to construction of platforms for the Benchamas field, as well as generally increasing costs resulting from an industry-wide increase in demand for oil field services and equipment. A substantial portion of the Company's lease operating expenses in the Kingdom of Thailand relates to the lease payments made in connection with the bareboat charter of the FPSO for the Tantawan field and the FSO for the Benchamas field. Collectively, these lease payments accounted for $3,666,000, $10,873,000, $3,798,000 and $11,311,000 (net
to the Company's interest) of the Company's Thailand lease operating expenses for the third quarter and first nine months of 2001 and the third quarter and first nine months of 2000, respectively.

         Pipeline Operating and Natural Gas Purchases

         Revenue from the sale of natural gas purchased for resale is reported under "Pipeline sales and other." The decrease in pipeline operating expenses and natural gas purchase costs for the third quarter of 2001, compared to the third quarter of 2000, primarily related to the decreased cost of natural gas purchased for resale by the Company. The increase in pipeline operating expenses and natural gas purchase costs for the first nine months of 2001, compared to the first nine months of 2000, primarily related to increased cost of natural gas purchased for resale by the Company.

         General and Administrative Expenses

         The increase in general and administrative expenses for the third quarter and first nine months of 2001, compared with the third quarter and first nine months of 2000, related to increased expenses associated with the Company's acquisition of North Central and its employees, as well as an increase in the size of the Company's work force and normal salary and concomitant benefit expense adjustments.

         Exploration Expenses

         Exploration expenses consist primarily of rental payments required under oil and gas leases to hold non- producing properties ("delay rentals") and exploratory geological and geophysical costs that are expensed as incurred. The increase in exploration expense for the third quarter of 2001, compared to the third quarter of 2000, resulted primarily from the cost of acquisition of 3-D data in the Company's Offshore and Western divisions, a payment to transfer seismic licenses used by North Central and the payment of a reservation fee in Thailand, which was partially offset by generally decreased geophysical acquisition costs in the Company's Hungary exploration play. The increase in exploration expense for the first nine months of 2001, compared to the first nine months of 2000, resulted primarily from the cost of conducting two major 3-D projects in Hungary and a payment to transfer seismic licenses used by North Central.

         Dry Hole and Impairment

         The decrease in the Company's dry hole and impairment expense for the third quarter of 2001, compared to the third quarter of 2000, resulted primarily from the success of the Company's drilling program. The increase in the Company's dry hole and impairment expense for the first nine months of 2001, compared to the first nine months of 2000, resulted primarily from a non-operated property located in the offshore Gulf of Mexico that incurred unexpectedly high drilling and completion expenses. Accounting rules also require that if the expected future cash flow of the Company's reserves on a property fall below the cost that is recorded on the Company's books, these reserves must be impaired and written down to the property's fair value. No such impairments are currently required on the Company's properties. Depending on market conditions, including the prices for oil and natural gas, and the results of operations, a similar test may be conducted at any time to determine whether impairments are appropriate. Depending on the results of this test, an impairment could be required on some of the Company's properties and this impairment could have a material negative non-cash impact on the Company's earnings and balance sheet.


         Depreciation, Depletion and Amortization Expenses

         The increase in the Company's depreciation, depletion and amortization ("DD&A") expense for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, resulted primarily from an increase in the Company's natural gas and liquid hydrocarbon production and, to a lesser extent, an increase in the Company's composite DD&A rate.

         The increase in the composite DD&A rate for all of the Company's producing fields for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, resulted primarily from production from fields acquired in the North Central acquisition that, because they were valued at fair market value in connection with the acquisition, contribute a DD&A rate higher than the Company's recent historic average. The increase was partially offset by an increased percentage of the Company's production coming from certain of the Company's fields that have DD&A rates that are lower than the Company's recent historical composite rate (principally the Benchamas Field and certain Permian basin properties) and a corresponding decrease in the percentage of the Company's production coming from fields that have DD&A rates that are higher than the Company's recent historical composite DD&A rate.

         Interest

         Interest Charges. The increase in the Company's interest charges for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, resulted primarily from an increase in the average amount of the Company's outstanding debt related to the acquisition of North Central, partially offset by a decline in the average interest rate on the outstanding debt. The increase in the Company's interest charges for the first nine months of 2001, compared to the first nine months of 2000, was also affected by a charge for amortization of debt issuance expense during the first quarter of 2001 related to the termination of the Company's previous credit facility in connection with the North Central acquisition.

         Interest Income. The decrease in the Company's interest income for the third quarter of 2001, compared to the third quarter of 2000, resulted primarily from a decrease in the amount of cash and cash equivalents temporarily invested. The increase in the Company's interest income for the first nine months of 2001, compared to the first nine months of 2000, resulted primarily from an increase in the amount of cash and cash equivalents temporarily invested.

         Capitalized Interest. The increase in capitalized interest for the third quarter and first nine months of 2001, compared to the third quarter and first nine months of 2000, resulted primarily from an increase in the amount of capital expenditures subject to interest capitalization during the relevant periods ($406,624,000 and $345,967,000 in 2001, compared to $236,895,000 and
$239,844,000 in 2000), partially offset by a decrease in the interest rate used to determine the amount of capitalized interest. A substantial percentage of the Company's capitalized interest expense related to unevaluated properties acquired in the North Central acquisition and capital expenditures for the development of the Benchamas field in the Gulf of Thailand and several development projects in the Gulf of Mexico.

         Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust

         Pogo Trust I, a business trust in which the Company owns all of the issued common securities, issued $150,000,000 of Trust Preferred Securities on June 2, 1999. The amounts recorded for the third quarter and first nine months of 2000 and 2001, respectively, under Minority Interest -- Dividends and Costs Associated with Preferred Securities of a Subsidiary Trust principally reflect cumulative unpaid dividends and, to a lesser extent, the amortization of issuance expenses related to the offering and sale of the Trust Preferred Securities.

         Foreign Currency Transaction Gain (Loss)

         The foreign currency transaction gain reported in the third quarter of 2001, and the losses reported for the third quarter of 2000 and first nine months of 2000 and 2001 resulted primarily from the fluctuation against the U.S. dollar of cash and other monetary assets and liabilities denominated in Thai Baht that were on the Company's subsidiary financial statements during the respective periods. The Company cannot predict what the Thai Baht to U.S. dollar exchange rate will be in the future. As of September 30, 2001, the Company was not a party to any financial instrument that was intended to constitute a foreign currency hedging arrangement.

         Income Tax Expense

         Changes in the Company's income tax expense are a function of the Company's consolidated effective tax rate and its pre-tax income. The decrease in the Company's tax expense for the third quarter of 2001, compared to the third quarter of 2000, resulted primarily from a decrease in pre-tax income. The increase in the Company's tax expense for the first nine months of 2001, compared to the first nine months of 2000, resulted primarily from an increase in pre-tax income. The Company's consolidated effective tax rate for the third quarter and first nine months of 2001 was 43% and 39.6%, respectively, compared to 43.9% and 44% for the third quarter and first nine months of 2000, respectively. The Company conducts its operations in taxing jurisdictions with varying tax rates. The relative proportion of the Company's income earned in each taxing jurisdiction affects the Company's consolidated effective tax rate. Additionally, during the third quarter of 2001, the Company reevaluated certain estimates regarding its global tax and cash position and, as a result, recognized certain additional tax benefits attributable to previously unrecognized operating loss carryforwards and provided for U.S. income taxes on certain unremitted foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         The Company's Condensed Consolidated Statement of Cash Flows for the first nine months of 2001 reflects net cash provided by operating activities of $301,421,000. In addition to net cash provided by operating activities, the Company received $12,631,000 from the sale of its Canadian operations and assets, $7,370,000 from the sale of certain non-strategic assets and $6,699,000 primarily from the exercise of stock options. The Company also borrowed a net $191,992,000 under its senior debt arrangements and issued $200,000,000 of its 8 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes").

         During the first nine months of 2001, the Company expended $344,711,000 in partial consideration for the NORIC shares, repaid all $78,600,000 of North Central's senior indebtedness, invested $280,819,000 in capital projects, paid $8,720,000 in debt issuance expenses, paid $7,312,000 in cash distributions to holders of its Trust Preferred Securities, paid $2,714,000 to purchase proved reserves and paid $4,438,000 ($0.09 per share) in cash dividends to holders of the Company's common stock. As of October 22, 2001, the Company's cash and cash equivalents were $100,722,000 and its long-term debt stood at $782,000,000 and it had $208,000,000 of availability under its revolving credit facility.

Future Capital Requirements

         The Company's capital and exploration budget for 2001, which does not include any amounts that may be expended for the purchase of proved reserves or any interest that may be capitalized resulting from projects in progress, was recently increased by the Company's Board of Directors to $385,000,000. The Company currently anticipates that its available cash and cash equivalents, cash provided by operating activities and funds available under its credit agreement and banker's acceptance facility will be sufficient to fund the Company's ongoing operating, interest and general and administrative expenses, any currently anticipated costs associated with the Company's projects during 2001, and future dividend and distribution payments at current levels (including a dividend payment of $0.03 per share on its common stock to be paid on November 16, 2001 to shareholders of record on November 2, 2001). The declaration of future dividends on the Company's equity securities will depend upon, among other things, the Company's future earnings and financial condition, liquidity and capital requirements, its ability to pay dividends and distributions under certain covenants contained in its debt instruments, the general economic and regulatory climate and other factors deemed relevant by the Company's Board of Directors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. The information contained in the Company's annual report on Form 10-K for the year ended December 31, 2000, is incorporated by reference herein and should be read in conjunction with the following.

INTEREST RATE RISK

         From time to time, the Company has entered into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of October 1, 2001, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at September 30, 2001:

                                                                                                                         FAIR
                                  2001       2002       2003       2004       2005      THEREAFTER        TOTAL          VALUE
                                --------   --------   --------   --------   --------   ------------    ------------    --------

Liabilities Long-Term Debt:
  Variable Rate .............   $      0   $      0   $      0   $      0   $      0   $    191,992    $    191,992    $191,992
  Average Interest Rate .....         --         --         --         --         --           4.66%           4.66%         --
  Fixed Rate ................   $      0   $      0   $      0   $      0   $      0   $    565,000    $    565,000    $556,704
  Average Interest Rate .....         --         --         --         --         --           8.35%           8.35%         --

FOREIGN CURRENCY EXCHANGE RATE RISK

         In addition to U.S. dollars, the Company conducts business in Thai Baht and Hungarian Forints, and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. As of October 1, 2001, the Company is not a party to any foreign currency exchange agreement.

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

         Natural Gas

         As of September 30, 2001, the Company held options to sell 70 million cubic feet of natural gas production per day for the period from October 1, 2001 through December 31, 2002. The Company has designated these contracts as cash flow hedges designed to give the Company the right, but not the obligation, to sell natural gas at a sales price of $4.25 per MMBtu for the period from October 2001 through March 2002 and $4.00 per MMBtu for the period from April 2002 through December 2002. These contracts are designed to guarantee a minimum "floor" price for the contracted volumes of production without limiting the Company's participation in price increases during the covered period. As of September 30, 2001, the Company was a party to the following hedging arrangements:



                                                       NYMEX
                                                     CONTRACT
                                     VOLUME          PRICE PER      FAIR MARKET
      CONTRACT PERIOD             IN MMBtu(a)         MMBtu(a)        VALUE(b)
-----------------------------     ------------     ------------     ------------

Floor Contracts:
   October 2001 -- March 2002           12,740     $       4.25     $ 22,082,000
   April 2002 - December 2002           19,250     $       4.00     $ 25,620,000

----------
         (a)      MMBtu means million British Thermal Units.

         (b) Fair Market Value is calculated using prices derived from NYMEX futures contract prices existing at September 30, 2001.

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

         Crude Oil

         As of September 30, 2001, the Company was not a party to any commodity price hedging contracts with respect to any of its current or future crude oil and condensate production.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (A)  Exhibits

           None.

           (B)  Reports on Form 8-K


                  Report filed on August 10, 2001, providing the Company's Unaudited Condensed Consolidated Statement of Income for the Six Months ended June 30, 2001 and related notes, giving effect to the merger of NORIC Corporation, the parent company of North Central Oil Corporation, with and into the Company on Item 5., and attaching an exhibit under Item 7.

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


                    POGO PRODUCING COMPANY
                         (Registrant)


                             /s/ Thomas E. Hart
                    -----------------------------------------
                                 Thomas E. Hart
                                 Vice President and Chief
                                    Accounting Officer



                             /s/ James P. Ulm, II
                    -----------------------------------------
                                 James P. Ulm, II
                                 Vice President and Chief
                                     Financial Officer



Date: October 24, 2001