Form 10-K/A
period 2005-12-31
POGO PRODUCING CO
filed 2006-10-27
CIK 230463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2006
Common Stock, $1.00 par value per share	58,389,247 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders held April 25, 2006	Part III

EXPLANATORY NOTE

Pogo Producing Company (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that was originally filed on March 2, 2006 (the “Original 10-K”) in response to comments received from the Securities and Exchange Commission. This amendment includes the following items:

•       “Item 1—Business,” revised to enhance disclosures regarding certain of the Company’s properties;

•       “Item 1A—Risk Factors,” revised to change the title of the risk factor “The Company’s reserve data are estimates and should not be unduly relied on” to “The Company’s reserve data are estimates;”

•       “Item 8—Financial Statements and Supplementary Data,” revised to provide additional disclosure relating to properties accounted for as discontinued operations in the Unaudited Supplementary Financial and Reserve Data and the Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves; and

•       “Item 15—Exhibits and Financial Statement Schedules,” revised to refer to certain previously-filed agreements and to make other conforming changes as a result of the filing of this amendment.

Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of each affected item, as amended, is included herein. Unaffected items have not been repeated in this amendment.

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

The Company organizes its exploration and production activities principally into five operating regions, as well as a New Ventures Group and an Unconventional Resources Group. The operating regions are its Canadian Operations, its Western U.S. Region, which is active in the Permian Basin area in New Mexico and West Texas, the Panhandle of Texas, the San Juan Basin in New Mexico and in the Madden Unit in Wyoming; its Gulf Coast Region, which includes the Company’s onshore operations principally in South Texas and Louisiana; its Gulf of Mexico Region, which is responsible for the Company’s operations offshore Texas and Louisiana in the Gulf of Mexico; and the Asia and Pacific Region, which has responsibility for the Company’s operations in New Zealand. The Company’s New Ventures Group is primarily responsible for identifying new projects and opportunities for the Company outside the United States and the Unconventional Resources Group is responsible for identifying new unconventional resource opportunities in North America.

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

The Los Mogotes Field, which is part of the Company’s Gulf Coast Region, consists of approximately 22,420 acres located in South Texas. The Company owns various working interests in the Los Mogotes Field, which average approximately 71% across the field, and is the operator of a majority of those working interests. In 2005, the Company’s interests in Los Mogotes produced an average of approximately 53 MMcf per day of natural gas, accounting for approximately 21% of the Company’s natural gas production for the period. As of December 31, 2005, the Company’s proved reserves associated with the Los Mogotes Field were 41 MBbls of oil, condensate and natural gas liquids and 111,327 MMcf of natural gas, which together represented approximately 5.5% of the Company’s total proved reserves. As of that date, the Company’s leasehold interests in the field included 14,380 net acres of developed lands and 902 net acres of undeveloped lands, with approximately 98 net producing wells and 142 gross producing wells. The map below depicts the location of the field.

The Madden Unit, which is part of the Company’s Western Region, is a federal unit operated by a third party and consists of approximately 80,000 acres of the Wind River Basin located in Central Wyoming. The Company owns various working interests in the Madden Unit, which average approximately 14.5% across the unit area. In 2005, the Company’s interests in the Madden Unit produced an average of approximately 40 MMcf per day of natural gas, accounting for approximately 16% of the Company’s natural gas production for the period. As of December 31, 2005, the Company’s proved reserves associated with the Madden Unit were 82 MBbls of oil, condensate and natural gas liquids and 269,823 MMcf of natural gas, which together represented approximately 13.2% of the Company’s total proved reserves. As of that date, the Company’s leasehold interests in the unit included 3,471 net acres of developed lands and 7,351 net acres of undeveloped lands, with approximately 29 net producing wells and 205 gross producing wells. The map below depicts the location of the unit.

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

The Company has actively participated in the exploration and development of the Madden Unit since it first acquired its non-operated working interest in 2001. The Madden Unit is characterized by gas production from multiple stratigraphic horizons of the Lower Ft. Union, Lance, Mesaverde and Cody sands and the Madison dolomite. Production from the Madden Unit is typically found at depths ranging from 5,500 to 20,000 feet and 24,000 to 25,000 feet. Some of the gas produced from the Madden Unit requires processing by the Lost Cabin Gas Plant (in which the Company owns a partial interest) to make it pipeline quality. Of the 210 wells drilled in the Western Region in 2005, 66 of those wells were drilled in the Madden Unit, 88% of which were successfully completed. The Company continues to actively participate in the exploration and development of the Madden Unit and expects the operator of the unit to conduct a drilling program of approximately 61 development wells and one exploratory well in 2006. Recent drilling activity in the unit has focused on the Lower Fort Union formation, where productive zones have historically been found from approximately 5,500 feet to 11,000 feet below the surface. Also in progress is an exploratory test well with a projected total depth of 20,585 feet in the Frontier horizon, located above the Madison dolomite.

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

The Company has actively participated in the development of the Los Mogotes Field since it acquired its initial interest in 2001. The field is characterized by gas production from the Asche, Charco and Lobo members of the Wilcox formation, found at depths ranging from 7,000 to 14,000 feet below the surface. During 2005, the Company participated in drilling 10 wells in this field, all of which were successfully completed. The Company plans to continue an active drilling program in Los Mogotes during 2006, with 49 locations identified to be drilled and 25 of those budgeted to be drilled in 2006.

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

During 2005, the Company’s wells in the Main Pass Block 61/62 Field, which is located on the continental shelf off the southeastern tip of Louisiana, produced an average of approximately 9,800 Bbls/d of oil, condensate and natural gas liquids, accounting for approximately 38% of the Company’s liquid hydrocarbon production for the period. As of December 31, 2005, the Company’s proved reserves for the Main Pass Block 61/62 Field were 16,477 MBbls of oil, condensate and natural gas liquids and 13,530 MMcf of natural gas, which together represented approximately 5.5% of the Company’s total proved reserves. The Company is the operator of a 100% working interest in Main Pass Block 61/62 Field, subject to a 5% overriding royalty interest in Main Pass Block 61. The Company’s interests are owned through federal leases administered by the Minerals Management Service (“MMS”), in which the MMS has retained a 16.67% royalty interest. As of December 31, 2005, the Company’s leasehold interests in the Main Pass Block 61/62 Field included 9,989 net acres of developed lands and no undeveloped lands, with 17 net producing wells. In 2005, the field was shut-in for approximately 49 days due to hurricane activity.

The Main Pass Block 61/62 Field, which was brought online by the Company in 2002, consists of a series of stratigraphic traps located on a regionally dipping slope, downdip at the Upper Miocene Shelf/Slope break. As of December 31, 2005, the Company is injecting water for both pressure support and enhanced recovery in the two larger reservoirs of the field through injection wells, while producing from 17 wells. The map below depicts the location of the field.

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

Miscellaneous

Other Assets

The Company and a subsidiary, Pogo Offshore Pipeline Co., own interests in eight pipelines (excluding field gathering pipelines) through which offshore hydrocarbon production is transported. The

Company also owns an approximate 15% interest in the Lost Cabin Gas Plant located in the Madden Unit, which currently is processing in excess of 340 MMcf per day.

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

PART II

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

POGO PRODUCING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2005	2004
	(Expressed in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable—operating activities	$167,323	$62,156
Accounts payable—investing activities	137,137	86,582
Income taxes payable	2,034	131
Accrued interest payable	20,225	4,550
Accrued payroll and related benefits	3,717	3,566
Price hedge contracts	52,245	—
Deferred income tax	—	4,919
Other	12,480	8,187
Liabilities of discontinued operations	—	109,928
Total current liabilities	395,161	280,019
Long-Term Debt	1,643,452	755,000
Deferred Income Tax	1,316,895	536,823
Asset Retirement Obligation	149,374	74,046
Other Liabilities and Deferred Credits	72,284	21,367
Liabilities of Discontinued Operations	—	85,959
Total liabilities	3,577,166	1,753,214
Commitments and Contingencies (Note 5)	—	—
Shareholders’ Equity:
Preferred stock, $1 par; 4,000,000 shares authorized	—	—
Common stock, $1 par; 200,000,000 shares authorized, and65,275,106 and 64,580,639 shares issued, respectively	65,275	64,581
Additional capital	977,885	943,690
Retained earnings	1,464,214	728,723
Accumulated other comprehensive income (loss)	(30,019)	2,565
Deferred compensation	(17,522)	(9,954)
Treasury stock (7,365,359 and 55,359 shares, respectively), at cost	(361,251)	(1,710)
Total shareholders’ equity	2,098,582	1,727,895
	$5,675,748	$3,481,109

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table illustrates the effect on the Company’s net income and earnings per share (including the results of discontinued operations) if the fair value recognition provisions of SFAS 123 for employee stock-based compensation had been applied to all Stock Awards outstanding during the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$750,703	$261,754	$290,941
Add: Employee stock-based compensation expense,net of related tax effects, included in netincome, as reported	5,389	3,006	1,408
Deduct: Total employee stock-based compensation expense, determined under fair value method for all awards, net of related tax effects	(6,802)	(6,759)	(7,017)
Net income, pro forma	$749,290	$258,001	$285,332
Earnings per share:
Basic—as reported	$12.43	$4.10	$4.65
Basic—pro forma	$12.41	$4.04	$4.56
Diluted—as reported	$12.32	$4.06	$4.54
Diluted—pro forma	$12.30	$4.01	$4.45

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2005	2004	2003
Income (numerator):
Income from continuing operations	$290,069	$249,035	$235,235
Income from discontinued operations, net of tax	460,634	12,719	59,872
Income before cumulative effect of change in accounting principle	750,703	261,754	295,107
Cumulative effect of change in accounting principle	—	—	(4,166)
Net income—basic	750,703	261,754	290,941
Interest expense incurred, net of taxes, and shares issued related to the assumed conversion at $42.185 per share of the 2006 Notes	—	—	2,106
Net income—diluted	$750,703	$261,754	$293,047
Weighted average shares (denominator):
Weighted average shares—basic	60,372	63,848	62,538
Shares assumed issued from the exercise of options to purchase common shares and restriced stock, net of treasury shares assumed purchased from the proceeds, at the average market price for the period	552	545	683
Dilution effect of 2006 Notes	—	—	1,391
Weighted average shares—diluted	60,924	64,393	64,612
Earnings per share:
Basic:
Income from continuing operations	$4.80	$3.90	$3.76
Income from discontinued operations	7.63	0.20	0.96
Cumulative effect of change in accounting principle	—	—	(0.07)
Basic earnings per share	$12.43	$4.10	$4.65
Diluted:
Income from continuing operations	$4.76	$3.87	$3.67
Income from discontinued operations	7.56	0.19	0.93
Cumulative effect of change in accounting principle	—	—	(0.06)
Diluted earnings per share	$12.32	$4.06	$4.54
Antidilutive securities:
Shares assumed not issued from options to purchase common shares asthe exercise prices are above the average market price for the periodor the effect of the assumed exercise would be antidilutive	—	25	467
Average price	$—	$49.02	$41.87

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal components of the Company’s deferred income tax assets and liabilities at December 31, 2005 and 2004 (expressed in thousands) are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Foreign deferred tax assets and net operating loss carry forwards	$6,347	$3,049
Valuation allowance of deferred tax assetsand foreign net operating loss	(6,347)	(3,049)
Tax basis in excess of book basis for price hedge contracts	35,203	—
Tax basis in excess of book basis for deferred compensation and benefit plans	20,004	12,691
Net operating loss carryforwards	2,386	—
Other	4,278	3,561
	61,871	16,252
Deferred tax liabilities:
Book basis in excess of tax basis for oil and gas properties and equipment	(1,360,860)	(548,799)
Other	(5,741)	(9,195)
	(1,366,601)	(557,994)
Net deferred tax liability	$(1,304,730)	$(541,742)

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

(4)          Long-Term Debt

Long-term debt at December 31, 2005 and 2004, consists of the following (dollars expressed in thousands):

	December 31,
	2005	2004
Senior debt—
Bank revolving credit facility:
LIBOR based loans, borrowings at December 31, 2005 and 2004at interest rates of 5.837% and 3.665%, respectively	$606,000	$515,000
LIBOR Rate Advances, borrowings at December 31, 2005 and 2004at interest rates of 5.618% and 3.5275%, respectively	40,000	40,000
Total senior debt	646,000	555,000
Subordinated debt—
8.25% Senior subordinated notes, due 2011	200,000	200,000
6.625% Senior subordinated notes, due 2015	300,000
6.875% Senior subordinated notes, due 2017	500,000	—
Total subordinated debt	1,000,000	200,000
Unamortized discount on 2015 Notes	(2,548)	—
Long-term debt	$1,643,452	$755,000

On December 16, 2004, the Company entered into a new credit agreement (the “Credit Facility”), replacing its then existing credit agreement dated as of March 8, 2001, as amended. The Credit Facility is with various financial institutions and provides for revolving credit borrowings up to a maximum principal amount of $1,000,000,000 at any one time outstanding, with borrowings not to exceed a borrowing base determined at least semiannually using the administrative agent’s usual and customary criteria for oil and gas reserve valuation, adjusted for incurrences of other indebtedness since the last redetermination of the borrowing base.  As of December 31, 2005, the borrowing base was $1,500,000,000. The Credit Facility provides that in specified circumstances involving an increase in ratings assigned to the Company’s debt, the Company may elect for the borrowing base limitation to no longer apply to restrict available borrowings. The Credit Facility also includes procedures for additional financial institutions selected by the Company to become lenders under the agreement, or for any existing lender to increase its commitment in an amount approved by the Company and the lender, subject to a maximum of $250,000,000 for all such increases in commitments of new or existing lenders. Additionally, the Credit Facility permits short-term swing-line loans up to $10,000,000 and the issuance of letters of credit up to $75,000,000, which in each case reduce the credit available for revolving credit borrowings.  All outstanding amounts owed under the Credit Facility become due and payable no later than the final maturity date of December 16, 2009, and are subject to acceleration upon the occurrence of events of default which the Company considers usual and customary for an agreement of this type, including failure to make payments under the credit agreement, non-performance of covenants and obligations continuing beyond any applicable grace period,

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

default in the payment of other indebtedness in excess in principal amount of $25,000,000 or a default accelerating or permitting the acceleration of any such indebtedness, or the occurrence of a “change in control” of the Company, including the acquisition of beneficial ownership of in excess of 50% of its capital stock. If at any time the outstanding credit extended under the agreement exceeds the applicable borrowing base, the deficiency is required to be amortized in four monthly installments commencing 90 days after the deficiency arises, and until the deficiency is eliminated, increases in some applicable interest rate margins apply.

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POGO PRODUCING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POGO PRODUCING COMPANY & SUBSIDIARIES
UNAUDITED SUPPLEMENTARY FINANCIAL AND RESERVES DATA

Oil and Gas Producing Activities

The results of operations from oil and gas producing activities (expressed in thousands) exclude non-oil and gas revenues, corporate general and administrative expenses, other non oil and gas producing expenses, interest charges, interest income and interest capitalized. Income tax (expense) or benefit was determined by applying the statutory rates to pre-tax operating results with adjustments for permanent differences. The Total amounts reflect only those activities related to the Company’s continuing operations.

	2005
	Other			United
	International		Canada	States	Total
Revenues	$—		$134,182	$1,082,065	$1,216,247
Lease operating expense	—		(17,690)	(135,969)	(153,659)
Exploration expense	(9,029	)(a)	(3,397)	(14,047)	(26,473)
Dry hole and impairment expense	—		(4,953)	(82,217)	(87,170)
Depreciation, depletion and amortization expense	—		(50,530)	(256,579)	(307,109)
Production and other taxes	—		(2,744)	(56,783)	(59,527)
Transportation and accretion	—		(2,141)	(24,983)	(27,124)
Pretax operating results	(9,029)		52,727	511,487	555,185
Income tax expense	—		(18,147)	(182,361)	(200,508)
Operating results from continuing operations(b)	$(9,029)		$34,580	$329,126	$354,677

	2004
	Other			United
	International		Canada	States	Total
Revenues	$—		$—	$973,083	$973,083
Lease operating expense	—		—	(100,506)	(100,506)
Exploration expense	—		—	(21,739)	(21,739)
Dry hole and impairment expense	(5,551	)(c)	—	(56,083)	(61,634)
Depreciation, depletion and amortization expense	—		—	(248,431)	(248,431)
Production and other taxes	—		—	(44,104)	(44,104)
Transportation and accretion	—		—	(19,488)	(19,488)
Pretax operating results	(5,551)		—	482,732	477,181
Income tax expense	—		—	(175,576)	(175,576)
Operating results from continuing operations(b)	$(5,551)		$—	$307,156	$301,605

op

POGO PRODUCING COMPANY & SUBSIDIARIES
UNAUDITED SUPPLEMENTARY FINANCIAL AND RESERVES DATA (Continued)

	2003
	Other		United
	International	Canada	States	Total
Revenues	$—	$—	$856,074	$856,074
Lease operating expense	—	—	(81,731)	(81,731)
Exploration expense	—	—	(6,899)	(6,899)
Dry hole and impairment expense	—	—	(30,673)	(30,673)
Depreciation, depletion and amortization expense	—	—	(226,607)	(226,607)
Production and other taxes	—	—	(23,735)	(23,735)
Transportation and accretion	—	—	(16,949)	(16,949)
Pretax operating results	—	—	469,480	469,480
Income tax expense	—	—	(170,750)	(170,750)
Operating results from continuing operations(b)	$—	$—	$298,730	$298,730

(a)           Related to New Zealand.

(b)          Excludes operating results from discontinued operations of $52,850 in 2005, $28,779 in 2004 and $79,237 in 2003.

(c)           Related to the Danish North Sea.

POGO PRODUCING COMPANY & SUBSIDIARIES
UNAUDITED SUPPLEMENTARY FINANCIAL AND RESERVES DATA (Continued)

The following table sets forth the Company’s costs incurred (expressed in thousands) for oil and gas producing activities, including capitalized interest, during the years indicated.

	2005
	Other		United		Discontinued
	International	Canada	States	Total	Operations
Costs incurred
(capitalized unless otherwise indicated):
Property acquisition
Proved	$—	$1,786,916	$45,981	$1,832,897	$—
Unproved	—	830,016	50,843	880,859	—
Exploration
Capitalized	—	9,127	130,079	139,206	1,283
Expensed	9,063	3,397	14,013	26,473	—
Development	129	55,796	164,194	220,119	69,616
Asset retirement cost	—	49,927	3,256	53,183	—
Total oil and gas costs incurred	$9,192	$2,735,179	$408,366	$3,152,737	$70,899

	2004
Property acquisition
Proved	$—	$—	$612,975	$612,975	$—
Unproved	—	—	26,904	26,904	—
Exploration
Capitalized	5,551	—	56,949	62,500	35,067
Expensed	—	—	21,739	21,739	1,510
Development	—	—	228,473	228,473	114,163
Asset retirement cost	—	—	14,330	14,330	4,034
Total oil and gas costs incurred	$5,551	$—	$961,370	$966,921	$154,774

	2003
Property acquisition
Proved	$—	$—	$182,660	$182,660		$—
Unproved	—	—	12,403	12,403		3,475
Exploration
Capitalized	—	—	43,499	43,499		23,803
Expensed	—	—	6,832	6,832		648
Development	—	—	135,424	135,424		116,616
Asset retirement cost	—	—	49,706	49,706	(a)	9,436
Total oil and gas costs incurred	$—	$—	$430,524	$430,524		$153,978

(a)           Includes $47,893 of cumulative asset retirement cost recorded to adopt the provisions of SFAS 143 on January 1, 2003.

POGO PRODUCING COMPANY & SUBSIDIARIES
UNAUDITED SUPPLEMENTARY FINANCIAL AND RESERVES DATA (Continued)

The following information regarding estimates of the Company’s proved oil and gas reserves, which are located onshore in the United States and Canada and offshore in United States waters of the Gulf of Mexico for continuing operations and were located offshore in the Kingdom of Thailand and in Hungary for discontinued operations, is based on reports prepared by Ryder Scott Company, L.P. and reports prepared by the Company and reviewed by Ryder Scott Company—Canada and Miller & Lents, Ltd. The definitions and assumptions that serve as the basis for the discussions under the caption “Item 1, Business—Exploration and Production Data—Reserves” should be referred to in connection with the following information.  Only reserves data related to the Company’s continuing operations is presented under the Total amounts.

Estimates of Proved Reserves

Oil, Condensate and Natural Gas Liquids (Bbls.)

		United		Discontinued
	Canada	States	Total	Operations
Proved Reserves as of December 31, 2002	—	80,092,262	80,092,262	38,086,570
Revisions of previous estimates	—	6,338,668	6,338,668	3,625,838
Extensions, discoveries and other additions	—	2,982,400	2,982,400	3,323,071
Purchase of properties	—	4,301,200	4,301,200	—
Estimated 2003 production	—	(16,162,000)	(16,162,000)	(7,718,000)
Proved Reserves as of December 31, 2003	—	77,552,530	77,552,530	37,317,479
Revisions of previous estimates	—	5,012,763	5,012,763	(730,971)
Extensions, discoveries and other additions	—	1,727,761	1,727,761	2,469,912
Purchase of properties	—	13,775,000	13,775,000	—
Sale of properties	—	(1,832,000)	(1,832,000)	—
Estimated 2004 production	—	(12,370,000)	(12,370,000)	(6,540,000)
Proved Reserves as of December 31, 2004	—	83,866,054	83,866,054	32,516,420
Revisions of previous estimates	(23,300)	5,537,272	5,513,972	—
Extensions, discoveries and other additions	3,083,600	1,801,097	4,884,697	—
Purchase of properties	60,100,000	588,379	60,688,379	—
Sale of properties	—	—	—	(28,496,442)
Estimated 2005 production	(1,357,312)	(9,554,925)	(10,912,237)	(4,019,978)
Proved Reserves as of December 31, 2005	61,802,988	82,237,877	144,040,865	—
Proved Developed Reserves as of:
December 31, 2002	—	74,041,149	74,041,149	23,831,851
December 31, 2003	—	67,391,031	67,391,031	19,878,246
December 31, 2004	—	72,968,008	72,968,008	19,606,216
December 31, 2005	55,413,014	63,160,705	118,573,719	—

POGO PRODUCING COMPANY & SUBSIDIARIES
UNAUDITED SUPPLEMENTARY FINANCIAL AND RESERVES DATA (Continued)

Estimates of Proved Reserves

Natural Gas (MMcf)

		United		Discontinued
	Canada	States	Total	Operations
Proved Reserves as of December 31, 2002	—	713,906	713,906	159,604
Revisions of previous estimates	—	5,686	5,686	16,722
Extensions, discoveries and other additions	—	65,095	65,095	30,569
Purchase of properties	—	129,119	129,119	—
Estimated 2003 production	—	(76,802)	(76,802)	(31,576)
Proved Reserves as of December 31, 2003	—	837,004	837,004	175,319
Revisions of previous estimates	—	(16,357)	(16,357)	(4,497)
Extensions, discoveries and other additions	—	33,610	33,610	4,038
Purchase of properties	—	172,022	172,022	—
Sale of properties	—	(2,888)	(2,888)	—
Estimated 2004 production	—	(89,410)	(89,410)	(29,171)
Proved Reserves as of December 31, 2004	—	933,981	933,981	145,689
Revisions of previous estimates	954	6,280	7,234	—
Extensions, discoveries and other additions	32,646	29,063	61,709	—
Purchase of properties	259,610	6,500	266,110	—
Sale of properties	—	—	—	(127,926)
Estimated 2005 production	(6,783)	(84,526)	(91,309)	(17,763)
Proved Reserves as of December 31, 2005	286,427	891,298	1,177,725	—
Proved Developed Reserves as of:
December 31, 2002	—	600,255	600,255	87,301
December 31, 2003	—	702,836	702,836	77,938
December 31, 2004	—	769,753	769,753	83,095
December 31, 2005	220,704	685,301	906,005	—

POGO PRODUCING COMPANY & SUBSIDIARIES

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES—Unaudited

The standardized measure of discounted future net cash flows from the production of proved reserves (expressed in thousands) is developed as follows:

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

	Year Ended December 31, 2005
		United		Discontinued
	Canada	States	Total	Operations
Future gross revenues	$4,834,548	$11,670,396	$16,504,944	$—
Future production costs	(1,169,784)	(2,585,215)	(3,754,999)	—
Future development and abandonment costs	(204,549)	(709,555)	(914,104)	—
Future net cash flows before income taxes	3,460,215	8,375,626	11,835,841	—
Discount at 10% per annum	(1,506,129)	(3,709,154)	(5,215,283)	—
Discounted future net cash flows before income taxes	1,954,086	4,666,472	6,620,558	—
Future income taxes, net of discount at 10% per annum	(612,675)	(1,445,038)	(2,057,713)	—
Standardized measure of discounted future net cash flows related to proved oil and gas reserves	$1,341,411	$3,221,434	$4,562,845	$—

	Year Ended December 31, 2004
Future gross revenues	$—	$8,850,237	$8,850,237	$1,724,267
Future production costs	—	(2,123,530)	(2,123,530)	(405,950)
Future development and abandonment costs	—	(437,117)	(437,117)	(143,584)
Future net cash flows before income taxes	—	6,289,590	6,289,590	1,174,733
Discount at 10% per annum	—	(2,650,272)	(2,650,272)	(242,118)
Discounted future net cash flows before income taxes	—	3,639,318	3,639,318	932,615
Future income taxes, net of discount at 10% per annum	—	(1,080,607)	(1,080,607)	(395,759)
Standardized measure of discounted future net cash flows related to proved oil and gas reserves	$—	$2,558,711	$2,558,711	$536,856

POGO PRODUCING COMPANY & SUBSIDIARIES

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES—Unaudited (Continued)

	Year Ended December 31, 2003
		United		Discontinued
	Canada	States	Total	Operations
Future gross revenues	$—	$6,912,547	$6,912,547	$1,594,681
Future production costs	—	(1,417,118)	(1,417,118)	(394,466)
Future development and abandonment costs	—	(324,813)	(324,813)	(195,346)
Future net cash flows before income taxes	—	5,170,616	5,170,616	1,004,869
Discount at 10% per annum	—	(2,241,953)	(2,241,953)	(243,531)
Discounted future net cash flows before income taxes	—	2,928,663	2,928,663	761,338
Future income taxes, net of discount at 10% per annum	—	(919,540)	(919,540)	(320,431)
Standardized measure of discounted future net cash flows related to proved oil and gas reserves	$—	$2,009,123	$2,009,123	$440,907

The following are the principal sources of change in the standardized measure of discounted future net cash flows.

	For the Year Ended December 31, 2005
		United		Discontinued
	Canada	States	Total	Operations
Beginning balance	$—	$2,558,711	$2,558,711	$536,856
Revisions to prior years’ proved reserves:
Net changes in prices and production costs	—	1,528,299	1,528,299	—
Net changes due to revisions in quantity estimates	(7,555)	150,026	142,471	—
Net changes in estimates of future development costs	—	(334,605)	(334,605)	—
Accretion of discount	—	363,932	363,932	54,402
Changes in production rate and other	369,490	(154,108)	215,382	—
Total revisions	361,935	1,553,544	1,915,479	54,402
New field discoveries and extensions, net of future production and development costs	193,857	145,537	339,394	—
Purchases of properties	1,509,798	32,207	1,542,005	—
Sales of properties	—	—	—	(819,357)
Sales of oil and gas produced, net of production costs	(111,504)	(864,505)	(976,009)	(197,234)
Previously estimated development costs incurred	—	160,371	160,371	29,574
Net change in income taxes	(612,675)	(364,431)	(977,106)	395,759
Net change in standardized measure of discounted future net cash flows	1,341,411	662,723	2,004,134	(536,856)
Ending balance	$1,341,411	$3,221,434	$4,562,845	$—

POGO PRODUCING COMPANY & SUBSIDIARIES

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES—Unaudited (Continued)

	For the Year Ended December 31, 2004
		United		Discontinued
	Canada	States	Total	Operations
Beginning balance	$—	$2,009,123	$2,009,123	$440,907
Revisions to prior years’ proved reserves:
Net changes in prices and production costs	—	631,060	631,060	237,010
Net changes due to revisions in quantity estimates	—	39,661	39,661	(14,429)
Net changes in estimates of future development costs	—	(154,659)	(154,659)	(7,007)
Accretion of discount	—	292,866	292,866	76,134
Changes in production rate and other	—	(51,192)	(51,192)	7,778
Total revisions	—	757,736	757,736	299,486
New field discoveries and extensions, net of future production and development costs	—	126,167	126,167	86,796
Purchases of properties	—	596,173	596,173	—
Sales of properties	—	(58,570)	(58,570)	—
Sales of oil and gas produced, net of production costs	—	(808,986)	(808,986)	(265,160)
Previously estimated development costs incurred	—	98,135	98,135	50,155
Net change in income taxes	—	(161,067)	(161,067)	(75,328)
Net change in standardized measure of discounted future net cash flows	—	549,588	549,588	95,949
Ending balance	$—	$2,558,711	$2,558,711	$536,856

	For the Year Ended December 31, 2003
		United		Discontinued
	Canada	States	Total	Operations
Beginning balance	$—	$1,714,788	$1,714,788	$340,427
Revisions to prior years’ proved reserves:
Net changes in prices and production costs	—	434,060	434,060	185,334
Net changes due to revisions in quantity estimates	—	113,329	113,329	87,264
Net changes in estimates of future development costs	—	(21,781)	(21,781)	(48,445)
Accretion of discount	—	249,556	249,556	60,280
Changes in production rate and other	—	(182,172)	(182,172)	(12,095)
Total revisions	—	592,992	592,992	272,338
New field discoveries and extensions, net of future production and development costs	—	241,946	241,946	78,242
Purchases of properties	—	289,484	289,484	—
Sales of oil and gas produced, net of production costs	—	(737,628)	(737,628)	(250,353)
Previously estimated development costs incurred	—	46,311	46,311	58,313
Net change in income taxes	—	(138,770)	(138,770)	(58,060)
Net change in standardized measure of discounted future net cash flows	—	294,335	294,335	100,480
Ending balance	$—	$2,009,123	$2,009,123	$440,907

Quarterly Results—Unaudited

Summaries of the Company’s results of operations by quarter for the years 2005 and 2004 are as follows:

	Quarter Ended
	Mar. 31	June 30	Sept. 30		Dec. 31
	(Expressed in thousands, except per share amounts)
2005
Revenues	$255,746	$274,564	$275,812		$419,577
Gross profit(a)	$92,424	$144,757	$152,200		$206,321
Income from continuing operations	$39,509	$73,978	$61,903		$114,679
Income (loss) from discontinued operations, net of tax	$19,727	$29,461	$411,625	(c)	$(179)
Net income	$59,236	$103,439	$473,528		$114,500
Basic earnings per share(b):
Income from continuing operations	$0.62	$1.23	$1.04		$1.98
Income (loss) from discontinued operations	$0.31	$0.48	$6.92		$—
Basic earnings per share	$0.93	$1.71	$7.96		$1.98
Diluted earnings per share(b):
Income from continuing operations	$0.63	$1.22	$1.03		$1.96
Income (loss) from discontinued operations	$0.30	$0.48	$6.86		$—
Diluted earnings per share	$0.93	$1.70	$7.89		$1.96
2004
Revenues	$235,133	$250,697	$259,711		$242,147
Gross profit(a)	$125,183	$136,991	$132,748		$93,419
Income from continuing operations	$66,701	$67,080	$69,004		$46,250
Income (loss) from discontinued operations, net of tax	$4,939	$(1,891)	$17,608		$(7,937)
Net income	$71,640	$65,189	$86,612		$38,313
Basic earnings per share(b):
Income from continuing operations	$1.05	$1.05	$1.08		$0.72
Income (loss) from discontinued operations	$0.08	$(0.03)	$0.28		$(0.12)
Basic earnings per share	$1.13	$1.02	$1.36		$0.60
Diluted earnings per share(b):
Income from continuing operations	$1.04	$1.04	$1.07		$0.72
Income (loss) from discontinued operations	$0.08	$(0.03)	$0.28		$(0.13)
Diluted earnings per share	$1.12	$1.01	$1.35		$0.59

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

(a)           Documents Filed as Part of this Form 10-K/A.

2.                Financial Statement Schedules:

All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

The Exhibits designated by an asterisk have been previously filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks were filed on March 2, 2006 with the Original 10-K to which this Form 10-K/A relates. The Exhibits without any such designation are filed herewith.

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

Executive Compensation Plans and Arrangements (comprising Exhibits 10.1 through 10.32, inclusive)

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
*10.8

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Paul G. Van Wagenen, dated February 1, 2005 (Exhibit 10.8, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.9

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Stephen R. Brunner, dated February 1, 2005 (Exhibit 10.9, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.10

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Jerry A. Cooper, dated February 1, 2005 (Exhibit 10.10, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.11

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and John O. McCoy, Jr., dated February 1, 2005 (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.12

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and David R. Beathard, dated February 1, 2005 (Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.13

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Radford P. Laney, dated February 1, 2005 (Exhibit 10.13, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.14

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and J. Don McGregor, dated February 1, 2005 (Exhibit 10.14, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.15

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Gerald A. Morton, dated February 1, 2005 (Exhibit 10.15, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.16

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and James P. Ulm, II, dated February 1, 2005 (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.17

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Bruce E. Archinal, dated February 1, 2005 (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2004).

*10.18

Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Michael J. Killelea, dated February 1, 2005 (Exhibit 10.19, Annual Report on Form 10-K for the year ended December 31, 2004).

**10.19	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Paul G. Van Wagenen, dated August 1, 2005.
**10.20	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Stephen R. Brunner, dated August 1, 2005.
**10.21	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Jerry A. Cooper, dated August 1, 2005.
**10.22	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and John O. McCoy, Jr., dated August 1, 2005.
**10.23	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and David R. Beathard, dated August 1, 2005.
**10.24	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Radford P. Laney, dated August 1, 2005.
**10.25	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and J. Don McGregor, dated August 1, 2005.
**10.26	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Gerald A. Morton, dated August 1, 2005.
**10.27	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and James P. Ulm, II, dated August 1, 2005.
**10.28	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Bruce E. Archinal, dated August 1, 2005.
**10.29	Extension Agreement to Amended and Restated Executive Employment Agreement by and between Pogo Producing Company and Michael J. Killelea, dated August 1, 2005.
*10.30	Form of Restricted Stock Award Agreement Under Incentive Plans (Exhibit 10.2, Current Report on Form 8-K filed August 1, 2005, File No. 1-7792).
*10.31	Form of Directors Phantom Stock Agreement (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-7792).
*10.32	Pogo Producing Company Retention Incentive Plan effective September 27, 2005 (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-7792).
**12.1	Statement showing computation of ratios of earnings to fixed charges.
**21	List of Subsidiaries of Pogo Producing Company
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ryder Scott Company, L.P.

23.3	Consent of Ryder Scott Company - Canada
23.4	Consent of Miller and Lents, Ltd.
**24	Powers of Attorney from each director of Pogo Producing Company whose signature is affixed to this Form 10-K for year ended December 31, 2005.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
**99.1	Summary Report of Ryder Scott Company, L.P. for the year ended December 31, 2005.
**99.2	Summary Report of Ryder Scott Company—Canada for the year ended December 31, 2005.
**99.3	Summary Report of Miller and Lents, Ltd. for the year ended December 31, 2005.
*99.4	Summary Report of Ryder Scott Company, L.P. for the year ended December 31, 2004 (Exhibit 99.1, Annual Report on Form 10-K for the year ended December 31, 2004).
*99.5	Summary Report of Miller and Lents, Ltd. for the year ended December 31, 2004 (Exhibit 99.2, Annual Report on Form 10-K for the year ended December 31, 2004).
*99.6	Summary Report of Ryder Scott Company, L.P. for the year ended December 31, 2003 (Exhibit 99.1, Annual Report on Form 10-K for the year ended December 31, 2003).
*99.7	Summary Report of Miller and Lents, Ltd. for the year ended December 31, 2003 (Exhibit 99.2, Annual Report on Form 10-K for the year ended December 31, 2003).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

POGO PRODUCING COMPANY
(REGISTRANT)
	BY:	/s/ PAUL G. VAN WAGENEN
Paul G. Van Wagenen
Chairman, President and Chief Executive Officer
Date: October 27, 2006